Form 10-K
period 2003-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2004-03-25
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 333-106838

                            -------------------------

                    CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL
                                  INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         MARYLAND                                         80-0067704
(STATE OF INCORPORATION)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                              10020
        NEW YORK, NEW YORK 10020                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            -------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

CPA(R):16 - Global has no active market for common stock at March 5, 2004. Non-affiliates held 6,386,336 shares of common stock, $.001 Par Value outstanding at March 5, 2004.

     As of March 5, 2004, there are 6,406,336 shares of common stock of Registrant outstanding.

     Registrant incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 1. Business.

Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global") was formed as a Maryland corporation in June, 2003. Between January 1, 2004 and March 18, 2004, CPA(R):16-Global sold a total of 6,386,336 shares of common stock for a total of $63,736,705 in gross offering proceeds. CPA(R):16-Global intends to engage in the business of investing in commercial and industrial real estate. CPA(R):16-Global intends to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes no later than the 2004 tax year. CPA(R):16-Global will use the proceeds of its offering, combined with limited recourse mortgage debt, to acquire and own commercial properties for lease to companies nationwide and internationally. As of December 31, 2003, CPA(R):16-Global had purchased a 0.01% interest in a facility located in Kahl am Main, Germany, purchased from Actuant Corporation and GB Tools and Supplies, Inc., and leased back to Actuant and GB Tools and Supplies. The remaining 99.99% interest in this facility is owned by Corporate Property Associates 15 Incorporated ("CPA(R):15").

CPA(R):16-Global's core investment strategy is to purchase and own properties domestically and internationally, leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring the tenant to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):16-Global also generally intends to include in its leases:

- clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

- covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

- indemnification of CPA(R):16-Global for environmental and other liabilities; and

-    guarantees from parent companies or other entities.

As a REIT, CPA(R):16-Global will not be subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

W .P. Carey & Co. LLC ("WPC"), CPA(R):16-Global's advisor, provides both strategic and day-to-day management for CPA(R):16-Global, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for CPA(R):16-Global. WPC has dedicated senior executives in each area of its organization so that CPA(R):16-Global functions as a fully integrated operating company. CPA(R):16-Global will pay asset management fees and certain transactional fees to WPC. CPA(R):16-Global will also reimburses WPC for certain expenses. WPC also serves in this capacity for Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated and CPA(R):15. WPC is a publicly-traded company listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):16-Global's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2003, CPA(R):16-Global had no employees. WPC employs 120 individuals who perform services for CPA(R):16-Global.

DEVELOPMENTS DURING 2003

Effective December 12, 2003, CPA(R):16-Global registered for sale with the Securities and Exchange Commission up to 110,000,000 shares of its common stock for an aggregate gross sales price of $1,100,000,000. These shares are being offered through Carey Financial Corporation, an affiliate.

In December 2003, CPA(R):16-Global and CPA(R):15 purchased a facility for $16,690,366 ((euro)13,724,584) and entered into a net lease with Actuant Corporation and GB Tools and Supplies, Inc. CPA(R):16-Global and CPA(R):15 are in negotiations to obtain mortgage financing in connection with the acquisition. CPA(R):16-Global has an initial ownership interest of .01%. CPA(R):16-Global has an obligation to increase its ownership interest to 75% subject to (i) CPA(R):16-Global raising at least $50,000,000 in net proceeds with respect to its initial public offering and (ii) the approval by the Boards of Directors (including a majority of the independent directors) of both CPA(R):16-Global and CPA(R):15. As of March 3, 2004, CPA(R):16-Global had raised in excess of $60,000,000. The purchase price of the additional interest in this facility will be CPA(R):16-Global's proportional share of the total equity in the investment, subject to any changes in the appraised value of the property.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

The lease has an initial term of 17 years followed by two five-year renewal options. The initial aggregate annual rent under the lease is (euro)1,306,500 ($1,640,572 using the exchange rate for the Euro as of December 31, 2003). The lease provides for annual rent increases based on a formula indexed to increases in the German Consumer Price Index, capped at 3.75%. Actuant Corporation is a public-traded company and is listed on the New York Stock Exchange.

INVESTMENT OBJECTIVES, PROCEDURES AND POLICIES

CPA(R):16-Global's purpose is to provide investors with an opportunity to diversify their investment holdings by providing an exposure to both domestic and international income producing real estate. CPA(R):16-Global seeks to invest in commercial real estate properties which are under development or construction, are newly constructed or have been constructed and have operating histories. CPA(R):16-Global's investment objectives are:

- to own a diversified portfolio of net-leased real estate that will increase in value;

-    provide inflation protected income;

-    to pay quarterly distributions at an increasing rate; and

- increase the value of its shares by increasing the equity in its real estate as a result of making regular mortgage principal payments.

INVESTMENT OPPORTUNITIES

In addition to opportunities in the domestic real estate market, including the net lease market, CPA(R):16-Global believes that international real estate markets provide investors with an opportunity to diversify their portfolio with an investment that may provide returns that are less correlated to the returns of the equity, bond and real estate markets of the United States. Although primarily focusing international investments on properties in the European Union, CPA(R):16-Global plans to evaluate potential acquisitions on a case-by-case basis and have no predetermined limitations or targets for geographical location.

Although commercial real estate markets in the European Union are quite diverse, CPA(R):16-Global believes that there are certain characteristics that generally differentiate these markets from the United States real estate market. CPA(R):16-Global also believes that these factors provide an opportunity for enhanced returns and diversification as compared to the commercial real estate market in the United States. Differentiating factors include:

         Higher Owner Occupancy. The acquisition of corporate real estate on a net-lease basis has been a common practice in the United States for a number of years. This has resulted in a level of owner-occupation in the United States in the range of 24% of the total commercial real estate market. In the European Union real estate market, the level of owner-occupation is approximately 67%. CPA(R):16-Global believes that these statistics support the premise that the European Union real estate market may provide CPA(R):16-Global with a larger pool of investment opportunities than would be available solely in the United States.

         Less Available Land and Greater Restrictions on Expansion. The economy of the European Union is 15% smaller than the United States economy but has 66% less available land and a 35% greater population. Furthermore, the countries in the European Union have numerous restrictions limiting commercial real estate development. As a result of these factors, CPA(R):16-Global believes that long-term economic or social growth in the European Union has the potential to increase the value of commercial real estate rates to levels that exceed those in the United States.

Historically, European real estate has outperformed U.S. real estate. European real estate appears to have produced higher total returns (income plus capital appreciation) than has real estate in the United States. While CPA(R):16-Global believes this may prove to be the case in the future, it is important to recognize that past results cannot guarantee future investment returns.

The commercial real estate markets of certain countries within the European Union or other countries or geographic locations where CPA(R):16-Global may purchase properties may have different characteristics than those described above. CPA(R):16-Global will evaluate each transaction on a case-by-case basis and will, as a part of this evaluation, examine current characteristics and market conditions.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

INVESTMENT PROCEDURES

CPA(R):16-Global seeks to invest primarily in single-tenant commercial real property, either existing or under construction. Generally, the properties are net leased to tenants that the investment committee deems creditworthy based on leases that will be full recourse obligations of the tenants or their affiliates. In most cases, leases will require the initial tenant to pay all the costs of maintenance, insurance and real estate taxes. CPA(R):16-Global may also invest in other types of income-producing property.

In analyzing potential acquisitions, WPC will review all aspects of a transaction, including tenant and real estate fundamentals to determine whether a potential acquisition and lease can be structured to satisfy
CPA(R):16-Global's acquisition criteria. WPC may consider the following aspects of each transaction:

         Tenant Evaluation. WPC will evaluate each potential tenant for its creditworthiness, typically considering factors such as: management experience; industry position and fundamentals; operating history; and capital structure. WPC will seek tenants it believes will have stable or improving credit profiles and credit potential that has not been recognized by the market. CPA(R):16-Global believes that there is currently a shortage of capital available for companies with these characteristics. By leasing properties to these tenants, CPA(R):16-Global can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of the lease or investment will likely increase (if all other factors affecting value remain unchanged). Whether a prospective tenant is creditworthy will be determined by WPC or the investment committee. Creditworthy does not necessarily mean "investment grade."

         Leases with Increasing Rent. WPC seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the Consumer Price Index. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods that may not have been in existence or contemplated by CPA(R):16-Global currently. WPC will seek to avoid entering into leases that provide for contractual reductions in rents attributable to the CPA(R):16-Global's equity investment in the property during their primary term.

         Diversification. WPC will attempt to diversify CPA(R):16-Global's portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. By diversifying the portfolio, WPC reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

         Property Evaluation. The prospects for the seller/lessee's enterprise and the financial strength of the seller/lessee will generally be important aspects of the sale and leaseback of a property, particularly a property specifically suited to the needs of the lessee. Operating results of properties may be examined to determine whether or not projected rental levels are likely to be met. WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. Each property purchased by CPA(R):16-Global will be appraised by an independent appraiser. CPA(R):16-Global will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value.

         Properties Important to Tenant Operations. WPC will generally seek to acquire properties that it believes are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant.

         Lease Provisions that Enhance and Protect Value. When appropriate, WPC will attempt to include provisions in leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational or financial covenants of the

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

         tenant, and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect CPA(R):16-Global's investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to CPA(R):16-Global or could reduce the value of CPA(R):16-Global's properties.

         Letter of Credit or Guaranty. WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied through a guaranty of lease obligations from the tenant's corporate parent or a letter of credit. This credit enhancement provides CPA(R):16-Global with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant-by-tenant, case-by-case basis. Therefore, general standards for credit worthiness cannot be applied.

WPC uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants to purchase stock of the tenant to which the property is leased or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements helps CPA(R):16-Global to achieve its goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of WPC's investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies CPA(R):16-Global's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the members of the investment committee.

CPA(R):16-Global believes that the investment committee review process gives it a unique competitive advantage over other net lease companies because of the substantial experience and perspective that the investment committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

The following people serve on the investment committee:

- George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 23 years.

- Frank J. Hoenemeyer, Vice Chairman, was formerly Vice-Chairman, Director and Chief Investment Officer of the Prudential Insurance Company of America and had responsibility for Prudential's investment portfolio.

- Nathaniel S. Coolidge previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibility included overseeing fixed income investments for Hancock, its affiliates and outside clients.

- Lawrence R. Klein is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein was awarded the Nobel Prize in Economic Sciences and currently advises various governments and government agencies.

- Ralph F. Verni, is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

- Karsten von Koller was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Each property purchased by CPA(R):16-Global will be appraised by an independent appraiser. WPC selects an appraiser that is independent from WPC, and CPA(R):16-Global's Board of Directors must approve of the selection. CPA(R):16-Global will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):16-Global may be greater or less than the appraised value. CPA(R):16-Global intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property, although there can be no assurance that hazardous substances or wastes (as defined by present or future federal or state laws or regulations) will not be discovered on the property. See "Factors Affecting Future Operating Results -- Potential liability for environmental matters could adversely affect CPA(R):16-Global's financial condition." CPA(R):16-Global will also consider factors peculiar to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment located outside the United States.

TYPES OF INVESTMENTS

Substantially all of CPA(R):16-Global's investments will be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period after their acquisition. Investments will not be restricted as to geographical areas, but it is expected that most of the investments will be within the United States and the remainder will be invested outside the United States. See "Factors Affecting Future Operating Results -- International investment risks, including currency fluctuation, adverse political or economic developments, lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles), uncertainty of foreign laws and the difficulty of enforcing certain obligations in other countries will affect CPA(R):16-Global 's operations and its ability to make distributions; -- Investments in properties outside of the United States subject us to foreign currency risks which may impact distributions; -- This is the first REIT managed by WPC that may have significant focus on international investments." Prospective investors will not be able to evaluate the merits of CPA(R):16-Global 's investments or the terms of any dispositions. See "Factors Affecting Future Operating Results - CPA(R):16-Global 's success will be dependent on the performance of WPC."

CPA(R):16-Global expects that many of its property acquisitions will be through sale-leaseback transactions, in which it acquires properties from companies that simultaneously lease the properties back from CPA(R):16-Global. Many of CPA(R):16-Global's properties will be subject to long-term leases. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.

CPA(R):16-Global anticipates that some of its sale-leasebacks will be in conjunction with acquisitions, recapitalizations or other corporate transactions. CPA(R):16-Global may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). See "Factors Affecting Future Operating Results -- If CPA(R):16-Global 's tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy or insolvency."

In some circumstances, CPA(R):16-Global grants tenants a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

         Investments in Loans

An investment may be structured as a loan in situations in which a standard net lease transaction would have an adverse impact on the seller of a property or otherwise would be inappropriate for CPA(R):16-Global. WPC will attempt to structure any such loan in a manner that will provide CPA(R):16-Global with an economic return similar to that which it could expect to receive had the investment been structured as a net lease transaction. Any transaction structured as a loan must otherwise meet CPA(R):16-Global's investment criteria.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Some of the loans made, purchased or otherwise acquired by CPA(R):16-Global, in addition to providing for base interest at a fixed or variable rate, may allow CPA(R):16-Global to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though it were an equity owner of a portion of the property. In addition, it is possible that the participations may take other forms where available or deemed appropriate. The forms and extent of the participations CPA(R):16-Global receives will vary with each transaction depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on the loans and the anticipated and actual cash flow from the underlying real property. Loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. Loans are not expected to comprise a significant portion of CPA(R):16-Global's portfolio. CPA(R):16-Global will not make or invest in loans that are subordinate to any mortgage held by WPC, the directors or their affiliates.

Any loans will be secured by various types of real property as well as personal or mixed property connected with the real property. The loans generally will be secured by property with a demonstrable income-producing potential. In determining whether to make loans, WPC will analyze relevant property and financial factors that may include the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the borrower.

CPA(R):16-Global will generally require that a mortgagee's title insurance policy or commitment as to the lien priority of a mortgage or the condition of title be obtained. CPA(R):16-Global will obtain independent appraisals for underlying real property, which it will maintain in its records for at least five years and make available for inspection and duplication by any shareholder at its offices. However, WPC generally will rely on its own independent analysis and not exclusively on appraisals in determining whether to make a particular loan. It should be noted that appraisals are estimates of value and may differ from true worth or realizable value. CPA(R):16-Global will not make a loan when the amount it advances plus the amount of any existing loans that are equal or senior to the loan exceeds 100% of the appraised value of the underlying real property.

         Joint Ventures and Wholly-Owned Subsidiaries

CPA(R):16-Global may enter into joint ventures or general partnerships and other participations with real estate developers, owners and others for the purpose of obtaining equity interests in a property or properties in accordance with its investment policies. These investments permit CPA(R):16-Global to own interests in large properties without unduly restricting the diversity of its portfolio. CPA(R):16-Global will not enter into a joint venture to make an investment that it would not be permitted to make on its own. In connection with such a joint investment, both CPA(R):16-Global and its affiliates would be required to approve any material decisions concerning the investment, including refinancing and capital improvements. See "Factors Affecting Future Operating Results - CPA(R):16-Global's participation in joint ventures creates additional risk."

CPA(R):16-Global may participate jointly with publicly registered investment programs or other entities sponsored or managed by WPC in investments as tenants-in-common or in some other joint venture arrangement. Joint ventures with affiliated programs will be permitted only if:

- a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates;

- the affiliated program or entity makes its investment on substantially the same terms and conditions as CPA(R):16-Global; and

- CPA(R):16-Global and the affiliated program or entity each have a right of first refusal to purchase the investment if the other program wishes to sell the investment.

CPA(R):16-Global may not have money available to exercise this right of first refusal and can make no determination as to whether it would borrow funds or liquidate assets in order to exercise any option. CPA(R):16-Global will not otherwise participate in joint investments with WPC or its affiliates. The cost of structuring joint investments will be shared ratably by CPA(R):16-Global and participating investors.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

CPA(R):16-Global generally forms wholly-owned subsidiary corporations to purchase properties. These subsidiary corporations are usually formed for the sole purpose of acquiring a specific property or properties located in one or more states or countries and would have organizational documents:

- that are substantially similar in all relevant ways to CPA(R):16-Global's organizational documents;

-    that comply with all applicable securities laws and regulations; and

-    that comply with the applicable terms and conditions set forth herein.

Some of the provisions of the organizational documents of wholly-owned subsidiaries or other entities formed outside the United States may be revised to comply with the law of the country or locality in which the entity is formed. CPA(R):16-Global may make loans to its wholly-owned subsidiaries and it may guarantee the obligations of these subsidiaries. CPA(R):16-Global may also purchase properties indirectly by purchasing the interests in entities that own real estate it wants to purchase.

         Other Investments

CPA(R):16-Global may invest up to 10% of its net equity in unimproved or non-income-producing real property and in "equity interests." Investment in equity interests in the aggregate will not exceed five percent of CPA(R):16-Global's net equity. Such "equity interests" are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which CPA(R):16-Global lends money or a parent or controlling person of a borrower or tenant. CPA(R):16-Global may invest in unimproved or non-income-producing property, which WPC believes will appreciate in value, or which will increase the value of adjoining or neighboring properties CPA(R):16-Global owns. There can be no assurance that these expectations will be realized. Often, equity interests will be "restricted securities" as defined in Rule 144, promulgated under the Securities Act of 1933. Under this rule, CPA(R):16-Global may be prohibited from reselling the equity securities without limitation until it has fully paid for and held the securities for one year. The issuer of equity interests in which CPA(R):16-Global invests may never register the interests under the Securities Act of 1933. Whether an issuer registers its securities under the Securities Act of 1933 may depend on the success of its operations.

CPA(R):16-Global will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price shall not be deemed an investment subject to the above described limitations. CPA(R):16-Global may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. CPA(R):16-Global will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid. CPA(R):16-Global will invest in equity interests which WPC believes will appreciate in value. There can be no assurance, however, that this expectation will be realized.

CPA(R):16-Global will not invest in real estate contracts of sale unless the contracts of sale are in recordable form and are appropriately recorded in the applicable chain of title.

There can be no assurance as to when CPA(R):16-Global's capital may be fully invested in properties. Pending investment, cash obtained from the offering of CPA(R):16-Global's securities will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain CPA(R):16-Global's REIT status, it also may invest in securities that qualify as "real estate assets" and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which WPC or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction. If all the proceeds derived from offerings of CPA(R):16-Global's securities are not invested or committed to be invested prior to the expiration of the later of twenty-four months after the commencement of the offering or one year after the termination of the offering, then the proceeds not so invested or committed will, promptly after the expiration of such period, be distributed pro rata to the shareholders as a return of capital, without any deductions for organizational and offering expenses or acquisition expenses. For the purpose of this provision, funds will be deemed to have been committed to investment as required and will not be returned to

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

shareholders if written agreements in principle have been executed at any time prior to the expiration of the period, regardless of whether the investments have been made, and also to the extent any funds have been reserved to make contingent payments in connection with any property, regardless of whether the payments have been made.

If at any time the character of CPA(R):16-Global's investments would cause it to be deemed an "investment company" for purposes of the Investment Company Act of 1940, it will take the necessary action to ensure that it is not deemed to be an "investment company." WPC will continually review CPA(R):16-Global's investment activity to attempt to ensure that CPA(R):16-Global does not come within the application of the Investment Company Act of 1940. Among other things, WPC will attempt to monitor the proportion of CPA(R):16-Global's portfolio that is placed in various investments so that CPA(R):16-Global does not come within the definition of an investment company under the Act. CPA(R):16-Global has been advised by counsel that if it operates in accordance with the description of its proposed business described herein, CPA(R):16-Global will not be deemed an "investment company" for purposes of the Investment Company Act of 1940.

CPA(R):16-Global's reserves, if any, will be invested in permitted temporary investments. WPC will evaluate the relative risks and rate of return, CPA(R):16-Global's cash needs and other appropriate considerations when making short-term investments on CPA(R):16-Global's behalf. The rate of return of permitted temporary investments may be less than or greater than would be obtainable from real estate investments.

CPA(R):16-Global may purchase property from WPC, its directors or affiliates only if:

- a majority of the independent directors and a majority of the directors who otherwise are not interested in the transaction approve the transaction as being fair and reasonable to CPA(R):16-Global;

- the property was acquired by WPC, its director or affiliate for the purpose of facilitating its purchase by CPA(R):16-Global, facilitating the borrowing of money or the obtaining of financing for CPA(R):16-Global or any other purpose related to CPA(R):16-Global's business; and

- the property is purchased by CPA(R):16-Global for a price no greater than the cost to the affiliate (provided, however, that the price may be greater than the cost to the affiliate, but in no event more than the appraised value, if the affiliate has taken significant action or has made an additional investment with regard to the property after its purchase which action or investment has increased the value of the property).

CPA(R):16-Global will receive all profits or losses from any property held on an interim basis by WPC, directors or affiliates thereof other than an affiliate that is a public program or entity.

CPA(R):16-Global will not sell properties to WPC, a director or any affiliate except pursuant to the exercise of a right of first refusal by an affiliated joint venture partner, or upon a determination by a majority of the Board of Directors not otherwise interested in the transaction (including a majority of the independent directors) that the transaction is fair and reasonable and in the best interests of CPA(R):16-Global.

USE OF BORROWING - LIMITED RECOURSE FINANCING

CPA(R):16-Global's strategy is to borrow, generally on a non-recourse basis, in amounts that it believes will maximize the return to shareholders. The use of non-recourse financing allows CPA(R):16-Global to limit its exposure on any property to the amount of equity invested in the property. CPA(R):16-Global will generally borrow in the same currency that is used to pay rent on the property. This will enable CPA(R):16-Global to hedge a portion of its currency risk. Non-recourse financing generally restricts the lender's claim on the assets of the borrower. The lender generally may only take back the property securing the debt. This protects CPA(R):16-Global's other assets. CPA(R):16-Global expects to borrow approximately 60% of the purchase price of its properties, however, there is no limitation on the amount it may borrow against any single improved property. Aggregate borrowings as of the time that the net proceeds of CPA(R):16-Global's current offering have been fully invested and at the time of each subsequent borrowing may not exceed 75% of the value of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in CPA(R):16-Global's next quarterly report, along with the reason for the excess. For purposes of determining the maximum allowable amounts of indebtedness, "value" means the lesser of:

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

     - the total appraised value of the properties as reflected in the most recently obtained appraisal for each property, or

     - the total value of CPA(R):16-Global's assets as reflected in the most recently completed valuation.

It is expected that, by operating on a leveraged basis, CPA(R):16-Global will have more funds available and, therefore, will make more investments than would otherwise be possible. This is expected to result in a more diversified portfolio. WPC will use its best efforts to obtain financing on the most favorable terms available to CPA(R):16-Global. Lenders may have recourse to CPA(R):16-Global's other assets in limited circumstances not related to the repayment of the indebtedness.

Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of WPC in an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. CPA(R):16-Global will not agree to the inclusion of these provisions and will attempt to negotiate loan terms allowing CPA(R):16-Global to replace or terminate WPC if the action is ordered by the board. The replacement or termination may, however, require the prior consent of the mortgage lenders.

WPC may refinance properties during the term of a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate.

OTHER INVESTMENT POLICIES

         General

CPA(R):16-Global may borrow funds or purchase properties from affiliates of WPC if doing so is consistent with the investment procedures, CPA(R):16-Global's objectives and policies and if other conditions are met. See "Investment Objectives, Procedures and Policies." CPA(R):16-Global may borrow funds from WPC or its affiliates to provide the debt portion of a particular investment or to facilitate refinancings if CPA(R):16-Global is unable to obtain a permanent loan at that time or, in the judgment of the board, it is not in CPA(R):16-Global's best interest to obtain a permanent loan at the interest rates then prevailing and the board has reason to believe that CPA(R):16-Global will be able to obtain a permanent loan on or prior to the end of the loan term provided by WPC or the affiliate. CPA(R):16-Global may assign, as security for borrowings made from third parties, its right to receive up to 85% of the offering proceeds being held in escrow (excluding interest and amounts held on behalf of qualified plans and IRAs) pending the closing of CPA(R):16-Global's initial offering of its securities.

These short-term loans may be fully or partially amortized, may provide for the payment of interest only during the term of the loan or may provide for the payment of principal and interest only upon maturity. In addition, these loans may be secured by a first or junior mortgage on the property to be acquired or by a pledge of or security interest in the offering proceeds that are being held in escrow which are to be received from the sale of CPA(R):16-Global's shares. Any short-term loan from affiliates of WPC will bear interest at a rate equal to the lesser of one percent above the prime rate of interest published in the Wall Street Journal or the rate that would be charged to CPA(R):16-Global by unrelated lending institutions on comparable loans for the same purpose in the locality of the property.

Because most leases generally will be on a "triple-net" basis, it is not anticipated that CPA(R):16-Global will establish a permanent reserve for maintenance and repairs. However, to the extent that CPA(R):16-Global has insufficient funds for such purposes, WPC may, but is not required to, establish reserves from offering proceeds, operating funds or the available proceeds of any sales of CPA(R):16-Global's assets of up to one percent of the net offering proceeds.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

         Holding Period for Investments and Application of Proceeds of Sales or Refinancings

CPA(R):16-Global intends to hold each property it acquires for an extended period. However, circumstances might arise which could result in the early sale of some properties. A property may be sold before the end of the expected holding period if in CPA(R):16-Global's judgment or in the judgment of WPC, the sale of the property is in the best interest of shareholders.

The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. No assurance can be given that the foregoing objective will be realized. The selling price of a property which is net leased will be determined in large part by the amount of rent payable under the lease. If a tenant has a repurchase option at a formula price, CPA(R):16-Global may be limited in realizing any appreciation. In connection with sales of properties, CPA(R):16-Global may lend the purchaser all or a portion of the purchase price. In these instances, CPA(R):16-Global's taxable income may exceed the cash received in the sale.

The terms of payment will be affected by custom in the area in which the property being sold is located and the prevailing economic conditions. To the extent that CPA(R):16-Global receives purchase money mortgages rather than cash in connection with sales of properties, there may be a delay in making distributions to shareholders. A decision to provide financing to such purchasers would be made after an investigation into and consideration of the same factors regarding the purchaser, such as creditworthiness and likelihood of future financial stability, as are undertaken when CPA(R):16-Global considers a net lease transaction.

If CPA(R):16-Global has not facilitated liquidity in its shares either through listing them for trading on a national securities exchange, including them for quotation on Nasdaq, providing liquidity through its redemption plan or by some other means generally within eight to twelve years after the net proceeds of its initial offering are fully invested, CPA(R):16-Global will start selling its properties and other assets, either on a portfolio basis or individually, or engage in another transaction or transactions approved by the Board of Directors, market conditions permitting. In making the decision to apply for listing of the shares or providing other forms of liquidity, the Board will try to determine whether listing the shares or liquidating will result in greater value for the shareholders. It cannot be determined at this time the circumstances, if any, under which the directors will agree to list the shares. Even if liquidity has not been facilitated, CPA(R):16-Global is under no obligation to liquidate its portfolio within this period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that CPA(R):16-Global will be able to liquidate its portfolio and it should be noted that CPA(R):16-Global will continue in existence until all properties are sold and other assets are liquidated.

CPA(R):16-Global may continually reinvest the proceeds of property sales in investments that it or WPC believes will satisfy CPA(R):16-Global's investment policies. If CPA(R):16-Global has not provided some form of liquidity or if CPA(R):16-Global's shares are not liquidated, generally within eight to twelve years after the proceeds from CPA(R):16-Global's initial offering are fully invested, CPA(R):16-Global will cease reinvesting capital and sell the properties, as described above, unless the directors (including a majority of the independent directors) determine that, in light of CPA(R):16-Global's expected life at any given time, it is deemed to be in the best interest of the shareholders to reinvest proceeds from property sales or refinancings.

INVESTMENT LIMITATIONS

Numerous limitations are placed on the manner in which CPA(R):16-Global may invest its funds. These limitations cannot be changed unless the bylaws are amended, which requires the approval of the shareholders. Unless the bylaws are amended, CPA(R):16-Global will not:

     - invest in commodities or commodity futures contracts, with this limitation not being applicable to futures contracts when used solely for the purpose of hedging in connection with CPA(R):16-Global's ordinary business of investing in real estate assets and mortgages;

     - invest in contracts for the sale of real estate unless the contract is in recordable form and is appropriately recorded in the chain of title;

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

     - engage in any short sale or borrow on an unsecured basis, if the borrowing will result in asset coverage of less than 300%. "Asset coverage," for the purpose of this clause means the ratio which the value of CPA(R):16-Global's total assets, less all liabilities and indebtedness for unsecured borrowings, bears to the aggregate amount of all of CPA(R):16-Global's unsecured borrowings;

     - make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of total assets. "Unimproved real property" means property which has the following three characteristics:

          - an equity interest in property which was not acquired for the purpose of producing rental or other operating income;

          -    no development or construction is in process on the property; and

          - no development or construction on the property is planned in good faith to commence on the property within one year of acquisition;

     - issue equity securities on a deferred payment basis or other similar arrangement;

     - issue debt securities in the absence of adequate cash flow to cover debt service;

     -    issue equity securities which are non-voting or assessable;

     - issue "redeemable securities" as defined in Section 2(a)(32) of the Investment Company Act of 1940;

     - grant warrants and/or options to purchase shares to WPC, directors or affiliates thereof except on the same terms as the options or warrants are sold to the general public and the amount of the options or warrants does not exceed an amount equal to 10% of the outstanding shares on the date of grant of the warrants and options;

     - engage in trading, as compared with investment activities, or engage in the business of underwriting or the agency distribution of securities issued by other persons;

     - invest more than 5% of the value of CPA(R):16-Global's assets in the securities of any one issuer if the investment would cause CPA(R):16-Global to fail to qualify as a REIT;

     - invest in securities representing more than 10% of the outstanding voting securities or value of any one issuer if the investment would cause CPA(R):16-Global to fail to qualify as a REIT;

     - acquire securities in any company holding investments or engaging in activities prohibited in the foregoing clauses;

     - make or invest in mortgage loans that are subordinate to any mortgage or equity interest of WPC, its directors, or CPA(R):16-Global's affiliates; or

     - make loans where the amount advanced by CPA(R):16-Global plus the amount of any existing loans that are equal or senior to CPA(R):16-Global's loan exceeds 100% of the appraised value of the property.

CHANGE IN INVESTMENT OBJECTIVES AND LIMITATIONS

CPA(R):16-Global's bylaws require that the independent directors review CPA(R):16-Global's investment policies at least annually to determine that the policies CPA(R):16-Global is following are in the best interest of the shareholders. Each determination, and the basis therefore, shall be set forth in CPA(R):16-Global's minutes. The methods of implementing CPA(R):16-Global's investment policies also may vary as new investment techniques are developed.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

The methods of implementing CPA(R):16-Global's investment procedures, objectives and policies, except as otherwise provided in the bylaws or articles of incorporation, may be altered by a majority of the directors (including a majority of the independent directors) without the approval of the shareholders.

ASSET MANAGEMENT

CPA(R):16-Global believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC will monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of CPA(R):16-Global's tenants and undertakes regular physical inspections of the condition and maintenance of CPA(R):16-Global's properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

COMPETITION

CPA(R):16-Global faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CPA(R):16-Global also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. CPA(R):16-Global believes its management's experience in real estate, credit underwriting and transaction structuring will allow it to compete effectively for office and industrial properties.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CPA(R):16-Global's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

CPA(R):16-Global will typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments will be performed by independent environmental consulting and engineering firms for all properties acquired by CPA(R):16-Global. Where warranted, Phase II environmental assessments will be performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):16-Global may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):16-Global normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):16-Global often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA(R):16-Global may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

CPA(R):16-Global's statutory liability or preclude claims against CPA(R):16-Global by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA(R):16-Global's leases may provide a basis for CPA(R):16-Global to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CPA(R):16-Global operates in one industry segment, investment in net leased real property. For the year ended December 31, 2003, CPA(R):16-Global had no operating revenue.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies that make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

We wish to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

Our future results may be affected by certain risks and uncertainties including the following:

We may not be able to raise sufficient funds to diversify our real estate portfolio.

Our current public offering of securities is on a best-efforts basis. Our potential profitability and ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer properties and, accordingly, less diversification of our real estate portfolio than the investment of a larger sum in a greater number of properties. The amount we will have to invest will depend on the amount raised in our offering and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us of a single under-performing investment.

Investments in properties outside of the United States subject us to foreign currency risks which may impact distributions.

We will be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. We expect that our principal currency exposures will be to the Euro and the Pound Sterling (U.K.). Although we are not prohibited from doing so, we do not currently intend to engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. We will attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars will affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders' equity. Also, if, in the future, we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT. See -- "Failure to qualify as a REIT would adversely affect our operations and ability to make distributions." Changes in foreign currency exchange rates used to value the REIT's foreign assets would be considered changes in the value of the REIT's assets, and therefore, may adversely affect our status as a REIT. Further, by keeping bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

International investment risks, including currency fluctuation, adverse political or economic developments, lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles), uncertainty of foreign laws and the difficulty of enforcing certain obligations in other countries will affect our operations and our ability to make distributions.

Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely impact our performance and/or impair our ability to make expected distributions to shareholders. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

We were incorporated in June 2003 and have a limited operating history.

We were incorporated in June 2003 and have not yet commenced significant property acquisitions. We cannot guarantee that we will find suitable property investments, or that our tenants will fulfill their lease obligations. Our failure to timely invest the proceeds of this offering, or to invest in quality properties could diminish returns to investors.

Our success will be dependent on the performance of WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments that are not described in this prospectus. You must rely entirely on the management ability of WPC and the oversight of the Board of Directors.

This is the first REIT managed by WPC that may have significant focus on international investments.

We and our manager have no experience managing a REIT which may focus on making a significant percentage of its investments outside of the United States. International investments made by prior CPA(R) REITs and investment vehicles managed by WPC and its affiliates have not generally exceeded 7% of the aggregate property holdings and currently include 47 properties purchased for $487 million in the European Union. Our lack of international investing experience could cause a delay in investing funds, increased investment expenses or result in lower quality investments than anticipated, and therefore could adversely affect our revenues and distributions to shareholders.

Our Board of Directors may change our investment policies without shareholder approval, which could alter the nature of your investment.

Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent.

We may have difficulty selling or re-leasing our properties.

Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

We expect that most of our properties will be occupied by a single tenant, and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy or insolvency.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We may have highly leveraged tenants in the future.

The bankruptcy or insolvency of tenants may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant could cause:

     -    the loss of lease payments;

     -    an increase in the costs incurred to carry the property;

     -    a reduction in the value of shares; and

     -    a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to "adequate protection," a bankruptcy concept that applies to protect against further decrease in the value of the property if the value of the property is less than the balance owed to us.

As a general rule, insolvency laws outside of the United States are not as favorable to reorganization or to the protection of a debtor's rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chose.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the United States bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the United States bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four of the prior fourteen CPA(R) REIT programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Our tenants generally will not have access to traditional sources of credit, which may create a higher risk of lease defaults and therefore lower revenues.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to shareholders to be reduced.

Potential liability for environmental matters could adversely affect our financial condition.

We may own industrial and commercial properties that will cause us to be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

     - responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants;

     - liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances; and

     - potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

Our use of debt to finance acquisitions could adversely affect our cash flow.

Most of our property acquisitions will be made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We expect to borrow approximately 60% of the purchase price of our properties. There is no limitation

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties without board approval.

Balloon payment obligations may adversely affect our financial condition.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Our participation in joint ventures creates additional risk.

We may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may incur costs to finish build-to-suit properties.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Often, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process, we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio's returns.

We may face competition for acquisition of properties.

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

We cannot guarantee that WPC, our Advisor, will successfully manage us.

The past performance of partnerships and REITs managed by WPC may not be indicative of the performance of WPC with respect to our company especially as they did not focus a significant part of their investments in properties outside of the United States. We cannot guarantee that WPC will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

Our Advisor may be subject to conflicts of interest.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of us, which arise primarily from (i) the involvement of WPC and its affiliates in other activities that may conflict with us and (ii) the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between us and WPC are:

     - the receipt of compensation by WPC and its affiliates for property purchases, leases, sales and financing for us, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

     - agreements between us and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

     - purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

     - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities; and

     - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between WPC's desire to sell a property and the possibility that a retention of the property might be in the better interest of our shareholders.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

We are subject to the risks of real estate ownership which could reduce the value of our properties.

Our performance and asset value is subject to risks incidental to the ownership and operation of net leased industrial and commercial property, including:

     -    changes in the general economic climate;

     - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

     -    changes in interest rates and the availability of financing; and

     - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states. The shares should be purchased as a long-term investment only.

Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT in any taxable year, we would be subject to United States federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional United States tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances, which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might lose our REIT status effective with the year of recharacterization.

The limit on the number of our shares a person may own may discourage a takeover.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to meet REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

Maryland law could restrict a change in control.

Provisions of Maryland law applicable to us prohibit business combinations with:

     - any person who beneficially owns 10% or more of the voting power of outstanding shares;

     - an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

     -    an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our Board of Directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested shareholder.

There are special considerations for pension or profit-sharing trusts, KEOGHs or IRAs.

If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in our shares of stock, you should consider:

     - whether your investment is consistent with the applicable provisions of ERISA or the Internal Revenue Code;

     - whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

     -    your need to value the assets of the benefit plan annually.

We have obtained an opinion of counsel that, under ERISA laws and regulations as of December 31, 2003, our assets should not be treated as "plan assets" following an investment in shares by benefit plans subject to ERISA and/or
Section 4975 of the Internal Revenue Code. However, that opinion is based on the facts and assumptions described in this report, on our articles of incorporation and on our representations to Counsel, and is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with WPC and its affiliates could be considered "prohibited transactions" which could cause us, WPC

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

and its affiliates to be subject to liabilities and excise taxes. In addition, WPC could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 2.  Properties.

In December 2003, CPA(R):16-Global and CPA(R):15 purchased a facility for
(euro)13,724,584 ($16,690,366) and entered into a net lease with Actuant Corporation and GB Tools and Supplies, Inc. As of December 31, 2003, this is CPA(R):16-Global's only property.

CPA(R):16-Global and CPA(R):15 are in negotiations to obtain mortgage financing in connection with the acquisition. CPA(R):16-Global has an initial ownership interest of .01%. CPA(R):16-Global has an obligation to purchase, on or before December 31, 2005, up to a 75% interest in the facility from CPA(R):15. The transaction, which has to be approved by the Board of Directors (including a majority of the independent directors) of both CPA(R):15 and CPA(R):16-Global, is contingent on CPA(R):16-Global raising at least $50,000,000 in net proceeds with respect to its initial public offering. As of March 3, 2004, CPA(R):16-Global had raised in excess of $60,000,000. If approved by the respective Boards of Directors, CPA(R):16-Global expects to make the additional acquisition in 2004.

Set forth below is certain information relating to CPA(R):16-Global's property owned as of December 31, 2003.


                                                                      RENT PER     SHARE OF
LEASE OBLIGOR/                       OWNERSHIP         SQUARE          SQUARE      CURRENT          INCREASE   LEASE     MAXIMUM
LOCATION                             INTEREST          FOOTAGE          FOOT      ANNUAL RENTS(1)    FACTOR    TERM       TERM
--------                             --------          -------          ----      ---------------    ------    ----       ----
GB TOOLS AND SUPPLIES, INC. (1)
KAHL AM MAIN, GERMANY               .01% interest      305,962          5.36         $164             German  Jan. 2021  Jan. 2031
                                      in limited                                                        CPI
                                  partnership owning
                                  land and buildings

          1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage. Rents are collected in Euros, dollar amount is based on conversion rate at December 31, 2003.

Item 3.  Legal Proceedings.

As of the date hereof, CPA(R):16-Global is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):16-Global's common equity is hereby incorporated by reference to page 20 of CPA(R):16-Global's Annual Report contained in Appendix A.

(a) There is no established public trading market for the shares of CPA(R):16-Global. As of December 31, 2003, there was one holder of record of the shares of CPA(R):16-Global.

In June 2003, WPC purchased 20,000 shares of CPA(R):16-Global's common stock for $200,000 cash. Since this transaction was not considered to have involved a "public offering" within the meaning of Section 4(2) of the Securities Act of 1933, as amended, the shares issued were deemed to be exempt from registration. In acquiring the shares, WPC represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(b) (1) Registration Statement 333-106838 was declared effective on December 12, 2003 and post-effective amendment no. 1 thereto was declared effective on December 31, 2003.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):16-Global's Annual Report contained in Appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 7 of CPA(R):16-Global's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

As of December 31, 2003, CPA(R):16-Global had no material exposure to market risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing CPA(R):16-Global's business plan, the primary market risks to which CPA(R):16-Global are exposed are interest rate risk and currency exchange rates.

The value of CPA(R):16-Global's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and this may affect CPA(R):16-Global's ability to refinance our debt when balloon payments are scheduled.

CPA(R):16-Global expects that its initial foreign currency exchange exposures will be to the Euro and the Pound Sterling (U.K.) Accordingly, CPA(R):16-Global may be subject to foreign currency exchange rate risk from the effects of exchange rate movements of foreign currencies and this may affect its future costs and cash flows. CPA(R):16-Global has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 8. Consolidated Financial Statements and Supplementary Data.

Attached hereto as Exhibit 1 to this Form 10-K.

The following consolidated financial statements and supplementary data of CPA(R):16-Global are hereby incorporated by reference to pages 8 to 20 of CPA(R):16-Global's Annual Report contained in Appendix A:

(i)      Report of Independent Auditors

(ii)     Consolidated Balance Sheet at December 31, 2003.

(iii) Consolidated Statement of Operations for the period from inception (June 5, 2003) to December 31, 2003.

(iv) Consolidated Statement of Shareholder's Equity for the period from inception (June 5, 2003) to December 31, 2003.

(v) Consolidated Statement of Cash Flows for the period from inception (June 5, 2003) to December 31, 2003.

(vi)     Notes to Consolidated Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of December 31, 2003. The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls (as defined in Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS OF CPA(R):16-GLOBAL

CPA(R):16-Global's directors and executive officers are as follows:

       Name                                  Office

Wm. Polk Carey            Chairman, Co-CEO and Director
Gordon F. DuGan           Vice Chairman, Co-CEO and Director
Francis X. Diebold III    Director
Elizabeth P. Munson       Director
Warren G. Wintrub         Director
Thomas E. Zacharias       President and Managing Director - Asset Management
John J. Park              Managing Director and Chief Financial Officer

The following is a biographical summary of the experience of our directors and executive officers, each of whom were appointed as officers or directors on June 11, 2003 with the exception of Mr. Diebold, Ms. Munson and Mr. Wintrub, each of whom were appointed on December 10, 2003:

Wm. Polk Carey, age 73, is Chairman of the Board of Directors and Co-CEO. Mr. Carey has served as a director of CPA(R):15 since 2001, of CPA(R):14 since 1997, of CPA(R):12 since 1993, of CIP(R) since 1993, and WPC since 1997. Mr. Carey was also elected Chairman of WPC in June 1997, has been active in lease financing since 1959, and a specialist in net leasing of corporate real estate property since 1964. Before founding W. P. Carey & Co. in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb, Rhoades & Co. (now Lehman Brothers) and Vice Chairman and Director of Corporate Finance of duPont Glore Forgan Inc. Mr. Carey was educated at Princeton University and is a graduate of the University of Pennsylvania's Wharton School. Mr. Carey served as a Governor of the National Association of Real Estate Investment Trusts (""NAREIT") and served as the Executive in Residence at Harvard Business School. He currently serves on the Boards of The Johns Hopkins University and its School of Advanced International Studies and as Chairman of the Boards of Trustees of the St. Elmo Foundation and the W. P. Carey Foundation. The W. P. Carey Foundation was formed to foster educational organizations and improve the quality of education. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence Klein the Economics Research Institute at that university. With Sir John Templeton, he helped to establish the program in management education at Oxford University. Mr. Carey also serves as Chairman of the Board and Co-Chief Executive officer of CIP(R), CPA(R):12, CPA(R):14, CPA(R):15 and WPC. Mr. Carey is the brother of Francis J. Carey.

Gordon F. DuGan, age 37, is Vice Chairman, Co-CEO and Director. Mr. DuGan joined WPC as Assistant to the Chairman in 1988, and in 1995 was elevated to Senior Vice President in the Acquisitions Department. From October 1995 until February 1997 he was Chief Financial officer of a Colorado-based wireless communications equipment manufacturer. In 1997 Mr. DuGan rejoined WPC as Deputy Head of Acquisitions, was elected to Executive Vice President and Managing Director, and was elevated to President in 1999 and Co-CEO in 2002. Mr. DuGan also serves as Vice Chairman and Co-CEO of CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15. Mr. DuGan has served as a Trustee of the W. P. Carey Foundation since 1999. He also serves on the Board of the New York Pops and is a member of the Young Presidents Organization. Mr. DuGan received his BS degree in Economics from the Wharton School of the University of Pennsylvania. Mr. DuGan also serves as Vice Chairman and Co-CEO of CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15.

Francis X. Diebold III, age 44. Mr. Diebold is a William Polk Carey Professor of Economics, Finance and Statistics at the University of Pennsylvania, where he has been a member of the faculty since 1989. He has also served as a Research Associate at the National Bureau of Economic Research since 1999, and was Director of the Institute for

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Economic Research from 1999 to 2000. From 1986 to 1989, he served as an economist under Paul Volker and Alan Greenspan at the Board of Governors of the Federal Reserve System in Washington, DC. Mr. Diebold has published extensively and has served on the editorial boards of numerous journals, including Econometrica and Review of Economics and Statistics. He is a Fellow of the Econometric Society and the recipient of several prizes for outstanding teaching. Mr. Diebold has held visiting appointments at several institutions, including Princeton University, the Graduate School of Business at the University of Chicago, and the Stern School of Business at New York University. Mr. Diebold received his B.S. from the Wharton School at the University of Pennsylvania in 1981 and his Ph.D. in 1986, also from the University of Pennsylvania. He has also served as an independent director of CIP(R) and CPA(R):15 since 2002, and of CPA(R):12 from 2002 to 2003.

Elizabeth P. Munson, age 47. Ms. Munson is the President of The Rockefeller Trust Company (New York) and The Rockefeller Trust Company (Delaware), joining those companies in June 2001. Ms. Munson is also a Managing Director of Rockefeller & Co., a position she has held since December 2001. Prior to joining Rockefeller, she was a partner in the Private Clients Group of White & Case LLP from January 1993 to June 2001 and an associate at White & Case LLP from October 1983. Ms. Munson serves as a member of the Board of Advisors of the Wildlife Conservation Society, Bronx, New York, a member of the Board of Managers and Vice President of Episcopal Social Services, New York, New York and a member of the Board of Directors and President of United Neighbors of East Midtown, New York, New York. Ms. Munson has also served as an independent director of CPA(R):12 and CPA(R):15 since 2002, and of CPA(R):14 from 2002 to 2003.

Warren G. Wintrub, age 69, has served as a director of CPA(R):14 since 1997 and of CIP(R) since 2001. He also served as an independent director of CPA(R):15 from 2001 to 2003. Mr. Wintrub is also a special advisor to the W. P. Carey & Co. LLC audit committee. He retired in 1992 from Coopers & Lybrand L.L.P., now PricewaterhouseCoopers LLP, after 35 years. Mr. Wintrub was elected a senior U.S. Tax partner in PricewaterhouseCoopers LLP in 1963, and specialized in tax matters and served on that firm's Executive Committee from 1976 to 1988, and as a chairman of its Retirement Committee from 1979 to 1992. Mr. Wintrub holds a B.S. degree from Ohio State University and an LLB from Harvard Law School. He currently serves as a director of Chromcraft Revington, Inc. and Getty Realty Co.

Thomas E. Zacharias, age 50, President and Managing Director, Asset Management, joined WPC in April 2002. Prior to joining WPC, Mr. Zacharias was a Senior Vice President of MetroNexus North America, a Morgan Stanley Real Estate Funds Enterprise capitalized for the development of internet data centers. Prior to joining MetroNexus in 2000, Mr. Zacharias was a Principal at Lend Lease Development U.S., a subsidiary of Lend Lease Corporation, a global real estate investment management company. Between 1981 and 1998, Mr. Zacharias was a senior officer at Corporate Property Investors (CPI) which at the time of its merger into Simon Property Group in 1998, was the largest private equity REIT. He has over 24 years experience in acquisitions, financing, development, leasing and asset management in real estate. Mr. Zacharias received his undergraduate degree, magna cum laude, from Princeton University in 1976, and a Masters in Business Administration from Yale School of Management in 1979. He is a member of the Urban Land Institute, International Council of Shopping Centers and NAREIT, and currently serves as a Trustee of Groton School in Groton, Massachusetts. Mr. Zacharias previously served as an independent director of CIP(R) from 1997 to 2001, CPA(R):12 from 1997 to 2000, CPA(R):14 from 1997 to
2001 and CPA(R):15 in 2001.

John J. Park, age 39, joined WPC as an investment analyst in 1987 and rose to Managing Director and Chief Financial officer in 1999. Mr. Park received a BS from the Massachusetts Institute of Technology in 1986, and an MBA in finance from the Stern School of Business at New York University in 1991. He is also Managing Director and Chief Financial Officer of CIP(R), CPA(R):12, CPA(R):14 and CPA(R):15.

Some of our future directors and officers may act as directors or officers of WPC and its affiliates and other CPA(R) funds and may own interests in those entities.

ADDITIONAL MANAGEMENT

Name                    Office

Francis J. Carey        Vice Chairman of WPC
George E. Stoddard      Chief Investment Officer

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Anne R. Coolidge        Managing Director
Claude Fernandez        Managing Director and Chief Accounting officer
Stephen H. Hamrick      Managing Director and National Marketing Director
Edward V. LaPuma        Managing Director and Chief Acquisitions
                        Officer - International
W. Sean Sovak           Managing Director
Benjamin P. Harris      Executive Director - Acquisitions
Susan C. Hyde           Executive Director, Director of Investor Relations
                        and Secretary
Michael D. Roberts      Executive Director and Controller
Gordon J. Whiting       Executive Director
Debra E. Bigler         Senior Vice President and Regional Director - Marketing
David S. Eberle         Senior Vice President and Regional Director - Marketing
Ted G. Lagreid          Senior Vice President and Regional Director - Marketing
David W. Marvin         Senior Vice President and Regional Director - Marketing
Donna M. Neiley         Senior Vice President - Asset Management

Francis J. Carey, age 77. Prior to the merger of W. P. Carey & Co., Inc. and Carey Diversified LLC in 2000, Mr. Carey served as Chairman and Chief Executive Officer of Carey Diversified. Mr. Carey also served as a Director of WPC, Inc. from its inception in 1973 through 1997 and later as its President from 1987 through 1997. Prior to 1987, he was a senior partner in the Philadelphia office of Reed Smith LLP. He was head of the Real Estate Department nationally and a member of the executive committee of the law firm of Reed Smith LLP, counsel for WPC. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is a former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and served as a member of the Board of Trustees of the Investment Program Association from 1990 through 2000 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A. B. and J. D. degrees from the University of Pennsylvania and completed executive programs in corporate finance and accounting at Stanford University Graduate School of Business and the Wharton School of the University of Pennsylvania. Mr. Carey is the brother of Wm. Polk Carey. Mr. Carey is on the board of directors of WPC and Carey Asset Management Corp., of which he is Vice Chairman.

George E. Stoddard, age 86, has been with WPC since 1979. Mr. Stoddard has served as a director of CIP(R) since 1997, of CPA(R):15 since 2001 and of WPC since 2000. He is also currently a director of CPA(R):12 and CPA(R):14, and previously was a director of CPA(R):12 from 1997 to June 2003 and of CPA(R):14 from 1997 to June 2003. He was also a director of CPA(R):10 prior to its merger with CIP(R). Prior to joining WPC, Mr. Stoddard was officer-in-Charge of the Direct Placement Department of The Equitable Life Assurance Society of the United States ("Equitable"), with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an AB degree from Brigham Young University, an MBA from Harvard Business School and an LLB from Fordham University Law School. Mr. Stoddard serves as Chairman of the Investment Committee of WPC and has been a Trustee of the W. P. Carey Foundation since December 1990.

Anne R. Coolidge, age 34. Ms. Coolidge joined WPC in 1993 as Assistant to the Chairman and was elected to Managing Director in March 2003. Ms. Coolidge founded WPC's London office, which she headed from April 1999 to February 2001. She received an AB from Harvard College and an M.B.A. from Columbia University's Graduate School of Business. She also serves on the Board of Jetora, Inc., the management company to LivingNexus, LLC, a provider of property management software to the real estate industry. Ms. Coolidge is President of CPA(R):15 and was also President of CPA(R):10 prior to its merger with CIP(R).

Claude Fernandez, age 51, elected Executive Vice President and Chief Administrative officer in June 1997, joined WPC as Assistant Controller in March 1983, was elected Controller in July 1983, Vice President in April 1986, and is now a Managing Director, Executive Vice President and Chief Administrative officer. Prior to joining WPC, Mr. Fernandez was associated with Coldwell Banker, Inc. in New York for two years and with Arthur Andersen & Co. in New York for over three years. Mr. Fernandez, a Certified Public Accountant, received his BS degree in accounting from New York University in 1975, and his MBA in Finance from Columbia University Graduate School of Business in 1981.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Stephen H. Hamrick, age 51. Mr. Hamrick has been with WPC since 2001. After years of service as Chairman of the Board of Carey Financial, Mr. Hamrick was appointed National Marketing Director and Managing Director of WPC in 2001. Prior to joining WPC, he served as CEO of a bank-based investment brokerage business at Wall Street Investor Services. From 1988 until 1994, Mr. Hamrick headed Private Investments for PaineWebber Incorporated (now UBS Financial Services, Inc.), where he was a Senior Vice President and a member of the Firm's Management Council. Mr. Hamrick has served as Chairman of the Securities Industry Association's Direct Investment Committee and as Chairman of the Investment Program Association. He is currently a voting member of both the American Stock Exchange's Committee on Securities, which approves companies to be listed or de-listed on the exchange, as well as the comparable panel at NASDAQ. A Certified Financial Planner, Mr. Hamrick received degrees in English and Economics from Duke University.

Edward V. LaPuma, age 30, became a Managing Director of WPC in March 2002 and Managing Director and Chief Acquisitions officer of W. P. Carey International LLC in 2002. Mr. LaPuma joined WPC as an Assistant to the Chairman in 1994. Mr. LaPuma established W. P. Carey & Co.'s Institutional Department, which he heads as President of CIP(R). Prior to joining WPC, Mr. LaPuma was a consultant with Sol C. Snider Entrepreneurial Center where he advised small business owners on ways to make their companies more profitable through the implementation of appropriate financial and management strategies. A magna cum laude graduate of the University of Pennsylvania, Mr. LaPuma received a BA in Global Economic Strategies from The College of Arts and Sciences and a BS in Economics with a concentration in Finance from the Wharton School. He is a member of the board of directors of W. P. Carey International LLC. He is also a trustee for the Rensselaerville Institute.

W. Sean Sovak, age 31, currently serves as Managing Director at WPC. He has been with WPC since 1994 when he joined as Assistant to the Chairman. Prior to his current appointment, he served as WPC's Managing Director of Operations & Strategy. He graduated summa cum laude from the University of Pennsylvania's Wharton School where he concentrated in Finance. He currently serves on the boards of the Business Advisory Council to the Business Council of the United Nations and the Wharton Club of New York. He also serves as Chairman of the Young New Yorker Patron program for the New York Philharmonic.

Benjamin P. Harris, age 28, joined WPC in June 1998 and was promoted to Second Vice President in March 2000. He became Vice President in 2001, Director and First Vice President in 2002, and Executive Director in 2003. Mr. Harris earned a BS in Economics and Finance from the University of Kings College in Canada and is a Chartered Financial Analyst.

Susan C. Hyde, age 35, is an Executive Director and Deputy Director of Marketing and Investor Relations of WPC. Ms. Hyde joined WPC, in 1990, became Second Vice President in April 1995, and Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990, where she received a BS degree in Business Administration with a concentration in marketing and a BA degree in English.

Michael D. Roberts, age 52, Executive Director, joined WPC in April 1989, as Second Vice President and Assistant Controller and was named Vice President and Controller in October 1989, First Vice President in July 1990 and was elected Senior Vice President in 1997. From August 1980 to February 1983, and from September 1983 to April 1989, he was employed by Coopers & Lybrand L.L.P., now PricewaterhouseCoopers LLP, and held the position of Audit Manager at the time of his departure. A Certified Public Accountant, Mr. Roberts received his undergraduate degree from Brandeis University and his MBA from Northeastern University.

Gordon J. Whiting, age 37, Executive Director, joined WPC in May 1993, as an Acquisitions Associate. After receiving an MBA from the Columbia University Graduate School of Business, where he concentrated in Finance, Mr. Whiting rejoined the firm as an Acquisitions officer in June 1994. He was elected Executive Vice President and Portfolio Manager of CPA(R):14 in October 1998 and President in 2000. Mr. Whiting founded an import/export company based in Hong Kong after receiving a BS in Business Management and Marketing from Cornell University. He is also a member of the Cornell University Council and the Federal Retirement Thrift Investment Board, a position to which he was nominated by President George W. Bush and confirmed by the United States Senate.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Debra E. Bigler, age 50, is Regional Marketing Director for the south and central United States for WPC. Ms. Bigler joined WPC in March 1989 as an Assistant Marketing Director and became Vice President in May 1993.

David S. Eberle, age 37, rejoined WPC in May 2002 as a First Vice President in charge of Sales and Marketing in the Midwest Region. In 2003, Mr. Eberle was promoted to Senior Vice President and Regional Marketing Director for the Midwest Region. Prior to rejoining WPC, Mr. Eberle was Regional Sales Director for SEI Investments located in Oaks, PA. Prior to this, Mr. Eberle was with WPC for four years as a Vice President for Sales and Marketing in the Midwest Region. Mr. Eberle has been in the Financial Services Industry for nearly 15 years. He has held various positions in the industry, but has been primarily involved in the real estate fund raising business. Mr. Eberle graduated from St. John's University in Collegeville, MN.

Ted G. Lagreid, age 51, elected Senior Vice President in June 1997, joined WPC in 1994, and became a Senior Vice President in April 1998. Mr. Lagreid is Regional Marketing Director responsible for the Western United States. Prior to joining the Firm, he was employed by the Shurgard Capital Group then by SunAmerica where he was an executive in its mutual funds group. He earned an BA from the University of Washington and an MPA from the University of Puget Sound. He spent eight years in the City of Seattle's Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, having served on its Community and Economic Development Advisory Commission.

David W. Marvin, age 51, Senior Vice President of WPC, joined WPC, in 1995, as Regional Marketing Director for the northeastern United States. Previously he spent 15 years at Prudential-Bache and Kidder-Peabody, as well as was a National Director of sales with Cigna Corporation. He is a registered principal with the National Association of Securities Dealers, Inc. Mr. Marvin received his BA from the University of Massachusetts at Amherst.

Donna M. Neiley, age 40, Senior Vice President, joined WPC in July 1999 as a First Vice President in the asset management department. Prior to joining the WPC, Ms. Neiley was a Senior Vice President with Morgan Stanley Dean Witter where she worked in the real estate group from 1987 to 1999. Ms. Neiley was previously with PricewaterhouseCoopers LLP. Ms. Neiley is a Certified Public Accountant, and received a B.A. in Economics from Lafayette College and an M.B.A. in Finance from Columbia University Graduate School of Business.

INVESTMENT COMMITTEE

WPC specializes in arranging private financing for major corporations, principally net lease financings of real property. The investment committee evaluates the structure and terms of potential property acquisition transactions for CPA(R):16-Global and recommends acquisitions that satisfy certain investment criteria.

The following are the members of WPC's investment committee:

George E. Stoddard         Chairman
Frank J. Hoenemeyer        Vice Chairman
Lawrence R. Klein          Member and Chair of the Economic Policy Committee
Nathaniel S. Coolidge      Member
Ralph F. Verni             Member
Karsten von Koller         Member

Biographical information regarding Mr. Stoddard is presented above. The following is a biographical summary of the remaining investment committee members:

Frank J. Hoenemeyer, age 83, elected Vice Chairman of the Investment Committee and Director in May 1992, was Vice Chairman, Director and Chief Investment officer of The Prudential Insurance Company of America until his retirement in November 1984. As Chief Investment officer he was responsible for all of Prudential's investment in stocks, bonds, private placements, leveraged buyouts, venture capital, real estate ownership and mortgages. Mr. Hoenemeyer graduated with a BS in Economics from Xavier University, Cincinnati, Ohio and an MBA from the Wharton School of the University of Pennsylvania, and joined Prudential in 1947. Under his direction as Chief Investment officer, Prudential built the world's largest real estate and securities investment portfolio and became a leader in investments including the purchase and development of real estate, leveraged buyouts and venture capital.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Mr. Hoenemeyer serves on the Boards of American International Group and Mitsui Trust Bank (U.S.A.) and is formerly a director of Corporate Property Investors, a private real estate investment trust. He has also been active in community affairs and at present is Chairman of the Turrell Fund and a Trustee and Chairman of the Finance Committee of the Robert Wood Johnson Foundation.

Dr. Lawrence R. Klein, age 82, is the Benjamin Franklin Professor Emeritus of Economics and Finance at the University of Pennsylvania and its Wharton School, having joined the faculty of the University in 1958. He is a holder of earned degrees from the University of California at Berkeley, the Massachusetts Institute of Technology and Oxford and has been awarded the Alfred Nobel Memorial Prize in Economic Sciences as well as a number of honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc. Dr. Klein has been counselor to various corporations, governments and government agencies, including the Federal Reserve Board and the President's Council of Economic Advisers. Dr. Klein joined WPC in 1984, as Chairman of the Economic Policy Committee and as a director.

Nathaniel S. Coolidge, age 64, former Senior Vice President of John Hancock Mutual Life Insurance retired in 1995 after 20 years of service. From 1986 to 1995, Mr. Coolidge headed the Bond and Corporate Finance Department, which was responsible for managing its entire fixed income investments portfolio. Prior to 1986, Mr. Coolidge served as Second Vice President and Senior Investment officer. Mr. Coolidge is a graduate of Harvard University and served as a U. S. naval officer.

Ralph F. Verni, age 60, is currently serving on several Boards of Directors, including our Advisor, Commonwealth Capital, a venture capital Firm and The MacGregor Group, the leading provider of order management systems and FIX network services to institutional investors. He also serves on the Advisory Boards of several start up companies, including Broad Reach Communications and Execs Only. Starting in 2000, he served as President, CEO and Director of Redwood Investment Systems, Inc. Redwood, a start-up software Firm, developed web-based and wireless solutions to help investment professionals tame information overload. In 2001, Redwood merged into Verilytics, Inc. Prior to Redwood, Mr. Verni was President and CEO of State Street Research & Management, MetLife's investment management subsidiary located in Boston. He was also President and CEO of SSRM Holdings, Inc., an asset management company, and Chairman of its subsidiary, SSR Realty. Mr. Verni joined State Street Research in 1992 after serving 10 years as Executive Vice President, Board Member and Chief Investment officer of The New England Mutual Life Insurance Company. While at the New England, he founded and served as President and Chief Executive officer of New England Investment Companies, a holding company of over ten money management firms. Prior to joining the New England, he spent sixteen years in a variety of investment management Firms. Prior to joining The New England, he spent sixteen years in a variety of investment management positions at The Equitable. Mr. Verni received a BA from Colgate University and an MBA from Columbia University and is a Chartered Financial Analyst. Mr. Verni also serves on the Advisory Committee of the MIT Center For Real Estate, the Board of Trustees of Colgate University, where he also is the Vice-Chairperson of the Endowment Committee, the Boston Economic Club, and the Commercial Club of Boston. Mr. Verni has also served as a director of CIP(R), CPA(R):12 and CPA(R):15 from 2001 to 2003, and as a director of WPC since December 2003.

Dr. Karsten von Koller, age 64, is the former Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe. Prior to his role as Chairman of Eurohypo AG, from 1984 to 2001, Dr. von Koller was a member of the Board of Managing Directors of RHEINHYP Rheinische Hypothekenbank AG (Commerzbank group) where he was responsible for the bank's commercial real estate lending activities outside Germany. He was an Executive Vice President of BHF_BANK, Frankfurt, and was responsible for the bank's corporate customer business in northern and western Germany and in western industrial countries from 1981 to 1984. Before holding this position, from 1977 through 1980, he served as Senior Vice President and co-manager of the New York branch of BHF-BANK, Frankfurt. From 1971 through 1976, he served in the syndicated loan and investment banking department of Berliner Handels-und Frankfurter Bank (BHF-Bank), Frankfurt am Main. Dr. von Koller studied law at the Universities of Bonn and Munich and is a graduate of Harvard Business School.

Although CPA(R):16-Global has no employees to whom it pays salaries, it reimburses WPC for the services of its personnel, including those who serve as officers of CPA(R):16-Global. Wm. Polk Carey and Gordon F. DuGan serve

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

as co-Chief Executive Officers of CPA(R):16-Global. CPA(R):16-Global will initially reimburse WPC for 5% of their total compensation and benefits received from WPC. This percentage may be adjusted from year to year.

Item 11. Executive Compensation.

CPA(R):16-Global has no employees. Day-to-day management functions are performed by WPC or its affiliates. Please see Item 13 for a description of the contractual arrangements between the CPA(R):16-Global and WPC.

During 2003, the CPA(R):16-Global paid no cash compensation to any of its executive officers. Wm. Polk Carey and Gordon DuGan did not receive compensation for serving as directors.

CODE OF ETHICS

CPA(R):16-Global has adopted a code of ethics which applies to its officers and directors, including its principal executive officers, principal financial officer and principal accounting officer. A copy of the code of ethics can be found on WPC's website at http://www.wpcarey.com

Item 12. Security Ownership of Certain Beneficial Owners and Management.

WPC, CPA(R):16-Global's advisor, is the sole shareholder and owns 20,000 shares.

Item 13. Certain Relationships and Related Transactions.

Wm. Polk Carey, Chairman and Co-Chief Executive Officer and Gordon DuGan, Vice Chairman and Co-Chief Executive Officer are members of the CPA(R):16-Global's Board of Directors. During 2003, CPA(R):16-Global's advisor, WPC, a Delaware limited liability company of which Wm. Polk Carey is Chairman of the Board and Co-Chief Executive Officer and Gordon DuGan is President and Co-Chief Executive Officer, was retained by CPA(R):16-Global to provide advisory services in connection with identifying and analyzing prospective property investments as well as providing day-to-day management services to CPA(R):16-Global. For the services provided to CPA(R):16-Global, WPC earns an asset management fee and a performance fee, each equal to a percentage of the average invested assets of CPA(R):16-Global for the preceding month, payable monthly. The payment of the performance fee, however, is subordinated to specified returns to shareholders. During 2003, no fees were incurred.

Item 14. Principal Accountant Fees and Services.

AUDIT FEES

The aggregate fees billed to CPA(R):16-Global by PricewaterhouseCoopers LLP for: professional services rendered in 2003 for the audit of CPA(R):16-Global's consolidated financial statements included in this Annual Report on Form 10-K and other audit services were $153,700. Other audit services include SEC registration statement review and the related issuance of comfort letters and consents.

AUDIT RELATED FEES

No audit related fees were billed to CPA(R):16-Global by PricewaterhouseCoopers LLP for audit related services for the year ended December 31, 2003.

TAX SERVICES FEES

The aggregate fees billed to CPA(R):16-Global by PricewaterhouseCoopers LLP for tax compliance and consultation services for the year ended December 31, 2003 were $2,200.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

ALL OTHER FEES

No fees were billed for other services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2003. The Audit Committee considered whether the provision of services described above under "All Other Fees" is compatible with maintaining PricewaterhouseCoopers LLP's independence.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

               Report of Independent Auditors.

               Consolidated Balance Sheet at December 31, 2003.

               Consolidated Statement of Operations for the period from inception (June 5, 2003) to December 31, 2003.

               Consolidated Statement of Shareholder's Equity for the period from inception (June 5, 2003) to December 31, 2003.

               Consolidated Statement of Cash Flows for the period from inception (June 5, 2003) to December 31, 2003.

               Notes to Consolidated Financial Statements.

    (a)  2. Financial Statement Schedule:

            The following schedules are filed as a part of this Report:

               Financial Statement Schedules are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

(a) 3. Exhibits:

                The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
  No.                       Description                                     Method of Filing
  ---                       -----------                                     ----------------
   3.1       Articles of Incorporation of Registrant                Exhibit 3.1 to Registration Statement Form
                                                                    S-11 (No. 333-106838) dated July 3, 2003

   3.2       Bylaws of Registrant                                   Exhibit 3.2 to Registration Statement Form
                                                                    S-11 (No. 333-106838) dated July 3, 2003

   4.1       2003 Distribution Reinvestment and Stock Purchase      Exhibit 4.1 to Registration Statement Form
             Plan of Registrant                                     S-11 (No. 333-106838) dated July 3, 2003

  10.1       Selected Dealer Agreement                              Exhibit 10.1 to Registration Statement
                                                                    Form S-11 (No. 333-106838) dated July 3,
                                                                    2003

  10.2       Escrow Agreement                                       Exhibit 10.2 Registration Statement Form
                                                                    S-11 (No. 333-106838) dated July 3, 2003

  10.3       Selected Investment Advisor Agreement                  Exhibit 10.3 to Registration Statement
                                                                    Form S-11 (No. 333-106838) dated July 3,
                                                                    2003

  10.4       Sales Agency Agreement                                 Exhibit 10.4 to Registration Statement
                                                                    Form S-11 (No. 333-106838) dated July 3,
                                                                    2003

  10.5       Advisory Agreement                                     Exhibit 10.5 to Registration Statement
                                                                    Form S-11 (No. 333-106838) dated July 3,
                                                                    2003

  10.6       Wholesaling Agreement                                  Exhibit 10.6 to Registration Statement
                                                                    Form S-11 (No. 333-106838) dated July 3,
                                                                    2003

  21.1       Subsidiaries                                           Filed herewith

  23.1       Consent of PricewaterhouseCoopers LLP                  Filed Herewith

  31.1       Rule 15d-14(a) Certification of Co-Chief Executive     Filed Herewith
             Officers

  31.2       Rule 15d-14(a) Certification of Chief Financial        Filed Herewith
             Officer

  32.1       Section 1350 Certification of Co-Chief Executive       Filed Herewith
             Officers

  32.2       Section 1350 Certification of Chief Financial Officer  Filed Herewith

(b) Reports on Form 8-K

             During the quarter ended December 31, 2003 the Registrant was not required to file any reports on Form 8-K.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED a Maryland corporation

    3/23/04                 BY: /s/ John J. Park
---------------                 ------------------------------------
     Date                       John J. Park
                                Managing Director and Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

    3/23/04                 BY: /s/ William Polk Carey
--------------                  ------------------------------------
     Date                       William Polk Carey
                                Chairman of the Board Co-Chief Executive Officer
                                and Director

    3/23/04                 BY: /s/ Gordon F. DuGan
--------------                  ------------------------------------
     Date                       Gordon F. DuGan
                                Vice Chairman of the Board, Co-Chief Executive
                                Officer, and Senior Managing Director

    3/23/04                 BY: /s/ Thomas E. Zacharias
--------------                  ------------------------------------
     Date                       Thomas E. Zacharias
                                President

    3/23/04                 BY: /s/ Francis X. Diebold III
--------------                  ------------------------------------
     Date                       Francis X. Diebold III
                                Director

    3/23/04                 BY: /s/ Elizabeth P. Munson
--------------                  ------------------------------------
     Date                       Elizabeth P. Munson
                                Director

    3/23/04                 BY: /s/ Warren G. Wintrub
--------------                  ------------------------------------
     Date                       Warren G. Wintrub
                                Director

    3/23/04                 BY: /s/ John J. Park
--------------                  ------------------------------------
     Date                       John J. Park
                                Managing Director and Chief Financial Officer

    3/23/04                 BY: /s/ Claude Fernandez
--------------                  ------------------------------------
     Date                       Claude Fernandez
                                Managing Director and Chief Accounting Officer

                                                         APPENDIX A TO FORM 10-K

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

                                                              2003 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                                             2003 (1)
OPERATING DATA:

     Revenues                                                $      -

     Net loss                                                $(41,651)

     Basic loss per share                                    $  (2.08)

     Dividends declared per share                               N/A

     Weighted average shares outstanding - basic               20,000

BALANCE SHEET DATA:

     Total assets                                          $1,230,244

     Long-term obligations                                      N/A

(1)  For the period from inception (June 5, 2003) through December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") should be read in conjunction with the consolidated financial statements and notes thereto for thE period from inception (June 5, 2003) to December 31, 2003. The following discussion contains forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):16-Global. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give CPA(R):16-Global's expectationS about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):16-Global to bE materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CPA(R):16-Global that the results or conditions described in such statements or objectives and plans oF CPA(R):16-Global will be achieved.

CPA(R):16-Global was formed in June 2003 and will be using the proceeds from its initial public offering of its common stock along witH limited recourse mortgage financing to purchase properties and in most cases enter into long-term net leases with corporate lessees. In December 2003, CPA(R):16-Global commenced a "best efforts" public offering to raise up to $1,100,000,000. CPA(R):16-Global intends TO structure its net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. When possible, CPA(R):16-Global expects to negotiate guarantees of thE lease obligations from parent companies. CPA(R):16-Global expects to negotiate leases that may provide for periodic rent increases thaT are stated or based on increases in the Consumer Price Index or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):16-Global may also acquire interests in real estate through joint ventures witH affiliates who have similar investment objectives as CPA(R):16 - Global. These joint ventures, which may be in the form of generaL partnerships, limited partnerships, limited liability companies or tenancies-in-common, also enter into net leases on a single-tenant basis.

CPA(R):16-Global intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the year endeD December 31, 2003. If CPA(R):16-Global qualifies as a REIT, it will not be subject to federal income taxes on amounts distributed tO shareholders provided CPA(R):16-Global meets certain conditions including distributing at least 90% of its REIT taxable income tO stockholders. CPA(R):16-Global's objectives are to pay quarterly distributions at an increasing rate, to increase equity iN CPA(R):16-Global's real estate through regular mortgage principal payments and to own a diversified portfolio of net-leased real estatE that will increase in value.

CPA(R):16-Global is advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an Advisory Agreement. CPA(R):16-GlobaL'S contract with WPC is renewable annually by independent directors who are elected by CPA(R):16-Global's shareholders. In connection witH each renewal, WPC is required to provide the independent directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed after a stated period and annually thereafter, and average invested assets, the basis for determining the asset management fee, be based on the results of these independent valuations. Until the initial valuation is performed, the fee is based on the cost of the properties.

Results of Operations

For the period ended December 31, 2003, CPA(R):16-Global incurred a net loss of $41,651. CPA(R):16-Global is newly formed and has NO revenues for the period from inception (June 5, 2003) through December 31, 2003. CPA(R):16-Global incurred certain expenses relatinG primarily to general and administrative expenses. The results are not expected to be representative of future periods as proceeds from the public offering and limited recourse mortgage financing will be used to purchase investments in real estate and the asset base should increase substantially.

In December 2003, CPA(R):16-Global purchased an interest in a net lease transaction with an affiliate which is being accounted foR under the equity method of accounting. The initial investment in the equity interest was de minimus; however, CPA(R):16-Global has aN obligation to increase its ownership interest up to 75% subject to (i) CPA(R):16-Global raising at least $50,000,000 in net proceedS with respect to its initial public offering and (ii) the approval by the Boards of Directors (including a majority of the independent directors) of both CPA(R):16-Global and the affiliate. As of March 3, 2004, CPA(R):16-Global had raised in excess of $60,000,000. IF approved by the respective Boards of Directors, CPA(R):16-Global intends to make the additional acquisition in 2004, and the purchasE price of the additional interest in this facility will be based on CPA(R):16-Global's proportional share of the total equity in thE investment and subject to any changes in the appraised value of the properties.

The property is net leased to Actuant Corporation and GB Tools and Supplies, Inc. The initial term of the lease is 17 years, followed by two 5-year renewal terms. The initial aggregate annual rent under the lease is (euro)1,306,500 ($1,639,900), payABLE quarterly in advance in equal installments of
(euro)326,625 ($409,975 based on the exchange rate at December 31, 2003). The lease provIDES rent to be increased annually based on a formula indexed to increases in the German Consumer Price Index, capped at 3.75%. It is anticipated that limited recourse mortgage financing of approximately (euro)9,300,000 ($11,364,600), will be placed on the property aT AN annual debt service of
(euro)865,000 ($1,057,000). If CPA(R):16-Global increases its ownership interest to 75%, its share of casH FLOW (rent less debt service) from the investment will be approximately $437,175.

CPA(R):16-Global anticipates making substantial investments in net lease real estate over the next several years. As the asset basE increases, revenues and expenses will increase substantially.

Financial Condition

For the period ended December 31, 2003, $30,238 of net cash was used in operating activities as CPA(R):16-Global did not have anY revenue. CPA(R):16-Global projects that it will generate substantial net cash from operations in future periods. Cash provided froM financing activities consisted of $200,000 received in connection with the initial capitalization of CPA(R):16-Global by WPC.

In 2003, CPA(R):16-Global commenced a "best efforts" public offering of stock to sell up to 110,000,000 shares of common stock at aN offering price of $10 per share. From January 1, 2004 through March 18, 2004, 6,386,336 shares ($63,736,705) have been issued. CPA(R):16-Global intends to use these proceeds, net of the costs of raising capital and establishing and maintaining cash balanceS necessary to support operations, along with limited recourse mortgage financing to purchase properties. CPA(R):16-Global intends tO obtain limited recourse financing equal to approximately 50% to 60% of the purchase cost for its domestic properties and 75% for its foreign properties. CPA(R):16-Global will use limited recourse financing as a substantial portion of its long-term financing because A lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of CPA(R):16-Global's other assets. CPA(R):16-Global does not currently plan on seeking additional sources of financing such as an unsecuRED line of credit; however, its financing strategies could change in the future. CPA(R):16-Global anticipates that its cash floW generated from operations and equity investments will meet its liquidity requirements. There is no assurance that the offering will be fully subscribed. One of CPA(R):16-Global's objectives is to fully fund dividends at an increasing rate and principal payments oN limited recourse mortgage debt from its cash flow from operations and equity investments. As CPA(R):16-Global raises additionaL capital and invests such proceeds in real estate, cash flow from operations and dividends will increase substantially.

Critical Accounting Estimates

As CPA(R):16-Global purchases investments in real estate, CPA(R):16-Global will make certain judgments and use certain estimates AND assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. CPA(R):16-GlobaL believes its most critical accounting estimates will relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market and determining the interest to be capitalized in connection with real estate under construction. CPA(R):16-Global's significant accounting policies are described in the notes to the consolidated financial statements. Certain policies, while significant, may not require the use of estimates.

CPA(R):16-Global must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):16-Global's real estate operations will have a limited number of lessees, Management believes that it will be necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):16-Global expects to recognize a provision for uncollected rents which will likely range between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, Management will make subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations.

Operating real estate will be stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, will be capitalized. CPA(R):16-Global considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):16-Global will allocate costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction. CPA(R):16-Global will determine an interest rate to be applied for capitalizing interest based on an average rate on its outstanding limited recourse mortgage debt.

CPA(R):16-Global will classify its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):16-Global will use estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):16-Global's leases will not necessarily differ for operating and direct financing leases; however, the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

CPA(R):16-Global will also use estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):16-Global's investment objective is to hold properties on a long-term basis, holding periods will range from five to ten years. In its evaluations, CPA(R):16-Global will obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CPA(R):16-Global's properties will be leased to single tenants, CPA(R):16-Global is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risk different than the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

For its direct financing leases, CPA(R):16-Global will perform a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):16-Global's current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss will be recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the accounting method is determined by a change in circumstances, the evaluation of a direct financing can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. CPA(R):16-Global may also assess properties for impairment because it expects a lease not to be renewed and the lease is within one or two years of its expiration, a lessee is experiencing financial difficulty and Management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

When an asset is identified by management as held for sale, CPA(R):16-Global will discontinue depreciating the asset and estimate the sales price, net of selling costs, of such asset. If in Management's opinion, the net sales price of the asset, which has been identified for sale, is less than the net book value of the asset, an impairment charge is recognized, and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that CPA(R):16-Global has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, CPA(R):16-Global decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

CPA(R):16-Global will measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on CPA(R):16-Global's right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item will be recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives will be reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges will be recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

In connection with the acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

The value attributed to tangible assets will be determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. In applying the model, CPA(R):16-Global will assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information isn't available, CPA(R):16-Global will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market leases intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting CPA(R):16-Global's assessment of the risk associated with the lease acquired. CPA(R):16-Global will acquire properties subject to net leases and will consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on CPA(R):16-Global's evaluation of the specific characteristics of each tenant's lease and CPA(R):16-Global's overall relationshiP with each tenant. Characteristics CPA(R):16-Global will consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or CPA(R):16-Global's estimates will be used to determine these values.

Factors to be considered in valuing other intangible assets include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

For further information on CPA(R):16-Global's accounting policies see the notes to the consolidated financial statements.

Accounting Pronouncements

In November 2002, the FASB ("Financial Accounting Standards Board") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):16-Global to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 did not have a material effect on CPA(R):16-Global's financial statements.

In December 2002, the FASB issued SFAS ("Statement of Financial Accounting Standards") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):16-Global does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

CPA(R):16-Global has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. CPA(R):16-Global's maximum loss exposure is the carrying value of its equity investments.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CPA(R):16-Global as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on CPA(R):16-Global's financial statements.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of Corporate Property Associates 16-Global Incorporated:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 16-Global Incorporated at December 31, 2003, and the results of its operations and its cash flows for the period from inception (June 5, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of W. P. Carey & Co. LLC (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 22, 2004

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2003

               ASSETS:
Cash                                                                        $169,762
Equity investments                                                             1,678
Deferred offering costs                                                    1,028,804
Due from affiliates                                                           30,000
                                                                          ----------
        Total assets                                                      $1,230,244
                                                                          ==========

               LIABILITIES AND SHAREHOLDER'S EQUITY:

Liabilities:
Due to affiliates                                                         $1,044,473
Accounts payable and accrued expenses                                         27,422
                                                                          ----------
        Total liabilities                                                 $1,071,895
                                                                          ----------

Commitments and contingencies

Shareholder's equity:
Common stock, $.001 par valued; 20,000 shares issued and outstanding              20
Additional paid-in capital                                                   199,980
Accumulated loss                                                             (41,651)
                                                                          ----------
        Total shareholder's equity                                           158,349
                                                                          ----------
        Total liabilities and shareholder's equity                        $1,230,244
                                                                          ==========

The accompanying notes are an integral part of the consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                      CONSOLIDATED STATEMENT OF OPERATIONS

        For the period from inception (June 5, 2003) to December 31, 2003

Revenues:                                                                        $      -
                                                                                 --------

Expenses:

      General and administrative expenses                                        $ 41,660
                                                                                 --------

           Loss before income from equity investments                             (41,660)

Income from equity investments                                                          9
                                                                                 --------

           Net loss                                                              $(41,651)
                                                                                 ========

Basic loss per share:                                                            $  (2.08)
                                                                                 ========

Weighted average shares outstanding - basic                                        20,000
                                                                                 ========

The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY

        For the period from inception (June 5, 2003) to December 31, 2003

                                             Common      Additional        Accumulated
                                              stock    paid-in capital         loss         Total
                                              -----    ---------------         ----         -----
20,000 shares issued $.001 par,
     at $10 per share                           $20      $199,980                         $ 200,000
Net loss                                                                    $(41,651)       (41,651)
                                                ---      --------           --------      ---------

                                                $20      $199,980           $(41,651)     $ 158,349
                                                ===      ========           ========      =========

The accompanying notes are an integral part of the consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

        For the period from inception (June 5, 2003) to December 31, 2003

Cash flows from operating activities:
      Net loss                                                                     $(41,651)
      Increase in due from affiliates                                               (30,000)
      Increase in accounts payable and accrued expenses                              27,422
      Increase in due to affiliates                                                  14,000
      Equity income in excess of distributions                                           (9)
                                                                                   --------
          Net cash used in operating activities                                     (30,238)
                                                                                   --------

Cash flows from financing activities:
      Proceeds from stock issuance                                                  200,000
                                                                                   --------
          Net cash provided by financing activities                                 200,000
                                                                                   --------

          Net increase in cash and cash equivalents                                 169,762

Cash and cash equivalents, beginning of period                                            -
                                                                                   --------

Cash and cash equivalents, end of period                                           $169,762
                                                                                   ========

(a) Net increase in deferred offering costs and due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2003, the amount due to the Company's advisor for such costs was $1,028,804.

(b) The net increase in due to affiliates also excludes the amount used to purchase an interest in an equity investment (investing activities). An affiliate, Corporate Property Associates 15 Incorporated, has advanced $1,669 on behalf of the Company.

The accompanying notes are an integral part of the consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Offering:

         Corporate Property Associates 16-Global Incorporated, a Maryland corporation (the "Company"), was formed on June 5, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by
         W. P. Carey & Co. LLC (the "Advisor").

         On June 12, 2003, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

         A maximum of 110,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Advisor, and selected other dealers at a price of $10 per share. From January through March 18, 2004, the Company issued 6,386,336 shares ($63,736,705) pursuant to its offering. The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus").

2. Summary of Significant Accounting Policies:

         Basis of Consolidation:

                The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries. The Company is not the primary beneficiary of any variable interest entity. All material inter-entity transactions are eliminated.

         Use of Estimates:

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments, classification of real estate leased to others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others:

                The Company intends to lease real estate to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments will be charged to operations as incurred. Significant renovations, which increase the useful life of the properties, will be capitalized.

                The Company intends to diversify its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                The leases will be accounted for under either the direct financing or operating methods. Such methods are described below:

                   Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment. Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

                   Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

                When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company will assess the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value. Residual values of the net investment in direct financing leases will be reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

                In connection with the Company's anticipated acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

                Above-market and below-market in-place lease values for owned properties will be recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value will be amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value will be amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

                The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates will be used to determine these values.

                Factors to be considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company will also consider information obtained about a property in connection with its pre-

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED
                acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases, including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property, will also be considered.

                The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

                For properties to be constructed, operating expenses including interest charges will be capitalized rather than expensed and rentals received will be recorded as a reduction of capitalized project (i.e., construction) costs.

                Substantially all of the Company's leases will provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage of sales rent) will be recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

         Assets Held For Sale:

                Assets held for sale will be accounted for at the lower of carrying value or fair value, less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year.

                If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

                The Company will recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss will be recognized as the difference between the sale price less any closing costs and the carrying value of the property.

         Depreciation:

                Depreciation will be computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements will be computed using the straight-line method over the remaining term of the leases.

         Equity Investments:

                For any investments in which the Company's interests in entities in which the entity is not considered to be a Variable Interest Entity ("VIE"), the Company is not deemed to be the primary beneficiary and the Company's ownership is 50% or less, and has the ability to exercise significant

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED
                influence are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash and Cash Equivalents:

                The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company's cash and cash equivalents at December 31, 2003 were held in the custody of one financial institution, and which balance at times exceeds federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

         Foreign Currency Translation:

                The Company intends to make foreign investments outside of the United States in which the functional currency will not be in the U.S. Dollar. The translation from currencies other than the U.S. Dollar will be performed for assets and liabilities using current exchange rates in effect at the balance sheet date and revenues and expense accounts using a weighted average exchange rate. The gains and losses resulting from such translation will be reported as a component of other comprehensive income as part of shareholder's equity.

                Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity.

         Marketable Securities:

                Marketable securities will be classified as available for sale securities and reported at fair value with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.

         Costs of Raising Capital:

                Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder's equity upon the issuance of shares.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

         Operating Segments

                Accounting standards have been established for the way public business enterprises report selected information about operating segments and guidelines for defining the operating segment of an enterprise. The Company expects to report its real estate operations both domestically and internationally.

         Income Taxes:

                During 2003, the Company has elected C-Corp status and will file separate federal, state and local income tax returns. The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to shareholders, provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

         Earnings Per Share:

                The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying consolidated financial statements.

         Accounting Pronouncements:

                In November 2002, the FASB ("Financial Accounting Standards Board") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company's financial statements.

                In December 2002, the FASB issued SFAS ("Statement of Financial Accounting Standards") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

                On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED
                entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

                FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

                The Company has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. The Company's maximum loss exposure is the carrying value of its equity investments.

                On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

                In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

                This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

 2. Agreements and Transactions with Related Parties:

         Pursuant to the Advisory Agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The Advisory Agreement between the Company and the Advisor provides that the Advisor will receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets, as defined in the Advisory

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

         Agreement. The performance fee is subordinated to the Preferred Return, as defined in the Advisory Agreement. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. In connection with the day-to-day operations, the Advisor will also be reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. There were no asset management fees, performance fees or general and administrative reimbursements incurred by the Company in 2003.

         The Company will be a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. The Company's share of rental occupancy and leasehold costs will be based on its share of gross revenues of the participants in the agreement.

         In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the Advisory Agreement provides for acquisition fees of not more than 4.5%, based on the aggregate cost of properties acquired of which 2% will be deferred and payable in equal annual installment over three years with payment subordinated to the Preferred Return. Unpaid installments bear interest at an annual rate of 5%. The acquisition fees will be payable in cash or restricted stock at the option of the Advisor.

         In connection with the disposition of properties, the Company will incur a subordinated disposition fee which will be the lesser of (i) 50% of the competitive real estate commission and (ii) 3% of the sales price of the property. The subordinated disposition fee is not payable unless or until shareholders have received a return of 100% of their initial investment plus a 6% non-compounded cumulative annual distribution return.

         The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

         The Company owns a limited partnership interest in a partnership, with the remaining interest held by an affiliate (see Note 4).

 3. Commitments and Contingencies:

         The Company will be liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company has entered into a sales agency agreement with Carey Financial, whereby Carey

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

         Financial will receive a selling commission of up to $0.65 per share sold and certain other payments. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees relating to the Offering. The total underwriting compensation to Carey Financial and other dealers in connection with the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering (ii) the total underwriters compensation which exceeds 10% of the gross proceeds of the offering and (iii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. At December 31, 2003, such costs due to the Advisor totaled $1,028,804. At December 31, 2003, no reimbursements have been paid to the Advisor.

 4. Acquisitions of Real Estate Interests:

         The Company has acquired, through a subsidiary, a 0.01% interest with the remaining 99.99% interest owned by Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, a property in Kahl am Main, Germany for $16,090,366 ((euro)13,724,681) and entered into a net lease with Actuant Corporation ("Actuant") and GB Tools and Supplies, Inc. ("GB"). The Company has an obligation to purchase, on or before December 31, 2005, up to a 75% interest in the facility from CPA(R):15, subject to (i) the Company raising at least $50,000,000 in net proceeds with respect to its initial public offering and (ii) the approval by the Boards of Director (including a majority of the independent directors) of both the Company and CPA(R):15. As of March 3, 2004, the Company had raised in excess of $60,000,000.

         The initial term of the lease is 17 years, followed by two 5-year renewal terms at the option of Actuant and GB. The initial aggregate annual rent under the lease is (euro)1,306,500 ($1,640,572 using the December 31, 2003 exchange rate) with annual rent increases based on a formula indexed to increases in the German Consumer Price Index capped at 3.75%.

         Summarized combined financial information of the equity investee is as follows:

 (in thousands)                                                  December 31, 2003
                                                                 -----------------
Assets (primarily real estate)                                      $17,574,674
Liabilities                                                             634,812
Partners' equity                                                     16,939,862

                                                     For the period from
                                                    acquisition (December 11,
                                                         2003) through
                                                        December 31, 2003
                                                        -----------------
Revenues (primarily rental revenues)                        $93,097
                                                            -------
Net income                                                  $93,097
                                                            =======

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2003, there was one holder of record of the Shares of the Company.

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.