Form 10-Q
period 2004-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2004-05-10
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                           __________________________

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 333-106838
                           __________________________

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                           __________________________


        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                           __________________________


CPA(R):16-Global has SHARES OF COMMON STOCK registered pursuant to Section 12(g) of the Act.

CPA(R):16-Global HAS NO SECURITIES registered on any exchanges.

CPA(R):16-Global (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

CPA(R):16-Global has no active market for common stock at May 6, 2004.

CPA(R):16-Global has 14,494,705 shares of common stock, $.001 par value outstanding at May 6, 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED


                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I

Item 1.  -     Financial Information*

               Condensed Consolidated Balance Sheets, as of March 31, 2004
               and December 31, 2003                                                                  2

               Condensed Consolidated Statement of Operations for the three months
               ended March 31, 2004                                                                   3

               Condensed Consolidated Statement of Cash Flows for the three months
               ended March 31, 2004                                                                   4

               Notes to Condensed Consolidated Financial Statements                                 5-8

Item 2.  -     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 9-10

Item 3.  -     Quantitative and Qualitative Disclosures about Market Risk                            11

Item 4.  -     Controls and Procedures                                                               11


PART II  -     Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                12

Item 4.  -     Submission of Matters to a Vote of Security Holders                                   12

Item 6.  -     Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                           13


* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED



                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 2004   December 31, 2003
                                                                             --------------   -----------------
                                                                               (Unaudited)          (Note)
                                                                              ------------       ------------
            ASSETS:

Cash and cash equivalents                                                     $ 78,650,175       $    169,762
Equity investments                                                                   1,714              1,678
Deferred offering costs                                                          1,753,150          1,028,804
Due from affiliates                                                                     --             30,000
                                                                              ------------       ------------
     Total assets                                                             $ 80,405,039       $  1,230,244
                                                                              ============       ============

            LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Due to affiliates                                                             $  1,767,150       $  1,044,473
Dividends payable                                                                  369,524                 --
Accounts payable and accrued expenses                                               82,470             27,422
                                                                              ------------       ------------
        Total liabilities                                                        2,219,144          1,071,895
                                                                              ------------       ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 110,000,000 shares;
   8,632,804 and 20,000 shares issued and outstanding at March 31, 2004
   and December 31, 2003                                                             8,633                 20
Additional paid-in capital                                                      78,621,440            199,980
Dividend in excess of accumulated earnings                                        (444,178)           (41,651)
                                                                              ------------       ------------
        Total shareholders' equity                                              78,185,895            158,349
                                                                              ------------       ------------
        Total liabilities and shareholders' equity                            $ 80,405,039       $  1,230,244
                                                                              ============       ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

           CONDENSED CONSOLIDATED STATEMENT of OPERATIONS (UNAUDITED)


                                                            Three Months Ended
                                                             March 31, 2004
                                                             --------------

 Revenues:                                                    $        --


 Operating expenses:
   General and administrative                                 $   126,884
                                                              -----------

       Loss before other interest income and income from
         equity investments                                      (126,884)

   Other interest income                                           93,845
   Income from equity investments                                      36
                                                              -----------

       Net loss                                               $   (33,003)
                                                              ===========

Basic and diluted loss per share                              $     (0.01)
                                                              ===========

Weighted average shares outstanding - basic and diluted         3,321,413
                                                              ===========



Note:    The Company was formed on June 5, 2003.


          The accompanying notes are an integral part of the condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                    March 31, 2004
Cash flows from operating activities:
Net loss                                                                            $   (33,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
      Equity income                                                                         (36)
      Decrease in due from affiliates                                                    30,000
      Increase in accounts payable and accrued expenses                                  55,048
                                                                                   ------------
          Net cash provided by operating activities                                      52,009
                                                                                   ------------

Cash flows from investing activities:
      Acquisition of equity investment                                                   (1,669)
                                                                                   ------------
          Net cash used in investing activities                                          (1,669)
                                                                                   ------------

Cash flows from financing activities:
      Proceeds from issuance of stock, net of costs of raising capital               78,430,073
                                                                                   ------------
          Net cash provided by financing activities                                  78,430,073
                                                                                   ------------

          Net increase in cash and cash equivalents                                  78,480,413

Cash and cash equivalents, beginning of period                                          169,762
                                                                                   ------------

Cash and cash equivalents, end of period                                           $ 78,650,175
                                                                                   ============


(a) Net decrease in due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's public offering. At March 31, 2004, the amount due to the Company's advisor for such costs was $1,753,150.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 16-Global Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


Note 2.  Organization and Offering:

The Company was formed on June 5, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (the "Advisor"). On June 12, 2003, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

A maximum of 110,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Advisor, and selected other dealers at a price of $10 per share. During the quarter ended March 31, 2004, the Company issued 8,612,804 shares ($86,128,037) and has issued an additional 5,861,901 shares ($58,619,010) since March 31, 2004, pursuant to its offering. The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company. The Company has also registered up to 50,000,000 shares for a dividend reinvestment plan.

Note 3.  Agreements and Transactions with Related Parties:

Pursuant to the Advisory Agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The Advisory Agreement between the Company and the Advisor provides that the Advisor will receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, as defined in the Advisory Agreement. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. In connection with the day-to-day operations, the Advisor will also be reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. There were no fees or reimbursements incurred by the Company for the three-month period ended March 31, 2004.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the Advisory Agreement provides for acquisition fees of not more than 4.5%, based on the aggregate cost of properties acquired of which 2% will be deferred and payable in equal annual installment over three years with payment subordinated to the Preferred Return. Unpaid installments bear interest at an annual rate of 5%. The Company will also pay the Advisor an allowance of 0.5% of the cost of properties in consideration for the Advisor's payment of acquisition expenses.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offerings described in each prospectus associated with such offerings, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. The Company is reimbursing Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the offering. Total underwriting compensation with respect to the offering may not exceed 10% of gross proceeds of the offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares sold by selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor were $2,910,484 through March 31, 2004, of which the Company has reimbursed $1,277,334. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

Note 5.       Equity Investments:

In December 2003, the Company purchased a 0.01% interest as a limited partner in a limited partnership which purchased a property and entered into a net lease with Actuant Corporation which is being accounted for under the equity method of accounting. Pursuant to the limited partnership agreement, the Company has an obligation to purchase, on or before December 31, 2005, an additional 49.99% in the limited partnership from Corporate Property Associates 15 Incorporated ("CPA(R):15"), an affiliate, which owns the remaining interests in the limited partnership.

Summarized combined financial information of the equity investee is as follows:

                                  March 31, 2004  December 31, 2003
                                  --------------  -----------------
Assets (primarily real estate)      $16,995,461      $17,574,674
Liabilities                             746,435          634,812
Partners' and members' equity        16,249,026       16,939,862

                                       Three Months Ended
                                         March 31, 2004
                                         --------------
Revenues (primarily rental revenues)      $ 362,290
Expenses                                     (2,772)
                                          ---------
Net income                                $ 359,518
                                          =========



Note 6.  Dividends Payable:

A dividend of $0.001236 per share per day in the period from January 1, 2004 through March 31, 2004 ($369,524) was declared in March 2004 and paid in April 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Note 7.  Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans. Accordingly, adoption of SFAS No. 148 did not impact the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements.

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certainto classify as liabilities certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

Note 8.  Subsequent Events:

A. On April 29, 2004, the Company, along with two affiliates, CPA(R):15 and Corporate Property Associates 14 Incorporated, through a limited partnership in which the Company owns an approximate 31% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP, ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc., ("U-Haul"). The total cost of the facilities was $312,445,026. In connection with the purchase, the limited partnership obtained $183,000,000 of limited recourse mortgage financing collateralized by the properties and lease assignments. The loan, which matures in May 2014 provides for monthly payments of principal and interest of $1,229,804 at an annual interest rate of 6.449% and a 25-year amortization schedule.

   The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551,115. The U-Haul lease has an initial term 10 years with two 10-year renewal options and provides for annual rent of $9,990,000. In the event that U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to the Consumer Price Index.

B. On May 5, 2004, the Company purchased land and buildings in Leeds, England for L15,086,746 (approximately $27,129,000 based on the exchange rate on the date of purchase) and entered into a net lease with Polestar Petty Ltd. The lease has an initial term through May 2029 and will provide an initial annual rent of L1,179,496 (approximately $2,121,000) with annual increases of 2.5%. In connection with the purchase, the Company obtained a limited recourse mortgage loan of L10,500,000 (approximately $18,881,000) which matures in May 2014.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2004 included in this quarterly report and CPA(R):16-Global's Annual Report on Form 10-K for the period from inception (June 5, 2003) to December 31, 2003. The following discussion contains forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):16-Global. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give CPA(R):16-Global's expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):16-Global to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):16-Global that the results or conditions described in such statements or objectives and plans of CPA(R):16-Global will be achieved. Additionally, a description of CPA(R):16-Global's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

CPA(R):16-Global was formed in June 2003 and is using the proceeds from its initial public offering of its common stock along with limited recourse mortgage financing to purchase properties and, in most cases, enter into long-term net leases with corporate lessees. In December 2003, CPA(R):16-Global commenced a "best efforts" public offering to raise up to $1,100,000,000. As of March 31, 2004, CPA(R):16-Global had raised approximately $86,128,000 from its public offering. CPA(R):16-Global intends to structure its net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. When possible, CPA(R):16-Global expects to negotiate guarantees of the lease obligations from parent companies. CPA(R):16-Global expects to negotiate leases that provide for periodic rent increases that are stated or based on increases in the Consumer Price Index or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):16-Global will likely acquire interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):16-Global. These jointly-owned investments will also enter into net leases on a single-tenant basis.

CPA(R):16-Global intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes. If CPA(R):16-Global qualifies as a REIT, it will not be subject to federal income taxes on amounts distributed to shareholders provided CPA(R):16-Global meets certain conditions including distributing at least 90% of its REIT taxable income to shareholders. CPA(R):16-Global's objectives are to pay quarterly distributions at an increasing rate, to increase equity in CPA(R):16-Global's real estate through regular mortgage principal payments and to own a diversified portfolio of net-leased real estate that will increase in value.

Results of Operations

For the period ended March 31, 2004, CPA(R):16 - Global incurred a net loss of $33,003. CPA(R):16 - Global is newly formed and its revenues consisted solely of interest income on money market investments. The results are not representative of future periods.

In December 2003, CPA(R):16 - Global purchased a de minimus interest in a limited partnership which net leases a property to Actuant Corporation in Germany with an affiliate which is being accounted for under the equity method of accounting. CPA(R):16 - Global has an obligation, on or before December 31, 2005, to increase its ownership interest to 50%. CPA(R):16-Global intends to purchase its remaining interest in the second quarter of 2004 when the mortgage financing on the Actuant property is expected to be completed. After increasing its ownership interest to 50% and placing a limited recourse loan on the Actuant property, CPA(R):16 - Global's share of annual cash flow (rent

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

less debt service) from the investment will be approximately $270,000, subject to fluctuations in foreign currency exchange rates.

In April 2004, CPA(R):16 - Global has acquired, an approximate 31% interest in 78 retail self-storage and truck rental facilities located throughout the United States and operated under the U-Haul brand name. CPA(R):16 - Global contributed approximately $40,000,000 towards the total purchase price of the facilities of $312,445,000, of which $183,000,000 was financed with limited recourse mortgage debt. CPA(R):16 - Global's share of annual cash flow is expected to be approximately $4,240,000. In May 2004, CPA(R):16 purchased a property in Leeds, England and entered into a net lease with Polestar Petty Ltd. Annual rents are approximately $2,121,000 before debt service on the mortgage loan.

CPA(R):16 - Global anticipates making substantial investments in net lease real estate over the next several years. As the asset base increases, revenues and expenses will increase substantially.

Financial Condition

For the three-month period ended March 31, 2004, $52,009 of net cash was provided from operating activities. Investing activities included CPA(R):16-Global reimbursing $1,669 to Corporate Property Associates 15 Incorporated for advancing the funding for the initial purchase of its .01% ownership interest in the Actuant limited partnership completed in December 2003. Cash provided from financing activities consisted of CPA(R):16-Global raising $78,430,073, net of costs, in connection with its "best efforts" public offering.

In 2003, CPA(R):16-Global commenced a "best efforts" public offering of stock to sell up to 110,000,000 shares of common stock at an offering price of $10 per share. From January 1, 2004 through May 6, 2004, 14,474,705 shares ($144,747,050) have been issued. CPA(R):16-Global intends to use these proceeds, net of the costs of raising capital and establishing and maintaining cash balances necessary to support operations, along with limited recourse mortgage financing to purchase properties. CPA(R):16-Global intends to obtain limited recourse financing ranging from approximately 50% to 60% of the purchase cost for its domestic properties and 70% to 80% for its foreign properties. CPA(R):16-Global will use limited recourse financing as a substantial portion of its long-term financing because a lender of a limited recourse mortgage loan has recourse only to the properties collateralizing its loan and not to any of CPA(R):16-Global's other assets. CPA(R):16-Global does not currently plan on seeking additional sources of financing such as an unsecured line of credit; however, its financing strategies could change in the future. CPA(R):16-Global anticipates that its cash flow generated from operations and equity investments will meet its liquidity requirements. There is no assurance that the offering will be fully subscribed. One of CPA(R):16-Global's objectives is to fully fund dividends at an increasing rate and principal payments on limited recourse mortgage debt from its cash flow from operations and equity investments. As CPA(R):16-Global raises additional capital and invests such proceeds in real estate, cash flow from operations and dividends will increase substantially. CPA(R):16-Global paid its first dividend of $369,524 in April 2004.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

CPA(R):16-Global has an obligation to purchase an additional 49.99% in a limited partnership which it owns with an affiliate and which leases real estate to Actuant Corporation. The amount to be paid will be determined after the limited partnership obtains mortgage financing.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, CPA(R):16-Global had no material exposure to market risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing CPA(R):16-Global's business plan, the primary market risks to which CPA(R):16-Global are exposed are interest rate risk and currency exchange rates.

The value of CPA(R):16-Global's real estate will be subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and this may affect
CPA(R):16-Global's ability to refinance our debt when balloon payments are scheduled.

CPA(R):16-Global has foreign operations. CPA(R):16-Global; therefore, is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future income, costs and cash flows. CPA(R):16-Global's initial foreign currency exchange exposures are to the Euro and the British Pound. CPA(R):16-Global has not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.


Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED



                                     PART II


Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of March 31, 2004:

Shares registered:                                                    110,000,000

Aggregate price of offering amount registered:                     $1,100,000,000

Shares sold:                                                            8,632,804

Aggregated offering price of amount sold:                          $   86,328,040

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:       $           --

Direct or indirect payments to others:                             $    7,697,914

Net offering proceeds to the issuer after deducting expenses:      $   78,630,126

Purchases of real estate and equity investments:                   $        1,669

Temporary investments in cash and cash equivalents:                $   78,628,457


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

             31.1   Certification of Co-Chief Executive Officers

             31.2   Certification of Chief Financial Officer

             32.1   Certification of Co-Chief Executive Officers Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

             32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

             During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K dated March 25, 2004 under Item 9, "Regulation FD Disclosure" with respect to its declaration of dividends.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED




    5/6/2004  By:                           /s/ John J. Park
  ------------                             -------------------------------------
      Date                                      John J. Park
                                                Managing Director and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



    5/6/2004  By:                           /s/ Claude Fernandez
  ------------                             -------------------------------------
      Date                                      Claude Fernandez
                                                Managing Director and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)