Form 10-Q
period 2004-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2004-08-09
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM --------------- TO ---------------.

                       COMMISSION FILE NUMBER: 333-106838

                            -------------------------

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                 80-0067704
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA
        NEW YORK, NEW YORK 10020                            10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

                            -------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No [X].

CPA(R):16-Global has no active market for common stock at August 6, 2004.

CPA(R):16-Global has 33,158,834 shares of common stock, $.001 par value outstanding at August 6, 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                      INDEX

                                                                                                                           Page No.
                                                                                                                           --------
PART I

Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of June 30, 2004 and December 31, 2003                                      2

          Condensed Consolidated Statements of Income for the three and six months ended June 30, 2004                          3

          Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2004            3

          Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003                       4

          Notes to Condensed Consolidated Financial Statements                                                                5-9

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                             10-13

Item 3. - Quantitative and Qualitative Disclosures about Market Risk                                                           14

Item 4. - Controls and Procedures                                                                                              14

PART II - Other Information

Item 2(d). - Use of Proceeds of Registered Offering                                                                            15

Item 4. - Submission of Matters to a Vote of Security Holders                                                                  15

Item 6. - Exhibits and Reports on Form 8-K                                                                                     15

Signatures                                                                                                                     16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30, 2004     December 31, 2003
                                                                               ---------------    -----------------
                                                                                 (Unaudited)           (Note)
                                                                               ---------------    -----------------
            ASSETS:

Land and buildings, net of accumulated depreciation of $9,255 at June
   30, 2004                                                                    $    12,255,294                    -
Net investment in direct financing leases                                           28,121,720                    -
Cash and cash equivalents                                                           98,928,716    $         169,762
Equity investments                                                                  44,346,296                1,678
Deferred offering costs                                                              2,165,628            1,028,804
Escrows and restricted cash                                                         39,371,892                    -
Other and intangible assets, net                                                     3,641,034                    -
Due from affiliates                                                                          -               30,000
                                                                               ---------------    -----------------
        Total assets                                                           $   228,830,580    $       1,230,244
                                                                               ===============    =================

            LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                         $    18,977,700                    -
Accrued interest                                                                       206,714                    -
Prepaid rental income and security deposits                                            331,905                    -
Due to affiliates                                                                    2,443,064    $       1,044,473
Dividends payable                                                                    1,743,315                    -
Deferred acquisition fees payable to affiliate                                       2,919,249                    -
Accounts payable and accrued expenses                                                2,551,887               27,422
                                                                               ---------------    -----------------
        Total liabilities                                                           29,173,834            1,071,895
                                                                               ---------------    -----------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 110,000,000 shares; 22,250,260 and
   20,000 shares issued and outstanding at June 30, 2004
   and December 31, 2003                                                                22,250                   20
Additional paid-in capital                                                         201,269,077              199,980
Accumulated other comprehensive income                                                  37,195                    -
Dividend in excess of accumulated earnings                                          (1,671,776)             (41,651)
                                                                               ---------------    -----------------
        Total shareholders' equity                                                 199,656,746              158,349
                                                                               ---------------    -----------------
        Total liabilities and shareholders' equity                             $   228,830,580    $       1,230,244
                                                                               ===============    =================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)

                                                               Three Months Ended    Six Months Ended
                                                                  June 30, 2004       June 30, 2004
                                                               ------------------    ----------------
Revenues:
   Rental income                                               $          106,205    $        106,205
   Interest income from direct financing leases                           341,086             341,086
                                                               ------------------    ----------------
                                                                          447,291             447,291
                                                               ------------------    ----------------
 Operating expenses:
   Depreciation and amortization                               $           11,380    $         11,380
   General and administrative                                             186,045             312,929
   Property expenses                                                      221,426             221,426
                                                               ------------------    ----------------
                                                                          418,851             545,735
                                                               ------------------    ----------------
       Income (loss) before other interest income, equity
         investments, gains and losses, and interest expense               28,440             (98,444)

   Other interest income                                                  297,038             390,883
   Income from equity investments                                         422,590             422,626
   Loss on foreign currency transactions                                     (297)               (297)
   Interest expense                                                      (232,502)           (232,502)
                                                               ------------------    ----------------

       Net income                                              $          515,269    $        482,266
                                                               ==================    ================

Basic and diluted earnings per share                           $             0.03    $           0.05
                                                               ==================    ================

Weighted average shares outstanding - basic and diluted                15,320,209           9,357,555
                                                               ==================    ================

Note: The Company had no activity from the period from inception (June 5, 2003) to June 30, 2003.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)

                                                       Three Months Ended  Six Months Ended
                                                          June 30, 2004      June 30, 2004
                                                       ------------------  ----------------
Net income                                             $          515,269   $      482,266
Other comprehensive income:
   Change in foreign currency translation adjustment               37,195           37,195
                                                       ------------------   --------------

   Comprehensive income                                $          552,464   $      519,461
                                                       ==================   ==============

Note: The Company had no activity from the period from inception (June 5, 2003) to June 30, 2003.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)

                                                                                  Six Months Ended June 30
                                                                            -----------------------------------
                                                                                 2004                 2003
                                                                            --------------       --------------
Cash flows from operating activities:
Net income                                                                  $      482,266                    -
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                 13,486                    -
      Equity income in excess of distributions received                           (422,626)                   -
      Straight-line rent adjustments                                                (7,516)                   -
      Increase in accrued interest                                                 206,714                    -
      Increase in due to affiliates (a)                                            169,860                    -
      Increase in prepaid rent and security deposits                               331,905                    -
      Net change in other operating assets and liabilities                         170,777                    -
                                                                            --------------       --------------
          Net cash provided by operating activities                                944,866                    -
                                                                            --------------       --------------

Cash flows from investing activities:
      Funds held in escrow for acquisition of equity investment                (37,205,800)                   -
      Acquisition of real estate and equity investments                        (84,542,513)                   -
                                                                            --------------       --------------
          Net cash used in investing activities                               (121,748,313)                   -
                                                                            --------------       --------------

Cash flows from financing activities:
      Proceeds from issuance of stock, net of costs of raising capital         201,091,327       $      200,000
      Proceeds from mortgages                                                   18,840,150                    -
      Dividends paid                                                              (369,076)                   -
                                                                            --------------       --------------
          Net cash provided by financing activities                            219,562,401              200,000
                                                                            --------------       --------------

          Net increase in cash and cash equivalents                             98,758,954              200,000

Cash and cash equivalents, beginning of period                                     169,762                    -
                                                                            --------------       --------------

Cash and cash equivalents, end of period                                    $   98,928,716       $      200,000
                                                                            ==============       ==============

(a) Increase in due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's public offering. At June 30, 2004, the amount due to the Company's advisor for such costs was $2,165,628.

    The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

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

A maximum of 110,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Advisor, and selected other dealers at a price of $10 per share. During the six-month period ended June 30, 2004, the Company issued 22,230,260 shares ($222,302,600) and has issued an additional 10,908,574 shares ($109,085,740) since June 30, 2004, pursuant to its offering. The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company. The Company has also registered up to 50,000,000 shares for a dividend reinvestment plan.

Note 3. Transactions with Related Parties:

Pursuant to the Advisory Agreement, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The Advisory Agreement between the Company and the Advisor provides that the Advisor will receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, as defined in the Advisory Agreement. As of June 30, 2004, the Preferred Return has not yet been met. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. In connection with the day-to-day operations, the Advisor will also be reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. For both the three-month and six-month periods ended June 30, 2004, the Company incurred asset management fees of $110,713, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the Advisory Agreement provides for acquisition fees of not more than 4.5%, based on the aggregate cost of properties acquired of which 2% will be deferred and payable in equal annual installment over three years with payment subordinated to the Preferred Return. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the three months ended June 30, 2004, current and deferred acquisition fees were $3,440,432 and $2,752,345, respectively, and were paid or payable to the Advisor. In addition, the Company assumed a deferred fee obligation of $166,904 of an affiliate when it increased its interest in a limited partnership to 50% (see Note 5) and reimbursed the affiliate for $208,629 of current fees. When a real estate acquisition is completed, the Company pays the Advisor an acquisition expense allowance of 0.5% of the cost of the properties in consideration for the Advisor's payment of acquisition expenses. For the six-month period ended June 30, 2004, the allowance was $729,211.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Note 4. Commitments and Contingencies:

The Company is liable for certain expenses of the offerings described in each prospectus associated with such offerings, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. The Company is reimbursing Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the offering. Total underwriting compensation with respect to the offering may not exceed 10% of gross proceeds of the offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares sold by selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor were $5,581,381 through June 30, 2004, of which the Company has reimbursed $3,415,753. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

Note 5. Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 30.77% to 50%. The lessees are Actuant Corporation ("Actuant"), U-Haul Moving Partners, Inc. ("U-Haul") and Mercury Partners, LP ("Mercury"). The interests in the properties leased to Actuant, U-Haul and Mercury are described below.

Summarized financial information of the equity investees are as follows:

                                                  June 30, 2004   December 31, 2003
                                                  -------------   -----------------
Assets (primarily real estate)                    $ 365,387,331      $ 17,574,674
Liabilities (primarily mortgage notes payable)      226,576,015           634,812
                                                  -------------      ------------
Partners' and members' equity                     $ 138,811,316      $ 16,939,862
                                                  =============      ============

Company's share of equity investees' net assets   $  44,346,296      $      1,678
                                                  =============      ============

                                                                        Six Months Ended
                                                                          June 30, 2004
                                                                        ----------------
Revenues (primarily rental income and interest income from
  direct financing leases)                                                $  5,635,060
Expenses (primarily interest on mortgages and depreciation)                 (3,785,338)
                                                                          ------------
Net income                                                                $  1,849,722
                                                                          ============

Company's share of net income from equity investments                     $    422,626
                                                                          ============

Actuant - In 2003, the Company and Corporate Property Associates 15 Incorporated, ("CPA(R):15"), an affiliate, formed a limited partnership for the purpose of purchasing land and building in Kahl am Main, Germany and entered into a net lease with Actuant. The total cost of the Actuant property was
(euro)13,724,681 ($16,768,815 based on the exchange rate of the Euro on date of acquisition). The Company purchased a de minimus 0.01% interest in the limited partnership in December 2003 and in June 2004 exercised an option to increase its interest to 50%. In addition, in May 2004, the limited partnership obtained
(euro)9,300,000 ($11,232,540 based on the exchange rate of the Euro as of date of limited recourse mortgage financing). The limited partnership has been structured so that capital will be contributed in an amount equal to the ownership interests, and profits and losses and distributions are paid pro rata based on ownership interests. The Company's purchase price for its 50% interest was $2,962,133, based on the original purchase price, net of the mortgage balance at the time the option was exercised.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

The lease has an initial term of 17 years followed by two five-year renewal terms and provides for initial annual rent of (euro)1,306,500 ($1,596,282). The lease provides for annual rent increases based on a formula indexed to increases in the German Consumer Price Index. The loan has an annual interest rate of 6.82% with payments of principal and interest of (euro)194,328 ($234,709) based on a 25-year amortization schedule.

U-Haul and Mercury - On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated and CPA(R):15, through a limited partnership in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury and the truck rental facilities are leased to U-Haul. The total cost of the facilities was $312,445,026. In connection with the purchase, the limited partnership obtained $183,000,000 of limited recourse mortgage financing collateralized by the properties and lease assignments. The loan, which matures in May 2014 provides for monthly payments of principal and interest of $1,229,804 at an annual interest rate of 6.449% and a 25-year amortization schedule. The Company's net purchase price for its 30.77% interest (inclusive of fees and allowances) was $40,991,696.

The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551,115. The Mercury lease is guaranteed by Mercury 99, LLC, an entity that owns a 99% ownership interest in Mercury. The U-Haul lease has an initial term 10 years with two 10-year renewal options and provides for annual rent of $9,990,000. In the event of default, termination or expiration of the U-Haul lease, Mercury 99, LLC will automatically assume the obligations of the U-Haul lease and Mercury 99, LLC will continue to lease the self-storage facilities and shall lease the truck rental facilities pursuant to the terms (with extension) of the U-Haul lease. Upon Mercury 99, LLC's assumption, the term of the U-Haul lease shall be deemed extended so as to automatically become co-terminus for the term of the Mercury 99, LLC lease. Each lease provides for rent increases every five years based on a formula indexed to the Consumer Price Index ("CPI").

Note 6. Lease Revenue:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the six-month period ended June 30, 2004 are as follows:

                                                       2004
                                                    ----------
Per Statements of Income:
   Rental income from operating leases              $  106,205
   Interest from direct financing leases               341,086

Adjustment:
   Share of lease revenue from equity investments    1,916,682
                                                    ----------
                                                    $2,363,973
                                                    ==========

For the six-month period ended June 30, 2004, the Company earned its net lease revenues from its investments as follows:

                                  2004        %
                               ----------    ---
U-Haul and Mercury (a)         $1,515,815     64%
Actuant (a)                       400,867     17
Polestar Petty Ltd.               341,086     14
Castle Rock Industries, Inc.      106,205      5
                               ----------    ---
                               $2,363,973    100%
                               ==========    ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Note 7. Dividends Payable:

A dividend of $.001241 per share per day in the period from April 1, 2004 through June 30, 2004 ($1,743,315) was declared in June 2004 and paid in July 2004.

Note 8. Acquisition of Real Estate:

On May 5, 2004, the Company purchased land and buildings in Leeds, England for (pound)15,560,665 ($27,920,501 based on the exchange rate on the date of acquisition) and entered into a net lease with Polestar Petty Ltd. The lease has an initial term through May 2029 and provides an initial annual rent of (pound)1,179,496 ($2,116,370) with annual increases of 2.5%. In connection with the purchase, the Company obtained a limited recourse mortgage loan of (pound)10,500,000 ($18,840,150), which matures in May 2014. The loan has a fixed interest rate of 6.48% with stated payments of principal and interest based on a 25-year amortization schedule.

On June 1, 2004, the Company purchased land and buildings in Englewood, Colorado and Chandler, Arizona for $13,764,817 and entered into a net lease with Castle Rock Industries, Inc. The lease has an initial term of 20 years with four 5-year renewal options and provides for initial annual rent of $1,327,620. The lease provides for annual rent increases based on increases in the CPI, capped at 5%.

Note 9. Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

Note 10. Subsequent Events:

      A. In July 2004, the Company purchased land and buildings in Hampton, New Hampshire for $32,170,523 and entered into a net lease with Foss Manufacturing Company, Inc. The lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $3,194,565. The lease provides for rent increases every three years based on increases in the CPI. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $17,000,000, which matures in July 2024. Interest on the mortgage loan is based on a fixed annual interest rate of 6.6% with monthly payments of principal and interest of $127,750 based on a 20-year amortization schedule.

      B. In July 2004, the Company, through a 40% interest in a limited liability company in which CPA(R):15 owns the remaining 60% interest, purchased land and buildings in Finland for
            (euro)78,734,048 ($97,370,397 based on exchange rate of the Euro on date of acquisition) and entered into two leases with TietoEnator Plc.

            The leases have an initial term of 12.5 years with three five-year renewal options at an initial aggregate annual rent of
            (euro)5,647,776 ($6,984,605). Both leases provide for annual rent increases based on a formula indexed to a cost of living index published by Statistics Finland, Inc. In connection with the purchase, the limited liability company obtained limited recourse mortgage loans of (euro)57,200,000 ($70,739,240). Interest on the loan is based on an annual interest rate of 5.16% with stated principal payments increasing annually.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

      C. Between July 26, 2004 and August 3, 2004 in two separate transactions, the Company and CPA(R):15 with 35% and 65% interests, respectively, purchased five properties in France for approximately
            (euro) 85,326,000 (approximately $103,200,000 based on the exchange rates of the Euro on the dates of acquisition) and assumed existing net leases with Thales S.A. Four of the leases expire in December 2011 and one lease expires in December 2010, with each lease providing for a nine-year renewal term. Annual rent is (euro) 8,099,000 (approximately $9,715,000 based on the exchange rates of the Euro on the dates of acquisition) with annual increases in the INSEE, a French construction cost index. In connection with the purchases of the property, the Company and CPA(R):15 obtained
            (euro) 63,500,000 (approximately $76,835,000 based on the exchange rates of the Euro on the dates of acquisition) of limited recourse mortgage financing.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of June 30, 2004 included in this quarterly report and CPA(R):16-Global's Annual Report on Form 10-K for the period from inception (June 5, 2003) to December 31, 2003. The following discussion contains forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):16-Global. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may," or similar expressions. Do not unduly rely on forward-looking statements. They give CPA(R):16-Global's expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):16-Global to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):16-Global that the results or conditions described in such statements or objectives and plans of CPA(R):16-Global will be achieved. Additionally, a description of CPA(R):16-Global's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

How CPA(R):16-Global Earns Revenue

The primary source of CPA(R):16-Global's revenues are earned from leasing real estate. CPA(R):16-Global acquires and owns commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and acquisitions and sales of property.

Business Overview

CPA(R):16-Global was formed in June 2003 and is using the proceeds from its initial public offering of its common stock along with limited recourse mortgage financing to purchase properties and, in most cases, enter into long-term net leases with corporate lessees. In December 2003, CPA(R):16-Global commenced a "best efforts" public offering to raise up to $1,100,000,000. As of June 30, 2004, CPA(R):16-Global had raised approximately $222,303,000 from its public offering. CPA(R):16-Global generally structures its net leases to place certain economic burdens of ownership on its corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. When possible, CPA(R):16-Global negotiates guarantees of the lease obligations from parent companies. CPA(R):16-Global expects to negotiate leases that provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. A portion of CPA(R):16-Global's portfolio will include interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):16-Global. These jointly owned investments also enter into net leases on a single-tenant basis.

CPA(R):16-Global intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes in 2004. If CPA(R):16-Global qualifies as a REIT, it will not be subject to federal income taxes on amounts distributed to shareholders provided CPA(R):16-Global meets certain conditions including distributing at least 90% of its REIT taxable income to shareholders. CPA(R):16-Global's objectives are to pay quarterly distributions at an increasing rate, to increase equity in CPA(R):16-Global's real estate through regular mortgage principal payments and to own a diversified portfolio of net-leased real estate that will increase in value.

How Management Evaluates Results of Operations

Management intends to evaluate the results of CPA(R):16-Global with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Management does not consider unrealized gains and losses from foreign currency when evaluating its ability to fund dividends. Management's evaluation of CPA(R):16-Global's potential for generating cash flow is based on long-term assessments.

For the six months ended June 30, 2004, cash flow generated from operations was sufficient to fund dividends paid and meet other operating obligations. Based on its current projections, management expects that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):16-Global has cash balances of $98,929,000 as of June 30, 2004 which can be used for working capital needs, real estate purchases, distributions and other commitments.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include CPI escalation clauses that are intended to help protect our investors against potential future inflation and should allow CPA(R):16-Global to continue to increase its dividend.

Management will continue to pursue its objectives through long-term transactions and continuing to diversify its portfolio. To that end, management expects to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. While more complex and generally requiring a longer lead time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

Management believes that as the portfolio matures there is a potential for a substantial increase in the value of the portfolio and that any increase will not be reflected in its financial statements.

Current developments include:

As more fully described in Notes 5 and 8 of the accompanying condensed consolidated financial statements, CPA(R):16-Global increased its equity interest in a limited partnership which leases property to Actuant Corporation in Germany, purchased a 30.77% interest in 78 properties leased to two lessees that operate under the U-Haul brand name, purchased property in Great Britain leased to Polestar Petty, Ltd. and purchased properties in Colorado and Arizona leased to Castle Rock, Industries, Inc. CPA(R):16-Global's share of annual cash flow (contractual rent, less property-level mortgage debt services) is approximately $6,663,000.

For the six-month period ended June 30, 2004, CPA(R):16-Global issued 22,230,260 shares ($222,302,600) and has issued an additional 10,908,574 shares ($109,086,000) since June 30, 2004, pursuant to its offering.

CPA(R):16-Global paid its first dividend In April 2004. In June 2004, the Board of Directors of CPA(R):16-Global approved and increased the second quarter dividend to $.001241 per share per day in the period from April 1, 2004 through June 30, 2004.

In July 2004, CPA(R):16-Global purchased land and buildings in Hampton, New Hampshire for $32,170,000 and entered into a lease with Foss Manufacturing Company, Inc. The lease has an initial term of 20 years and provides for initial annual rent of $3,195,000. In connection with the purchase, CPA(R):16-Global obtained a limited recourse mortgage loan of $17,000,000, which matures in July 2024. Annual debt service on the loan is approximately $1,533,000.

In July 2004, CPA(R):16-Global and an affiliate, Corporate Property Associates 15 Incorporated ("CPA(R):15"), through 40% and 60% interests, respectively, in a limited liability company, purchased land and buildings in Finland for
(euro)78,734,048 ($97,370,000 based on exchange rate of the Euro on date of acquisition) and entered into two leases with TietoEnator Plc. In connection with the purchase, the limited liability company obtained limited recourse mortgage loans of (euro)57,200,000 ($70,739,000).

Between July 26, 2004 and August 3, 2004 in two separate transactions, CPA(R):16-Global and CPA(R):15 with 35% and 65% interests, respectively, purchased five properties in France for approximately (euro) 85,326,000 (approximately $103,200,000 based on the exchange rates of the Euro on the dates of acquisition) and assumed existing net leases with Thales S.A. In connection with the purchases of the property, CPA(R):16-Global and CPA(R):15 obtained (euro) 63,500,000 (approximately $76,835,000 based on the exchange rates of the Euro on the dates of acquisition) of limited recourse mortgage financing.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Results of Operations

CPA(R):16-Global commenced real estate operations in 2004. Through June 30, 2004, CPA(R):16-Global has entered into five leases and anticipates that it will use the proceeds of its "best efforts" public offering along with limited recourse property-level mortgage financing to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the three and six-month periods ended June 30, 2004 are not expected to be representative of future results because CPA(R):16-Global expects that its asset base will increase substantially. As the asset base of CPA(R):16-Global increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as mortgage loans are obtained. CPA(R):16-Global has property investments in Europe and the United Kingdom and as such, results of operations are subject to fluctuations in foreign currency exchange rates.

CPA(R):16-Global's portfolio as of June 30, 2004 (including the pro rata share of equity investments) is expected to generate annual cash flow of approximately $6,663,000, as follows:

                                  Annual           Annual       Estimated     % of Estimated
  Lease Obligor              Contractual Rent   Debt Service    Cash Flow        Cash Flow
----------------------       ----------------   ------------   -----------    --------------
U-Haul and Mercury (1)       $      8,782,101   $  4,540,927   $ 4,241,174               64%
Actuant (1) (2)                       789,453        469,691       319,762                5
Polestar (2)                        2,131,821      1,356,936       774,885               11
Castle Rock                         1,327,620              -     1,327,620               20
                             ----------------   ------------   -----------    -------------
                             $     13,030,995   $  6,367,554   $ 6,663,441              100%
                             ================   ============   ===========    =============

(1)   Pro rata share of equity investment.

(2)   Based on applicable exchange rate on June 30, 2004.

Since June 30, 2004, CPA(R):16-Global has made investments in properties leased to Foss Manufacturing, TietoEnator and Thales. These transactions are more fully described above in "Current Developments and Trends."

CPA(R):16-Global's investments in the Foss, TietoEnator and Thales properties are expected to generate annual cash flow (contractual rent less property-level mortgage debt service) of approximately $3,820,000, subject to fluctuations in average exchange rates.

Financial Condition

Uses of Cash During the Period

Prior to December 31, 2003, CPA(R):16-Global had no substantive operating history and its cash balances consisted of funds provided by its Advisor to purchase the initial 20,000 shares of the Company. Since December 31, 2003, CPA(R):16-Global has raised funds from its "best efforts" offering and commenced real estate operations. Cash and cash equivalents totaled $98,929,000 as of June 30, 2004. Management believes CPA(R):16-Global has sufficient cash balances to acquire a diversified real estate portfolio and meet its working capital needs. CPA(R):16-Global's use of cash during the period is described below.

Operating Activities - For the six-month period ended June 30, 2004, cash flows from operating activities of $945,000 were sufficient to pay dividends to shareholders of $369,000. Annual operating cash flow is expected to continue to increase as a result of new leases signed in 2004. Leases entered into with Polestar and Castle Rock during the quarter ended June 30, 2004 are expected to provide annual cash flow of approximately $2,103,000.

Investing Activities - For the six-month period ended June 30, 2004, CPA(R):16-Global used $42,678,000 to purchase real estate and $41,864,000 to acquire certain ownership interests in equity investments. Annual cash flow from equity investments is expected to approximate $4,561,000. In addition, during June 2004, CPA(R):16-Global placed $37,205,800 in an escrow account which was used to purchase the TietoEnator interest in July.

Financing Activities - For the six-month period ended June 30, 2004, CPA(R):16-Global raised $201,091,000, net of costs, from its "best efforts" offering, obtained limited recourse mortgage financing on the Polestar acquisition of $18,840,150 and paid a quarterly dividend to shareholders of $369,000. As additional shares are issued pursuant to the offering, aggregate quarterly dividend payments will increase substantially.

All of CPA(R):16-Global's mortgages are limited recourse and bear interest at fixed rates. Accordingly, CPA(R):16-Global's cash flow should not be adversely affected by increases in interest rates which are near historical lows.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):16-Global's other assets, while unsecured financing would give a lender recourse to all of CPA(R):16-Global's assets. The use of limited recourse debt, therefore, will allow CPA(R):16-Global to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):16-Global to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):16-Global's portfolio and, therefore, reduce concentration of risk in any particular lessee.

CPA(R):16-Global intends to obtain limited recourse financing ranging from approximately 50% to 60% of the purchase cost for its domestic properties and 70% to 80% for its foreign properties. CPA(R):16-Global does not currently plan on seeking additional sources of financing such as an unsecured line of credit; however, its financing strategies could change in the future.

Cash Resources

As of June 30, 2004, CPA(R):16-Global has $98,929,000 in cash and cash equivalents which can be used for working capital needs, future real estate purchases, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $13,765,000 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payments (CPA(R):16-Global has no mortgage balloon payments scheduled until April 2014), paying dividends to shareholders, as well as other normal recurring operating expenses. CPA(R):16-Global also intends to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):16-Global expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by Management's long-term projections of cash flow.

Other Matters

CPA(R):16-Global currently conducts business in Europe and the United Kingdom and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):16-Global's results of operations for the current period. CPA(R):16-Global is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):16-Global has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):16-Global has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):16-Global's contractual obligations and commitments as of June 30, 2004 is as follows:

                                       Total        2004        2005         2006         2007         2008        Thereafter
                                    -----------   --------   ----------   ----------   ----------   -----------   ------------
Obligations:
  Limited recourse mortgage notes
     payable (1)                    $18,977,700   $ 56,933   $  132,844   $  180,288   $  227,732   $   284,666   $ 18,095,237
  Deferred acquisition fees           2,919,249          -            -      973,083      973,083       973,083              -
                                    -----------   --------   ----------   ----------   ----------   -----------   ------------
                                    $21,896,949   $ 56,933   $  132,844   $1,153,371   $1,200,815   $ 1,257,749   $ 18,095,237
                                    ===========   ========   ==========   ==========   ==========   ===========   ============

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, CPA(R):16-Global had no material exposure to market risk.

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

CPA(R):16-Global's long-term debt bears interest at a fixed rate, and therefore the fair value of this instrument is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligation and the related weighted-average interest rate by expected maturity date for the fixed rate debt.

                          2004       2005       2006       2007       2008      Thereafter      Total       Fair Value
                         -------   --------   --------   --------   --------   -----------   -----------   -----------
Fixed rate debt          $56,933   $132,844   $180,288   $227,732   $284,666   $18,095,237   $18,977,700   $18,977,700
Weighted average
   interest rate            6.56%      6.56%      6.56%      6.56%      6.56%         6.56%

A change in interest rates of 1% would not have an effect on annual interest expense as CPA(R):16-Global has no variable rate debt.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of June 30, 2004:

Shares registered:                                                 110,000,000

Aggregate price of offering amount registered:                  $1,100,000,000

Shares sold:                                                        22,250,260

Aggregated offering price of amount sold:                       $  222,502,600

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:                 -

Direct or indirect payments to others:                          $   21,211,272

Net offering proceeds to the issuer after deducting expenses:   $  201,291,328

Purchases of real estate and equity investments:                $   84,542,513

Temporary investments in cash and cash equivalents:             $  116,748,815

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2004, no matters were submitted to a vote of Security Holders.

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

            None

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

8/6/2004                                  By: /s/ John J. Park
--------                                      -------------------------------
  Date                                        John J. Park
                                              Managing Director and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

8/6/2004                                  By: /s/ Claude Fernandez
--------                                      -------------------------------
  Date                                        Claude Fernandez
                                              Managing Director and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)