Form 10-Q
period 2004-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2004-11-09
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    ---------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 333-106838

                                    ---------

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

                                    ---------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                                    ---------

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

CPA(R):16-Global has no active market for common stock at November 5, 2004.

CPA(R):16-Global has 43,779,121 shares of common stock, $.001 par value outstanding at November 5, 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I

Item 1.  -  Financial Statements*

            Condensed Consolidated Balance Sheets, as of September 30, 2004
            and December 31, 2003                                                                     2

            Condensed Consolidated Statements of Income for the three and nine months                 3
            ended September 30, 2004

            Condensed Consolidated Statements of Comprehensive Income for the three                   3
            and nine months ended September 30, 2004

            Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2004 and 2003                                                         4

            Notes to Condensed Consolidated Financial Statements                                    5-8

Item 2.  -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                    9-13

Item 3.  -  Quantitative and Qualitative Disclosures about Market Risk                               14

Item 4.  -  Controls and Procedures                                                                  14

PART II  -  Other Information

Item 2. -   Unregistered Sales of Equity Securities and Use of Proceeds                              15

Item 4.  -  Submission of Matters to a Vote of Security Holders                                      15

Item 6.  -  Exhibits                                                                                 15

Signatures                                                                                           16

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2004      December 31, 2003
                                                                               (Unaudited)               (Note)
                                                                            ------------------      -----------------
            ASSETS:
Land and buildings, net of accumulated depreciation of $182,217 at
   September 30, 2004                                                       $       58,789,824                      -
Net investment in direct financing leases                                           63,402,283                      -
Real estate under construction                                                       9,831,390                      -
Cash and cash equivalents                                                          211,055,814      $         169,762
Equity investments                                                                  65,162,739                  1,678
Deferred offering costs                                                              2,810,687              1,028,804
Escrows and restricted cash                                                          2,412,944                      -
Intangible assets, net of accumulated amortization of $48,120                        5,689,022                      -
Due from affiliates                                                                     42,000                 30,000
Other assets                                                                         4,152,033                      -
                                                                            ------------------      -----------------
        Total assets                                                        $      423,348,736      $       1,230,244
                                                                            ==================      =================

            LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                      $       46,052,915                      -
Accrued interest                                                                       402,548                      -
Prepaid rental income and security deposits                                          3,200,087                      -
Due to affiliates                                                                    3,617,337      $       1,044,473
Dividends payable                                                                    3,805,800                      -
Deferred acquisition fees payable to affiliate                                       6,748,191                      -
Accounts payable and accrued expenses                                                3,664,980                 27,422
                                                                            ------------------      -----------------
        Total liabilities                                                           67,491,858              1,071,895
                                                                            ------------------      -----------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 110,000,000 shares; 39,733,091 and
   20,000 shares issued and outstanding at September 30,
   2004 and December 31, 2003                                                           39,733                     20
Additional paid-in capital                                                         359,017,419                199,980
Accumulated other comprehensive income                                                 529,214                      -
Dividend in excess of accumulated earnings                                          (3,729,488)               (41,651)
                                                                            ------------------      -----------------
        Total shareholders' equity                                                 355,856,878                158,349
                                                                            ------------------      -----------------
        Total liabilities and shareholders' equity                          $      423,348,736      $       1,230,244
                                                                            ==================      =================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)

                                                                Three Months Ended     Nine Months Ended
                                                                September 30, 2004     September 30, 2004
                                                                ------------------     ------------------
Revenues:
   Rental income                                                $        1,213,880     $        1,320,086
   Interest income from direct financing leases                            944,674              1,285,760
   Other operating income                                                    1,600                  1,600
                                                                ------------------     ------------------
                                                                         2,160,154              2,607,446
                                                                ------------------     ------------------
 Operating expenses:
   Depreciation and amortization                                $          213,894     $          225,274
   General and administrative                                              271,763                584,692
   Property expenses                                                       636,285                857,711
                                                                ------------------     ------------------
                                                                         1,121,942              1,667,677
                                                                ------------------     ------------------
       Income before other interest income, equity
         investments, gains and losses, and interest expense             1,038,212                939,769

   Other interest income                                                   629,212              1,020,095
   Income from equity investments                                          971,852              1,394,477
   Loss on foreign currency transactions, net                             (196,472)              (196,769)
   Interest expense                                                       (694,932)              (927,434)
                                                                ------------------     ------------------
       Net income                                               $        1,747,872     $        2,230,138
                                                                ==================     ==================
Basic and diluted earnings per share                            $              .05     $              .13
                                                                ==================     ==================
Weighted average shares outstanding - basic and diluted                 32,974,058             17,287,184
                                                                ==================     ==================

Note: The Company had no activity from the period from inception (June 5, 2003) to September 30, 2003.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

     CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)

                                                      Three Months Ended   Nine Months Ended
                                                      September 30, 2004  September 30, 2004
                                                      ------------------  ------------------
Net income                                            $        1,747,872  $        2,230,138
Other comprehensive income:
   Change in foreign currency translation adjustment             492,019             529,214
                                                      ------------------  ------------------
   Comprehensive income                               $        2,239,891  $        2,759,352
                                                      ==================  ==================

Note: The Company had no activity from the period from inception (June 5, 2003) to September 30, 2003.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)

                                                                                         Nine Months Ended September 30,
                                                                                        ----------------------------------
                                                                                            2004                    2003
                                                                                        -------------             --------
Cash flows from operating activities:
Net income                                                                              $   2,230,138                    -
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of intangible assets and deferred financing costs         191,579                    -
      Unrealized gain on foreign currency transactions                                       (151,990)                   -
      Equity income in excess of distributions received                                      (242,822)                   -
      Straight-line rent adjustments                                                          (62,484)                   -
      Increase in accrued interest                                                            402,548                    -
      Increase in due to affiliates (a)                                                       792,650                    -
      Increase in accounts payable and accrued expenses                                       288,025                    -
      Increase in prepaid rent and security deposits                                        1,602,804                    -
      Net change in other operating assets and liabilities                                    174,464                    -
                                                                                        -------------             --------
          Net cash provided by operating activities                                         5,224,912                    -
                                                                                        -------------             --------
Cash flows from investing activities:
      Distributions received from equity investments in excess of equity income                43,336                    -
      VAT taxes paid and recoverable from purchase of real estate                          (1,739,574)                   -
      Acquisition of real estate and equity investments                                  (193,857,959)                   -
                                                                                        -------------             --------
          Net cash used in investing activities                                          (195,554,197)                   -
                                                                                        -------------             --------
Cash flows from financing activities:
      Proceeds from issuance of stock, net of costs of raising capital                    358,857,152             $200,000
      Proceeds from mortgages (b)                                                          45,521,794                    -
      Payment of financing costs and mortgage financing deposits                             (946,833)                   -
      Mortgage principal payments                                                             (89,831)                   -
      Dividends paid                                                                       (2,112,175)                   -
                                                                                        -------------             --------
          Net cash provided by financing activities                                       401,230,107              200,000
                                                                                        -------------             --------
Effect of exchange rate changes on cash                                                       (14,770)                   -
                                                                                        -------------             --------
          Net increase in cash and cash equivalents                                       210,886,052              200,000
Cash and cash equivalents, beginning of period                                                169,762                    -
                                                                                        -------------             --------
Cash and cash equivalents, end of period                                                $ 211,055,814             $200,000
                                                                                        =============             ========

(a) Increase in due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's public offering. At September 30, 2004 and 2003, the amount due to the Company's advisor for such costs was $2,810,687 and $514,192, respectively.

(b)   Net of $568,357 retained by mortgage lenders.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 16-Global Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period from inception (June 5,
2003) to December 31, 2003.

Dividends declared per share for the three and nine-month periods ended September 30, 2004 were $.11546 and $.34083, respectively.

Note 2. Organization and Offering:

The Company was formed on June 5, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC ("Advisor"). On June 12, 2003, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

A maximum of 110,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Advisor, and selected other dealers at a price of $10 per share. During the nine-month period ended September 30, 2004, the Company issued 39,713,091 shares ($397,130,910) and has issued an additional 4,066,051 shares ($40,660,510) since September 30, 2004, pursuant to the Offering. The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company. The Company has also registered up to 50,000,000 shares for a dividend reinvestment plan.

The Company has filed a registration statement with the United States Securities and Exchange Commission for a second offering of shares of common stock which has not yet been declared effective. The second offering will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,00,000 shares for the dividend reinvestment plan.

Note 3.  Transactions with Related Parties:

Pursuant to an advisory agreement between the Company and its Advisor, ("Advisory Agreement"), the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The Advisory Agreement between the Company and the Advisor provides that the Advisor will receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets, as defined in the Advisory Agreement. The performance fee is subordinated to the preferred return, as defined in the Advisory Agreement. As of September 30, 2004, the preferred return has not yet been met. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. In connection with the day-to-day operations, the Advisor will also be reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. For the three-month and nine-month periods ended September 30, 2004, the Company incurred asset management fees of $315,593 and $426,306, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying condensed consolidated financial statements. For the three and nine months ended September 30, 2004, the Company incurred personnel reimbursements of $15,276 which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the Advisory Agreement provides for acquisition fees of not more than 4.5%, based on the aggregate cost of properties acquired of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the preferred return. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the nine-month period ended September 30, 2004, current and deferred acquisition fees were $8,226,610 and $6,748,191, respectively, and were paid or payable to the Advisor. In addition,

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED the Company assumed a deferred fee obligation of $166,904 of an affiliate when it increased its interest in a limited partnership to 50% and reimbursed the affiliate for $208,629 of current fees. When a real estate acquisition is completed, the Company pays the Advisor an acquisition expense allowance of 0.5% of the cost of the properties in consideration for the Advisor's payment of acquisition expenses. For the nine-month period ended September 30, 2004, the allowance was $1,686,446.

Note 4. Commitments and Contingencies:

The Company is liable for certain expenses of the offerings described in each prospectus associated with such offerings, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. The Company is reimbursing Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation with respect to the Offering may not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares sold by selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor were $9,351,404 through September 30, 2004, of which the Company has reimbursed $6,540,717. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

Note 5. Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 35% to 50%. The lessees are Actuant Corporation, TietoEnator Plc. and Thales S.A. (see Note 8).

Summarized financial information of the above mentioned equity investees are as follows:

                                                    September 30, 2004      December 31, 2003
                                                    ------------------      -----------------
Assets (primarily real estate)                      $      231,419,011      $      17,574,674
Liabilities (primarily mortgage notes payable)            (170,324,486)              (634,812)
                                                    ------------------      -----------------
Partners' and members' equity                       $       61,094,525      $      16,939,862
                                                    ==================      =================
Company's share of equity investees' net assets     $       24,136,761      $           1,678
                                                    ==================      =================

                                                              Three Months Ended     Nine Months Ended
                                                              September 30, 2004    September 30, 2004
                                                              ------------------    ------------------
Revenues (primarily rental income and interest income from
    direct financing leases)                                  $        3,753,369    $        4,461,497
Expenses (primarily interest on mortgages and depreciation)           (3,020,689)           (3,182,357)
                                                              ------------------    ------------------
Net income                                                    $          732,680    $        1,279,140
                                                              ==================    ==================
Company's share of net income from equity investments         $          275,237    $          299,853
                                                              ==================    ==================

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated, through a limited partnership in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.

Summarized financial information of the limited partnership is as follows:

                                                    September 30, 2004
                                                    ------------------
Assets (primarily real estate)                      $      345,586,171
Liabilities (primarily mortgage notes payable)            (213,733,638)
                                                    ------------------
Partners' and members' equity                       $      131,852,533
                                                    ==================
Company's share of equity investees' net assets     $       41,025,978
                                                    ==================

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                                              Three Months Ended      Nine Months Ended
                                                              September 30, 2004     September 30, 2004
                                                              ------------------     ------------------
Revenues (primarily rental income)                            $        7,138,275     $       12,065,208
Expenses (primarily interest on mortgages and depreciation)           (4,854,807)            (8,478,477)
                                                              ------------------     ------------------
Net income                                                    $        2,283,468     $        3,586,731
                                                              ==================     ==================
Company's share of net income from equity investments         $          696,615     $        1,094,624
                                                              ==================     ==================

Note 6. Lease Revenue:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month period ended September 30, 2004 are as follows:

                                                              2004
                                                           ----------
Per Statements of Income:
   Rental income from operating leases                     $1,320,086
   Interest income from direct financing leases             1,285,760

Adjustment:
   Share of lease revenue from equity investments           5,190,190
                                                           ----------
                                                           $7,796,036
                                                           ==========

For the nine-month period ended September 30, 2004, the Company earned net lease revenues from its investments as follows:

                                                                      2004               %
                                                                   ----------           ---
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)          $3,711,340            48%
Polestar Petty Ltd.                                                   987,864            13
Foss Manufacturing Company, Inc.                                      799,044            10
Thales S.A. (a)                                                       628,432             8
TietoEnator Plc (a)                                                   625,612             8
Castle Rock Industries, Inc.                                          432,324             5
Ply Gem Industries, Inc.                                              317,562             4
Actuant Corporation (a)                                               224,806             3
Xpedite Systems, Inc.                                                  69,052             1
                                                                   ----------           ---
                                                                   $7,796,036           100%
                                                                   ==========           ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

Note 7. Dividends Payable:

A dividend of $.001255 per share per day in the period from July 1, 2004 through September 30, 2004 ($3,805,800) was declared in September 2004 and paid in October 2004.

Note 8. Acquisitions of Real Estate:

A. On August 27, 2004, the Company purchased property in Kearney, Missouri; Martinsburg, West Virginia; Valencia, Pennsylvania; Calgary, Alberta; Toledo, Ohio; York, Nebraska; Fair Bluff, North Carolina and Rocky Mount, Virginia for $37,884,817 and entered into net leases with Ply Gem Industries, Inc. The leases have initial terms of 20 years, with two ten-year renewal terms with initial annual rent for the domestic properties of $2,980,575 and CAD 692,329 ($529,425 based on the exchange rate on date of acquisition) for the Canadian property. The leases provide for annual rent increases based on the increases in their respective Consumer Price Index. In October 2004, the Company obtained $17,650,000 of limited recourse mortgage financing on the domestic properties. The loan has an annual interest rate of 6.14%, monthly principal and interest payments of $127,880 and matures in November 2024.

B. On September 16, 2004, the Company purchased property in New Jersey for $15,522,251 and assumed an existing net lease with Xpedite Systems, Inc. The Xpedite lease has a remaining initial term through June 2016 with two five-year renewal options. Annual rent is $1,395,000, with stated rent increases in June 2006 and June 2011. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $10,250,000

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED at an annual fixed interest rate of 5.85% that provides for monthly payments of principal and interest of $68,357 based on a 23-year amortization schedule. The loan matures in October 2016 at which time a balloon payment is scheduled.

C. On September 30, 2004, the Company purchased property in Woodlands, Texas and entered into a build-to-suit commitment and net lease with Huntsman LLC, to finance the construction of three research and development facilities. The total construction costs are projected to be approximately $38,025,000. Upon completion, expected to be in September 2005, an initial lease term of 17 years will commence with four five-year renewal terms. Based on the projected construction costs, initial annual rent will be approximately $3,650,000 with annual increases of 2% beginning on the first anniversary of the lease commencement date.

D. During the nine-month period ended September 30, 2004, the Company acquired properties and real estate investments which were previously described in its Reports on Form 10-Q for the periods ended March 31, 2004, and June 30, 2004. A summary of the properties and investments acquired is as follows:

                                                                      Initial Annual
                                                                       Contractual        Mortgage     Annual Debt      Date(s)
       Lease Obligor:                 Cost            Location            Rent            Financing      Service        Acquired
--------------------------------   -----------    ----------------    --------------     -----------   -----------    ------------
Mercury Partners, LP and U-Haul    $96,620,032    78 properties in    $    8,782,101     $56,309,100   $ 4,540,928       4/29/2004
  Moving Partners, Inc.(1)                        24 states

Polestar Petty Ltd.(2)              27,920,501    Leeds, United            2,116,370      18,840,150     1,353,740        5/5/2004
                                                  Kingdom

Castle Rock Industries, Inc.(3)     13,764,817    Chandler, AZ and         1,327,620       9,300,000       770,206       5/26/2004
                                                  Englewood, CO

Actuant Corporation(2)(4)            8,266,021    Kahl am Main,              797,912       5,679,743       474,724        6/7/2004
                                                  Germany

Foss Manufacturing Company, Inc.    32,170,524    Hampton, NH              3,194,565      17,000,000     1,533,003        7/1/2004

Thales S.A.(2)(5)                   36,232,323    Guyancourt,              3,420,902      26,829,839     2,020,764       7/26/2004
                                                  Conflans, Laval,                                                    and 8/3/2004
                                                  Ymare and
                                                  Aubagne, France

TietoEnator Plc.(2)(6)              39,222,325    Espoo, Finland           2,793,842      28,295,696     1,730,796        7/8/2004

(1)   Amounts shown represent the Company's proportionate 30.77% share.

(2)   Based on the applicable exchange rate on the dates of acquisition.

(3)   Mortgage financing was obtained in October 2004 (see Note 10).

(4) The Company exercised an option which increased its 0.01% interest in a limited partnership as a limited partner to 50% on June 7, 2004.

(5)   Amounts shown represent the Company's proportionate 35% share.

(6)   Amounts shown represent the Company's proportionate 40% share.

Note 9. Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46(R) requires additional disclosures. The adoption of FIN 46(R) did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

Note 10. Subsequent Event:

In October 2004, the Company obtained $9,300,000 of limited recourse mortgage financing on its properties leased to Castle Rock Industries, Inc. in Chandler, Arizona and Englewood, Colorado. The loan has an annual interest rate of 5.54%, monthly principal and interest payments of $64,184 and matures in October 2024.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2004 included in this quarterly report and CPA(R):16-Global's Annual Report on Form 10-K for the period from inception (June 5, 2003) to December 31, 2003. The following discussion contains forward-looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):16-Global. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "expect", "estimate", "intend", "could", "should", "would", "may," or similar expressions. Do not unduly rely on forward-looking statements. They give CPA(R):16-Global's expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):16-Global to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the period from inception (June 5, 2003) to December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):16-Global that the results or conditions described in such statements or objectives and plans of CPA(R):16-Global will be achieved. Additionally, a description of CPA(R):16-Global's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

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

Business Overview

CPA(R):16-Global was formed in June 2003 and is using the proceeds from its initial public offering of its common stock along with limited recourse mortgage financing to purchase properties and, in most cases, enter into long-term net leases with corporate lessees. In December 2003, CPA(R):16-Global commenced a "best efforts" public offering to raise up to $1,100,000,000. As of September 30, 2004, CPA(R):16-Global had raised approximately $397,131,000 from its public offering. CPA(R):16-Global generally structures its net leases to place certain economic burdens of ownership on its corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. When possible, CPA(R):16-Global negotiates guarantees of the lease obligations from parent companies. CPA(R):16-Global expects to negotiate leases that provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") and comparable foreign indexes as appropriate, or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. A portion of CPA(R):16-Global's portfolio will include interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):16-Global. These jointly owned investments also enter into net leases on a single-tenant basis.

CPA(R):16-Global intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes in 2004. If CPA(R):16-Global qualifies as a REIT, it will not be subject to federal income taxes on amounts distributed to shareholders provided CPA(R):16-Global meets certain conditions including distributing at least 90% of its REIT taxable income to shareholders. CPA(R):16-Global's objectives are to pay quarterly distributions at an increasing rate, to increase equity in CPA(R):16-Global's real estate investments through regular mortgage principal payments and to own a diversified portfolio of net-leased real estate that will increase in value.

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):16-Global with a primary focus on the ability to generate cash flow necessary to meet its objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but has no impact on cash flow and on other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency when evaluating its ability to fund dividends. Management's evaluation of CPA(R):16-Global's potential for generating cash flow is based on long-term assessments.

Current Developments and Trends

If general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include CPI escalation clauses that are intended to help protect our investors against potential future inflation and should allow CPA(R):16-Global to continue to increase its dividend.

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

For the nine months ended September 30, 2004, cash flow generated from operations was sufficient to fund dividends paid and meet other operating obligations. Based on its current assessments, management expects that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):16-Global has cash balances of approximately $211,056,000 as of September 30, 2004, which can be used for working capital needs, real estate purchases, distributions and other commitments.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in its financial statements.

Current developments include:

For the nine-month period ended September 30, 2004, CPA(R):16-Global issued 39,713,091 shares ($397,130,910) and has issued an additional 4,066,051 shares ($40,660,510) since September 30, 2004, pursuant to its "best efforts" public offering.

In August 2004, CPA(R):16-Global filed a registration statement with the United States Securities and Exchange Commission for a second offering of shares of common stock which has not yet been declared effective. The second offering will be for a maximum of 80,000,000 shares at the price of $10 per share and will register up to 40,000,000 shares for the dividend reinvestment plan.

CPA(R):16-Global paid its first dividend in April 2004. In September 2004, the Board of Directors of CPA(R):16-Global approved and increased the third quarter dividend to $.001255 per share per day in the period from July 1, 2004 through September 30, 2004, which was paid in October 2004.

During the quarter ended September 30, 2004, CPA(R):16-Global completed the following acquisitions:

In July 2004, CPA(R):16-Global purchased property in Hampton, New Hampshire for $32,171,000 and entered into a lease with Foss Manufacturing Company, Inc. The lease has an initial term of 20 years and provides for initial annual rent of $3,195,000. In connection with the purchase, CPA(R):16-Global obtained a limited recourse mortgage loan of $17,000,000.

In July 2004, CPA(R):16-Global and an affiliate, Corporate Property Associates 15 Associated ("CPA(R):15"), through 40% and 60% interests, respectively, in a limited liability company, purchased property in Finland for (euro)78,894,000 ($97,568,000 based on exchange rate of the Euro on date of acquisition, of which CPA(R):16-Global's share is $39,222,000) and entered into two leases with TietoEnator Plc. at an initial annual rent of (euro)5,648,000 ($6,985,000, of which CPA(R):16-Global's share is $2,794,000). The leases have initial terms of
12.5 years with three five-year renewal options. In connection with the purchase, the limited liability company obtained limited recourse mortgage loans of (euro)57,200,000 ($70,739,000, of which CPA(R):16-Global's share is
$28,296,000).

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

On July 26, 2004 and August 3, 2004, in two separate transactions, CPA(R):16-Global and CPA(R):15 with 35% and 65% interests, respectively, purchased five properties in France for approximately (euro) 85,326,000 ($103,006,000 based on the exchange rates of the Euro on the dates of acquisition, of which CPA(R):16-Global's share is $36,232,000) and assumed existing net leases with Thales S.A. at an initial annual rent of
(euro)8,099,000 ($9,744,000, of which CPA(R):16-Global's share is approximately $3,421,000). The initial terms of the leases are scheduled through December 2010 and 2011 with nine-year renewal options. In connection with the purchases of the properties, CPA(R):16-Global and CPA(R):15 obtained (euro) 63,500,000 ($76,835,000, of which CPA(R):16-Global's share is $26,830,000) of limited recourse mortgage financing.

On August 27, 2004, CPA(R):16-Global purchased seven properties in the United States and a property in Calgary, Alberta for $37,885,000 and entered into net leases with Ply Gem Industries, Inc. The leases have initial terms of 20 years, with two ten-year renewal terms with initial annual rent for the domestic properties of $2,981,000 and CAD 692,000 ($529,000 based on the exchange rate on date of acquisition) for the Canadian property. The leases provide for annual rent increases based on the increases in their respective CPI. In October 2004, CPA(R):16-Global obtained $17,650,000 of limited recourse mortgage financing on the domestic properties.

On September 16, 2004, CPA(R):16-Global purchased property in New Jersey for $15,522,000 and assumed an existing net lease with Xpedite Systems, Inc. The Xpedite lease has a remaining initial term through June 2016 with two five-year renewal options. Annual rent is $1,395,000, with stated rent increases in June 2006 and June 2011. In connection with the purchase, CPA(R):16-Global obtained a limited recourse mortgage loan of $10,250,000.

On September 30, 2004, CPA(R):16-Global purchased property in Woodlands, Texas and entered into a build-to-suit commitment and net lease with Huntsman LLC, to finance the construction of three research and development facilities. The total construction costs are projected to be approximately $38,025,000. Upon completion, expected to be in September 2005, an initial lease term of 17 years will commence with four five-year renewal terms. Based on the projected construction costs, initial annual rent will be approximately $3,650,000 with annual increases of 2% beginning on the first anniversary of the lease commencement date.

Results of Operations

CPA(R):16-Global commenced real estate operations in 2004. Through September 30, 2004, CPA(R):16-Global has acquired real estate with term lease obligors, including a property under construction, and anticipates that it will use the proceeds of its "best efforts" public offering along with limited recourse property-level mortgage financing to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the three and nine-month periods ended September 30, 2004 are not expected to be representative of future results because CPA(R):16-Global expects that its asset base will increase substantially. As the asset base of CPA(R):16-Global increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as mortgage loans are obtained. CPA(R):16-Global has property investments in Europe and the United Kingdom and as such, results of operations are subject to fluctuations in foreign currency exchange rates.

CPA(R):16-Global's real estate portfolio as of September 30, 2004 (including the pro rata share of equity investments) is expected to generate annual cash flow of approximately $12,559,000, as follows:

                                                                                                              % of Estimated
                                                          Annual             Annual        Estimated Annual        Annual
                Lease Obligor                         Contractual Rent    Debt Service        Cash Flow          Cash Flow
                -------------                         ----------------    ------------     ----------------   --------------
                                                                          (in thousands)
U-Haul Moving Partners, Inc. and Mercury LP(1)             $ 8,782          $ 4,541            $ 4,241              34%
Ply Gem Industries, Inc.                                     3,510            1,535              1,975              16
Foss Manufacturing Company, Inc.                             3,195            1,533              1,662              13
Thales S.A.(1)(2)                                            3,421            2,021              1,400              11
TietoEnator Plc.(1)(2)                                       2,794            1,731              1,063               8
Polestar Petty Ltd.(2)                                       2,116            1,354                762               6
Xpedite Systems, Inc.                                        1,395              820                575               5
Castle Rock Industries, Inc.                                 1,328              770                558               4
Actuant Corporation(1)(2)                                      798              475                323               3
                                                           -------          -------            -------             ---
                                                           $27,339          $14,780            $12,559             100%
                                                           =======          =======            =======             ===

(1)   Pro rata share of equity investment.

(2)   Based on applicable exchange rates as of the dates of acquisition.

A build-to-suit project for a building to be leased to Huntsman LLC is expected to be completed in September 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

Uses of Cash During the Period

Prior to December 31, 2003, CPA(R):16-Global had no substantive operating history and its cash balances consisted of funds provided by its Advisor to purchase the initial 20,000 shares of CPA(R):16-Global. Since December 31, 2003, CPA(R):16-Global has raised funds from its "best efforts" offering and commenced real estate operations. Cash and cash equivalents totaled $211,056,000 as of September 30, 2004. Management believes CPA(R):16-Global has sufficient cash balances to acquire a diversified real estate portfolio and meet its working capital needs. CPA(R):16-Global's use of cash during the period is described below.

Operating Activities - For the nine-month period ended September 30, 2004, cash flows from operating activities and equity investments of $5,268,000 were sufficient to pay dividends to shareholders of $2,112,000. Annual operating cash flow is expected to continue to increase as a result of the acquisitions completed in 2004. CPA(R):16-Global expects to complete additional acquisitions of properties in 2004 and 2005.

Investing Activities - For the nine-month period ended September 30, 2004, CPA(R):16-Global used $193,858,000 to purchase real estate and to acquire certain ownership interests in equity investments with affiliates and $1,740,000 to pay VAT taxes in connection with an acquisition which will be refunded to CPA(R):16-Global in the ordinary course of business.

Financing Activities - For the nine-month period ended September 30, 2004, CPA(R):16-Global raised $358,857,000, net of costs, from its "best efforts" offering, obtained limited recourse mortgage financing of $46,090,000 on Polestar, Xpedite and Foss Manufacturing properties and paid dividends to shareholders of $2,112,000. As additional shares are issued pursuant to the offering, aggregate quarterly dividend payments will increase substantially. A quarterly dividend of $3,806,000 was paid in October 2004.

All of CPA(R):16-Global's mortgages are limited recourse and bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, CPA(R):16-Global's cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):16-Global's other assets, while unsecured financing would give a lender recourse to all of CPA(R):16-Global's assets. The use of limited recourse debt, therefore, will allow CPA(R):16-Global to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):16-Global to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):16-Global's portfolio and, therefore, reduce concentration of risk in any particular lessee.

CPA(R):16-Global intends to obtain limited recourse financing ranging from approximately 50% to 60% of the purchase cost for its domestic properties and 70% to 80% for its foreign properties. CPA(R):16-Global does not currently plan on seeking additional sources of financing such as an unsecured line of credit; however, its financing strategies could change in the future.

Cash Resources

As of September 30, 2004, CPA(R):16-Global has $211,056,000 in cash and cash equivalents which can be used for working capital needs, future real estate purchases, distributions and other commitments. CPA(R):16-Global is also continuing to raise funds through its "best efforts" public offering. In addition, debt may be incurred on unleveraged properties with a carrying value of $49,807,000 as of September 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (CPA(R):16-Global has no mortgage balloon payments scheduled until 2011), paying dividends to shareholders, as well as other normal recurring operating expenses. CPA(R):16-Global also intends to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):16-Global expects to have sufficient cash flow

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

to continue increasing the distribution rate to its shareholders. Distributions are determined by Management's long-term projections of cash flow.

Other Matters

CPA(R):16-Global currently conducts business in Europe and the United Kingdom and may recognize foreign currency transaction gains and losses from its foreign operations. CPA(R):16-Global is likely to conduct business in other currencies as it seeks to invest funds from its offering internationally. CPA(R):16-Global is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):16-Global has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. CPA(R):16-Global has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

CPA(R):16-Global has filed a registration statement which is not yet effective for a second "best efforts" offering to issue up to an additional 80,000,000 shares at $10 per share.

OFF-BALANCE SHEET ARRANGEMENTS, GUARANTEES AND AGGREGATE CONTRACTUAL AGREEMENTS:

A summary of CPA(R):16-Global's contractual obligations and commitments as of September 30, 2004 is as follows:

                                  Total          2004         2005           2006         2007          2008       Thereafter
                                -----------    --------    -----------    ----------    ----------    ----------   ------------
Commitments:
  Build-to-suit obligations:    $28,194,000    $      -    $28,194,000    $        -    $        -    $        -   $          -
                                ===========    ========    ===========    ==========    ==========    ==========   ============
Obligations:
  Limited recourse mortgage
     notes payable(1)           $46,052,915    $164,769    $   771,757    $  892,266    $  922,831    $1,054,023   $ 42,247,269
  Deferred acquisition fees(2)    6,748,191           -              -     2,249,397     2,249,397     2,249,397              -
                                -----------    --------    -----------    ----------    ----------    ----------   ------------
                                $52,801,106    $164,769    $   771,757    $3,141,663    $3,172,228    $3,303,420   $ 42,247,269
                                ===========    ========    ===========    ==========    ==========    ==========   ============

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

(2) Payment of deferred acquisition fees is subject to a cumulative distribution return to shareholders of 6%.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, CPA(R):16-Global had no material exposure to market risk.

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing CPA(R):16-Global's business plan, the primary market risks to which CPA(R):16-Global is exposed are interest rate risk and currency exchange rates.

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

                          2004        2005      2006        2007       2008       Thereafter         Total       Fair Value
                        --------    --------  --------    --------  ----------    -----------     -----------    -----------
Fixed rate debt         $164,769    $771,757  $892,266    $922,831  $1,054,023    $42,247,269     $46,052,915    $46,052,915
Weighted average
    interest rate           6.43%       6.38%     6.40%       6.39%       6.40%          6.56%

A change in interest rates of 1% would not have an effect on annual interest expense as CPA(R) :16-Global's has no variable rate debt. A change in interest rates of 1% would impact the fair value of CPA(R):16 Global's fixed rate debt at September 30, 2004 by approximately $3,000,000.

Item 4. - CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2004.

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

There have been no changes during the most recent fiscal quarter in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from CPA(R):16-Global's offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of September 30, 2004:

Shares registered:                                                        110,000,000

Aggregate price of offering amount registered:                         $1,100,000,000

Shares sold:                                                               39,733,091

Aggregated offering price of amount sold:                              $  397,330,906

Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the issuer:

Direct or indirect payments to others:                                 $   38,273,755

Net offering proceeds to the issuer after deducting expenses:          $  359,057,151

Purchases of real estate and equity investments:                       $  193,857,959

Temporary investments in cash and cash equivalents:                    $  165,199,192

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended September 30, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS:

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

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

  11/5/2004           By: /s/ John J. Park
-------------            ----------------------------------------
    Date                      John J. Park
                              Managing Director and
                              Chief Financial Officer
                              (Principal Financial Officer)

  11/5/2004           By: /s/ Claude Fernandez
-------------            ----------------------------------------
    Date                      Claude Fernandez
                              Managing Director and
                              Chief Accounting Officer
                              (Principal Accounting Officer)