Form 10-K
period 2004-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2005-03-16
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 333-106838

                            -------------------------

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MARYLAND                                   80-0067704
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

        50 ROCKEFELLER PLAZA                               10020
         NEW YORK, NEW YORK                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

                            -------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

      Registrant has no active market for its common stock at March 9, 2005. Non-affiliates held 55,846,864 shares of common stock, $.001 par value outstanding at March 9, 2005.

      As of March 9, 2005, there are 55,867,561 shares of common stock of Registrant outstanding.

      The Registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 16 - Global Incorporated. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 16 - Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

(In thousands except share and per share amounts)

ITEM 1. BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS

Overview

We intend to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes for the 2004 tax year pursuant to a filing of our federal income tax return by its extended due date. As of December 31, 2004, our portfolio consisted of 106 properties leased to 15 tenants and totaled more than 6.2 million square feet.

Our core investment strategy is to invest in properties domestically and internationally, leased to a diversified group of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring the tenant to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses.

We also generally seek to include in our leases:

      - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index ("CPI") or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

      -     indemnification for environmental and other liabilities; and

      -     guarantees from parent companies.

We were formed as a Maryland corporation in June, 2003. Effective December 12, 2003, we registered for sale with the United States Securities and Exchange Commission ("SEC") up to 110,000,000 shares of our common stock for an aggregate gross sales price of $1,100,000 (the "Offering"). We have also registered up to 50,000,000 shares for our Distribution Reinvestment and Share Purchase plan. These shares were offered through Carey Financial Corporation ("Carey Financial"), an affiliate. From inception through December 31, 2004, we sold a total of 51,133,332 shares of our common stock for a total of $511,333 in gross Offering proceeds, in addition to the 20,000 shares purchased by Carey Asset Management Corporation to initially capitalize us, and shares issued through the Distribution Reinvestment and Share Purchase Plan. We have used, and will continue to use the proceeds of this Offering, combined with limited recourse mortgage debt, to invest in commercial properties for lease to companies domestically and internationally. (See Significant Developments in 2004 below and Subsequent Events in Item 7 for related information about our Offering.)

As a REIT, we will not be subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

W. P. Carey & Co. LLC ("WPC"), our advisor, provides both strategic and day-to-day management for us, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to WPC and also reimburse WPC for certain expenses. WPC also serves in this capacity for Corporate Property Associates 12 Incorporated ("CPA(R):12), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 15 Incorporated ("CPA(R):15") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger with CPA(R):15 in September 2004 (collectively, including us, the "CPA(R) REITs"). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol "WPC."

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2004, we had no employees. WPC employs 129 individuals who are available to perform services for us.

Significant Developments During 2004

FUNDRAISING ACTIVITIES. During 2004, we sold a total of 51,133,332 shares of common stock for a total of $511,333 in gross Offering proceeds. In December 2004, we ceased active fundraising through our Offering in order to bring into balance the rates of fundraising and investment. We subsequently withdrew the Offering in March 2005 (see Subsequent Events in Item 7). We believed that it was prudent to cease taking in additional funds until we have been able to complete a sufficient amount of new real estate acquisitions to substantially reduce our uninvested cash balance.

In September 2004, we filed a registration statement with the SEC for a second offering of shares of common stock that has not yet been declared effective. The second offering will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,00,000 shares for the Distribution Reinvestment and Share Purchase Plan.

ACQUISITIONS. On April 29, 2004, along with two affiliates, CPA(R):15 and CPA(R):14, through a limited partnership in which we own a 30.77% limited partnership interest, we purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc. ("U-Haul"). The total cost of the facilities was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing. The loan matures in May 2014, at which time a balloon payment is scheduled.

The Mercury lease has an initial term of 20 years with two ten-year renewal options and provides for annual rent of $18,551. The U-Haul lease has an initial term of ten years with two ten-year renewal options and provides for annual rent of $9,990. If U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to the CPI.

On May 5, 2004 we purchased land and buildings in Leeds, England for $27,921 (based on the exchange rate of the British Pound on the date of acquisition) and entered into a net lease with Polestar Petty Ltd. The lease has an initial term through May 2029 and provides for initial annual rent of $2,116 with annual increases of 2.5%. In connection with the purchase, we obtained a limited recourse mortgage loan of $18,840. The loan matures in May 2014, at which time a balloon payment is scheduled.

On June 1, 2004 we purchased land and buildings in Englewood, Colorado and Chandler, Arizona for $13,765 and entered into a net lease with Castle Rock Industries, Inc. The lease has an initial term of 20 years with four five-year renewal options and provides for initial annual rent of $1,328 with annual rent increases based on increases in the CPI, capped at 5%. In October 2004, we obtained $9,300 of limited recourse mortgage financing on the properties, which will fully amortize in October 2024.

On June 7, 2004, we exercised an option to increase to 50% our interest in a limited partnership which owns land and buildings in Kahl am Main, Germany leased to Actuant Corporation, having a total cost of $16,769 (based on the exchange rate of the Euro on date of acquisition). We paid $2,962 to CPA(R):15 which had initially owned a 99.99% interest and which was contributed after a mortgage was placed on the property. CPA(R):15 owns the remaining interest in the facility. The lease has an initial term of 17 years, with two five-year renewal options, and provides for initial aggregate annual rent of $1,596 with annual increases based on a formula indexed to increases in the German CPI. In connection with the purchase, the limited partnership obtained limited recourse mortgage financing of $11,232.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

In July 2004, we purchased land and buildings in Hampton, New Hampshire for $32,171 and entered into a net lease with Foss Manufacturing Company, Inc. The lease has an initial term of 20 years with two ten-year renewal options and provides for initial annual rent of $3,195 with rent increases every three years based on increases in the CPI. In connection with the purchase, we obtained a limited recourse mortgage loan of $17,000, which fully amortizes in July 2024.

In July 2004, through a 40% interest in a limited liability company in which CPA(R):15 owns the remaining 60% interest, we purchased land and buildings in Finland for $97,568 (based on exchange rate of the Euro on the date of acquisition) and entered into two net leases with TietoEnator Plc. The leases have initial terms of 12.5 years with three five-year renewal options at an initial aggregate annual rent of $6,985 and provide for annual rent increases based on a formula indexed to a Finnish cost of living index. In connection with the purchase, the limited liability company obtained limited recourse mortgage loans of $70,739, which mature in July 2014, at which time balloon payments are scheduled.

Between July 26, 2004 and August 3, 2004 in two separate transactions, we and CPA(R):15 with 35% and 65% interests, respectively, purchased five properties in France for $103,006 (based on the exchange rates of the Euro on the dates of acquisition) and assumed existing net leases with Thales S.A. Four of the leases expire in December 2011 and one lease expires in December 2010, with each lease providing for a nine-year renewal term. Initial aggregate annual rent is $9,774 with annual increases based on the INSEE, a French construction cost index. In connection with the purchases, we and CPA(R):15 obtained limited recourse mortgage loans of $76,835, which mature in July 2011, at which time balloon payments are scheduled.

On August 27, 2004, we purchased properties in Kearney, Missouri; Martinsburg, West Virginia; Valencia, Pennsylvania; Calgary, Alberta; Toledo, Ohio; York, Nebraska; Fair Bluff, North Carolina and Rocky Mount, Virginia for $37,885 and entered into net leases with Ply Gem Industries, Inc. The leases have initial terms of 20 years, with two ten-year renewal terms at an initial annual rent of $2,981 for the domestic properties and $529 (based on the exchange rate of the Canadian Dollar on date of acquisition) for the Canadian property. The leases provide for annual rent increases based on the increases in their respective CPI. In October 2004, we obtained $17,650 of limited recourse mortgage financing on the domestic properties, which fully amortizes in November 2024. In December 2004, we obtained limited recourse mortgage financing for the property located in Canada in the amount of $3,536, which matures in December 2014, at which time a balloon payment is scheduled.

On September 16, 2004, we purchased property in Tinton Falls, New Jersey for $15,522 and assumed an existing net lease with Xpedite Systems, Inc. The Xpedite lease has a remaining initial term through June 2016 with two five-year renewal options. Annual rent is $1,395, with stated rent increases in June 2006 and June 2011. In connection with the purchase, we obtained a limited recourse mortgage loan of $10,250, which matures in October 2016, at which time a balloon payment is scheduled.

On September 30, 2004, we purchased property in Woodlands, Texas and entered into a build-to-suit commitment and net lease with Huntsman LLC, to finance the construction of three research and development facilities. Our share of the total construction costs are projected to be approximately $38,025. Upon completion, expected to be in September 2005, an initial lease term of 17 years will commence with four five-year renewal terms. Based on the projected construction costs, initial annual rent will be approximately $3,545 with annual increases of 2%.

On December 22, 2004, we acquired a $20,000 subordinated interest in a $165,000 mortgage loan collateralized by the distribution facilities of Atlanta, Georgia-based BlueLinx Holdings Inc. The cost of the interest acquired was $20,300 inclusive of fees of $300. The acquired interest represents the junior position in a five-year floating rate first mortgage loan against BlueLinx's real estate portfolio. Our note bears annual interest at the sum of (i) the higher of the one-month London Interbank Offering Rate ("LIBOR") or 2%, and (ii) 4.5%. We will receive monthly interest

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

payments on the loan. The maturity date is November 9, 2007; however, the maturity may be extended for two 1-year periods. We are scheduled to receive our $20,000 upon maturity of the loan.

On December 27, 2004, we purchasd properties in Vantaa (Helsinki), Finland and Linkoping, Sweden for $20,832 (based on the exchange rate of the Euro on the date of acquisition) and $10,075 (based on the exchange rate of the Swedish Kroner on the date of acquisition), respectively, and entered into net lease agreements with Plantasjen ASA. The Vantaa lease has an initial term of 20 years with two ten-year renewal options and provides for initial annual rent of $1,462. The Linkoping lease has an initial term of 25 years with two ten-year renewal options and provides for initial annual rent of $699. Both leases provide for annual rent increases based on the cost of living index of each respective country. In connection with the purchase of the Vantaa and Linkoping properties, we obtained $13,575 and $6,355, respectively, of limited recourse mortgage loans, which mature in December 2014, at which time balloon payments are scheduled.

SEC INVESTIGATION. As previously reported by WPC, WPC and Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC. See Item 3-Legal Proceedings for a discussion of this investigation.

(b) FINANCIAL INFORMATION ABOUT SEGMENTS

We currently operate in one industry segment, investment in net leased real property. For the year ended December 31, 2004, U-Haul Moving Partners, Inc. and Mercury Partners, LP, Polestar Petty Ltd, Foss Manufacturing Company, Inc. and Thales S.A., each represented more than 10% of our total lease revenues. U-Haul and Mercury are tenants of 78 properties pursuant to a net lease with UH Storage
(DE) Limited Partnership, a material equity investee of the Company. Separate audited financial statements of UH Storage (DE) Limited Partnership are included in this Form 10-K. (See Item 15 (a) 2)

(c) NARRATIVE DESCRIPTION OF BUSINESS

Business Objectives and Strategy

Our purpose is to provide shareholders with an opportunity to diversify their investment holdings by providing an exposure to both domestic and international income producing real estate. We seek to invest in commercial real estate properties, which are either under development or construction, newly constructed or have been constructed and have operating histories.

Our primary objectives are to:

      - own a diversified portfolio of net-leased real estate that will increase in value;

      - provide increasing revenue rental streams by typically including scheduled rent increases in our leases;

      -     fund dividends to shareholders; and

      - increase the value of the equity in our real estate by making regular mortgage principal payments.

We seek to achieve these objectives by investing in and holding industrial and commercial properties each net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant and tenant industry.

Investment Opportunities

In addition to opportunities in the domestic real estate market, including the net lease market, we believe that international real estate markets provide investors with an opportunity to diversify their portfolio with an investment that may provide returns that are less correlated to the returns of the equity, bond and real estate markets of the United States. Although primarily focusing international investments on properties in the European Union, we plan

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

to evaluate potential investments on a case-by-case basis and have no predetermined limitations or targets for geographical location.

Although commercial real estate markets in the European Union are quite diverse, we believe that there are certain characteristics that generally differentiate these markets from the United States real estate market. We also believe that these factors provide an opportunity for enhanced returns and diversification as compared to the commercial real estate market in the United States. Differentiating factors include:

      HIGHER OWNER OCCUPANCY. The investment in corporate real estate on a net-lease basis has been a common practice in the United States for a number of years. This has resulted in a level of owner-occupation in the United States in the range of 24% of the total commercial real estate market. In the European Union real estate market, the level of owner-occupation is approximately 67%. We believe that these statistics support the premise that the European Union real estate market may provide us with a larger pool of investment opportunities than would be available solely in the United States.

      LESS AVAILABLE LAND AND GREATER RESTRICTIONS ON EXPANSION. The economy of the European Union is 15% smaller than the United States economy but has 66% less available land and a 35% greater population. Furthermore, the countries in the European Union have numerous restrictions limiting commercial real estate development. As a result of these factors, we believe that long-term economic or social growth in the European Union has the potential to increase the value of commercial real estate rates to levels that exceed those in the United States.

The commercial real estate markets of certain countries within the European Union or other countries or geographic locations where we may invest in properties may have different characteristics than those described above. We will evaluate each transaction on a case-by-case basis and will, as a part of this evaluation, examine current characteristics and market conditions.

Loan Acquisition

As an alternative to investing in properties directly, we may invest in certain mortgage loan participations. The participation interests would generally be collateralized by underlying properties and owned by or leased to single corporate occupants.

Investment Strategies

We seek to invest primarily in single-tenant commercial real property, either existing or under construction. Generally, the properties are net leased to tenants that the investment committee deems creditworthy based on leases that will be full recourse obligations of the tenants or their affiliates. In most cases, leases will require the initial tenant to pay all the costs of maintenance, insurance and real estate taxes. We may also invest in other types of income-producing property.

In analyzing potential investments, WPC reviews all aspects of a transaction, including tenant and real estate fundamentals to determine whether a potential investment and lease can be structured to satisfy our investment criteria. The aspects of a transaction which are reviewed by WPC include the following:

TENANT EVALUATION. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these types of tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and, thereby, enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of our properties leased to that tenant will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a security deposit which may be in the form of a letter of credit or cash, or through a guarantee of lease obligations from the tenant's corporate parent. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

LEASES WITH INCREASING RENT. WPC seeks to include clauses in our leases that provide for increases in rent over the term of the leases. These increases are generally tied to increases in certain indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.

PROPERTIES IMPORTANT TO TENANT OPERATIONS. WPC generally seeks to invest in properties that it believes are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant.

LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, WPC attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities.

DIVERSIFICATION. WPC seeks to diversify our portfolio to avoid dependence on any one particular tenant or tenant industry, which also generally results in diversification by type of facility and geographic location. Diversification, to the extent achieved, helps to reduce the adverse effect of a single under-performing tenant or downturn in any particular industry or geographic location.

INVESTMENT COMMITTEE. WPC has an investment committee that provides services to both the CPA(R) REITs and WPC. As a transaction is structured, it is evaluated by the chairman of the investment committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. For transactions that meet the investment criteria, the investment committee has sole discretion as to which CPA(R) REIT or if WPC will hold the investment. In cases where the investment committee determines that two or more CPA(R) REITs (which may include WPC holding an interest in the investment) should hold the investment, the independent directors of each CPA(R) REIT (or WPC) must also approve the transaction.

The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and we do not invest in a transaction unless it is approved by the investment committee.

The following people serve on the investment committee:

      - George E. Stoddard, Chairman (1), was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 20 years.

      - Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

      - Nathaniel S. Coolidge (1) previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

      - Lawrence R. Klein (1) is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

      - Ralph F. Verni (1) is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

      - Karsten von Koller (1) was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

      (1) Investment committee member also serves as a director of WPC.

Each property we invest in has been and future investments will be appraised by a third-party appraiser. We will not invest in any property that has a total property cost (the purchase price of the property inclusive of acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.

WPC's practices include obtaining evaluations of the physical condition of properties and obtaining environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its investment in such property. WPC will also consider factors peculiar to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment located outside the United States.

Types of Investments

Substantially all of our investments will be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. Investments will not be restricted as to geographical areas, and therefore, it is expected that the portfolio will be more diverse than prior REITs managed by WPC (see "Factors Affecting Future Operating Results").

We expect that many of our investments will be through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us. Many of our properties will be subject to long-term leases. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. We anticipate that some of our sale-leasebacks will be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee).

In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.

INVESTMENTS IN LOANS

An investment may be structured as a mortgage loan in situations in which a standard net lease transaction would have an adverse impact on the seller of a property or otherwise may not be advantageous for them or us. We may also invest in mortgage loans or mortgage securities originated by non-affiliates. WPC will attempt to structure our participation in any such loan in a manner that is intended to provide us with an economic return similar to that which we could expect to receive had the investment been structured as a net lease transaction. Any transaction structured as a loan must otherwise meet our investment criteria.

Some of the loans may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. Loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. We will not make or invest in loans that are subordinate to any mortgage held by WPC, the directors or their affiliates. Any loans will be collateralized by various types of real property as well as personal or mixed property connected with the real property. The loans generally will be collateralized by property with a demonstrable income-producing potential. In determining whether to make loans, WPC will analyze relevant property and financial factors in a manner similar to its evaluation of net lease real estate.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

JOINT VENTURES

We may enter into joint ventures or general partnerships and other participations with real estate developers, owners and others for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. In connection with such a joint investment, both we, and our affiliates would be required to approve any material decisions concerning the investment, including refinancing and capital improvements.

OTHER INVESTMENTS

We may invest up to 10% of our net equity in unimproved or non-income- producing real property and in "equity interests." Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such "equity interests" are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which WPC believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized.

There can be no assurance as to when our capital may be fully invested in properties. Pending investment, cash obtained from the Offering of our securities will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. To maintain our REIT status, we also may invest in securities that qualify as "real estate assets" and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which WPC or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.

Our reserves, if any, will be invested in permitted temporary investments. WPC will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.

Financing Strategies

Our strategy is to borrow, generally, on a limited recourse basis. The use of non-recourse financing allows us to limit our exposure on any property to the amount of equity invested in the property. We generally borrow in the same currency that is used to pay rent on the property. This will enable us to hedge a portion of our currency risk on international investments. Non-recourse financing generally restricts the lender's claim on the assets of the borrower. The lender generally may only take back the property securing the debt. This protects our other assets. We generally borrow approximately 60% of the purchase price of our properties; however, there is no limitation on the amount we may borrow against any single improved property. Aggregate borrowings as of the time that the net proceeds of our current offering have been fully invested and at the time of each subsequent borrowing may not exceed 75% of the value of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess. For purposes of determining the maximum allowable amounts of indebtedness, "value" means the lesser of:

      - the total appraised value of the properties as reflected in the most recently obtained appraisal for each property, or

      - the total value of our assets as reflected in the most recently completed valuation.

By operating on a leveraged basis, we will have more funds available and, therefore, will make more investments than would otherwise be possible, than if we did not use debt financing. This is expected to result in a more diversified portfolio. Lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of WPC an event of default or an event requiring the immediate repayment of the full

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

outstanding balance of the loan. We will not agree to the inclusion of these provisions and will attempt to negotiate loan terms allowing us to replace or terminate WPC if the action is ordered by the board. The replacement or termination may, however, require the prior consent of the mortgage lenders.

All of our mortgages are limited recourse and bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit our exposure of all of our assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

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

Asset Management

We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process. WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

We intend to hold each property we acquire for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for our shareholders. If our common stock is not listed for trading on a national securities exchange or included for quotation on NASDAQ, our intention is to generally begin selling properties and other assets within eight to twelve years after the proceeds of our public offerings are substantially invested, subject to market conditions. The board of directors will consider whether to list the shares, liquidate or devise an alternative liquidity strategy.

Competition

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe our management's experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for office and industrial properties.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Environmental Matters

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Our leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

We will typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments will be performed by third party environmental consulting and engineering firms for all properties acquired by us. Where we believe them to be warranted, Phase II environmental assessments will be performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify us fully against any environmental problem existing as of the date of purchase. Additionally, we often structures our leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, we may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in our leases may provide a basis for us to recover from the tenant damages or costs for which we have been found liable.

Factors Affecting Future Operating Results

Our future results may be affected by certain risks and uncertainties including the following:

WE MAY NOT BE ABLE TO RAISE SUFFICIENT FUNDS TO DIVERSIFY OUR REAL ESTATE PORTFOLIO.

As of March 8, 2005, we have ceased fundraising and have withdrawn our initial registration statement (see Significant Developments in 2004 above and Subsequent Events in Item 7). Our potential profitability and ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer properties and, accordingly, less diversification of our real estate portfolio than the investment of a larger sum in a greater number of properties. The amount we have to invest will depend on whether we recommence offering our shares and the success of any such offering, as well as the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us, of a single under-performing investment.

OUR CAPITAL RAISING ABILITY IS OVERLY RELIANT ON ONE SELECTED-DEALER.

We are overly reliant on American Express Financial Advisors, Inc. to market our shares to investors. Any adverse change in that arrangement could severely limit our ability to increase assets under management and may prevent us from having funds available for new transactions.

WE ARE SUBJECT TO THE RISKS OF REAL ESTATE OWNERSHIP WHICH COULD REDUCE THE VALUE OF OUR PROPERTIES AND LOANS.

Our performance and asset value are subject to risks incident to the ownership and operation of net leased industrial and commercial property, including:

      -     changes in the general economic climate;

      - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

      -     changes in interest rates and the availability of financing; and

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

      - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OR OUR PROPERTIES.

Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property's location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to our shareholders.

THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.

Most of our properties are each occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

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

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four of the prior fourteen CPA(R) programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

THERE IS NOT, AND MAY NEVER BE, A PUBLIC MARKET FOR OUR SHARES, SO IT WILL BE DIFFICULT FOR SHAREHOLDERS TO SELL SHARES QUICKLY.

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

POTENTIAL LIABILITY FOR ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We may own industrial and commercial properties that will cause us to be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

      - Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

      - Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

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

OUR USE OF DEBT TO FINANCE ACQUISITIONS COULD ADVERSELY AFFECT OUR CASH FLOW.

Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We generally borrow approximately 60% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties without board approval.

BALLOON PAYMENT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. There are no scheduled balloon payments, including our pro rata share of mortgage obligations of equity investees, due over the next five years.

THE IRS MAY TREAT SALE-LEASEBACK TRANSACTIONS AS LOANS, WHICH COULD JEOPARDIZE OUR REIT STATUS.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which could cause us to fail the Distribution Test.

FAILURE TO QUALIFY AS A REIT WOULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS.

If we fail to qualify as a REIT in any taxable year, we would be subject to United States federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional United States tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

TAX BASIS FOREIGN CURRENCY GAINS MAY AFFECT OUR REIT STATUS.

In order to retain REIT status, which allows us to deduct dividends on our Federal tax returns, there are limitations on certain sources of income, including foreign currency gains, which if exceeded, would not allow us to retain REIT status and disallow us to deduct dividend payments, subject to a Federal taxation.

WE WILL NOT BE ABLE TO BENEFIT FROM CREDITS FOR FOREIGN TAXES.

We attempt to structure our international investments to minimize foreign taxes. If we pay foreign taxes, we are not able to pass-through the benefits to our shareholders nor will we benefit as a REIT unless we incur Federal tax liabilities.

THE LIMIT ON THE NUMBER OF OUR SHARES A PERSON MAY OWN MAY DISCOURAGE A
TAKEOVER.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to meet REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for our shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

WE WERE INCORPORATED IN JUNE 2003 AND HAVE A LIMITED OPERATING HISTORY.

We were incorporated in June 2003 and have a limited property acquisition history. We cannot guarantee that we will continue to find suitable property investments, or that our tenants will fulfill their lease obligations. Our failure to timely invest the proceeds of this offering, or to invest in quality properties could diminish returns to investors.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT POLICIES WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ALTER THE NATURE OF AN INVESTMENT IN OUR SHARES.

Our bylaws require that our independent directors review our investment policies at least annually to determine that they the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of an investment in our shares could change without shareholder consent.

WE MAY NEED TO USE LEVERAGE TO MAKE DISTRIBUTIONS.

We may incur indebtedness if necessary to satisfy the requirement that we distribute at least 90% of our real estate investment trust taxable income or otherwise, as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.

A CHANGE IN ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES LESS ATTRACTIVE TO OUR POTENTIAL TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.

Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, if the present value of a company's minimum lease payments equal 90% or more of a property's fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company's balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property's value, the lease is considered an operating lease, and the obligation does not appear on the company's balance sheet, but rather in the footnotes thereto. Thus, entering an operating lease can appear to enhance a tenant's balance sheet. The Securities and Exchange Commission is currently conducting a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds, and make it more difficult for us to enter leases on terms we find favorable.

OUR SUCCESS IS DEPENDENT ON THE PERFORMANCE OF WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. Shareholders must rely entirely on the management ability of WPC and the oversight of the board of directors.

WPC MAY BE SUBJECT TO CONFLICTS OF INTEREST.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of us, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with us and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between us and WPC are:

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

      - purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels; and

      - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

MARYLAND LAW COULD RESTRICT CHANGE IN CONTROL.

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

INVESTMENTS IN PROPERTIES OUTSIDE OF THE UNITED STATES SUBJECT US TO FOREIGN CURRENCY RISKS WHICH MAY IMPACT DISTRIBUTIONS.

We will be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Although we are not prohibited from doing so, we do not currently intend to engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. We attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars will affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders' equity. Also, if in the future we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Changes in foreign currency exchange rates used to value the REIT's foreign assets would be considered changes in the value of the REIT's assets, and therefore, may adversely affect our status as a REIT. Further, keeping bank

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

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

Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely impact our performance and or impair our ability to make expected distributions to shareholders. In addition, there is less publicly available information about foreign companies and a lack of a uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

THIS IS THE FIRST REIT MANAGED BY WPC THAT HAS A SIGNIFICANT FOCUS ON INTERNATIONAL INVESTMENTS.

We and our manager have no experience managing a REIT whose focus is on making a significant percentage of its investments outside of the United States. Our lack of international investing experience could cause a delay in investing funds, increased investment expenses or lower quality investments than anticipated, and therefore could adversely affect our revenues and distributions to shareholders.

A DELAY IN INVESTING FUNDS MAY ADVERSELY AFFECT OR CAUSE A DELAY IN OUR ABILITY TO DELIVER EXPECTED RETURNS TO INVESTORS AND MAY ADVERSELY AFFECT OUR PERFORMANCE.

We have not yet identified all of the properties to be purchased with the proceeds of our current "best efforts" Offering. There could be a substantial delay in time before all offering proceeds are invested by us. This delay could be magnified if we recommence a new offering of shares, as is currently anticipated. This could cause a substantial delay in the time it takes for an investment to realize its full potential return, and could adversely affect a shareholder's return.

SHAREHOLDERS' EQUITY INTERESTS MAY BE DILUTED.

If shares of our stock are sold in a future offering, the equity interest of shareholders may be diluted. Because investors will pay the same price per share during any future offering, the value of shares acquired by current shareholders will be diluted upon the purchase of shares by shareholders purchasing subsequently if investments already acquired have appreciated in value. Conversely, if investments acquired by us have depreciated in value, the value of the shares purchased in any later offering will be diluted immediately upon the purchase of the shares. Also, our advisor has the right to receive certain fees in the form of shares of our common stock, in lieu of cash. In the event a significant number of shares are sold to our advisor at discount prices, the value of shares purchased by others in any later offerings may be diluted.

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

WE MAY FACE COMPETITION FOR ACQUISITION OF PROPERTIES.

We face competition for the acquisition of office and industrial properties in general, and such properties not leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

THE NET ASSET VALUE WILL BE BASED ON INFORMATION THAT OUR ADVISOR PROVIDES TO A THIRD PARTY.

Our asset management and performance fees are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuations may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 13 of the Consolidated Financial Statements for financial data pertaining to our segment and geographic operations.

(e) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.cpa16global.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 2. Properties.

Set forth below is certain information relating to CPA(R):16 - Global's property owned as of December 31, 2004.

                                                                                               RENT PER      SHARE OF
              LEASE OBLIGOR/                                                         SQUARE     SQUARE        CURRENT
                LOCATION                               OWNERSHIP INTEREST           FOOTAGE      FOOT     ANNUAL RENTS (1)
----------------------------------------------    -----------------------------    ---------   --------   ----------------
U-HAUL MOVING PARTNERS AND MERCURY
  PARTNERS, LP (2)
  Mercury Partners, LP -                           30.77% Interest in a limited
  78 Locations in 24 States                        partnership owning land and
                                                           buildings (6)           3,779,262      4.91      5,708,178
  U-Haul Moving Partners -
  78 Locations in 24 States                                                        2,035,000      4.91      3,073,923
                                                                                   ---------                ---------
                                      Total:                                       5,814,262                8,782,101

  THALES, S.A. (2)
     Aubagne, Conflan St. Honorine, Ymare,          35% interest in a limited
     Laval, France                                liability company owning land
                                                         and buildings (6)         1,209,129      4.48      1,895,914 (4)
     Guyancourt, France                                                              410,483     13.74      1,973,655 (4)
                                                                                   ---------                ---------
                                      Total:                                       1,619,612                3,869,569

  HUNTSMAN, LLC (3)                                            100%
     The Woodlands, TX                                                               282,000     12.43      3,545,000

  FOSS MANUFACTURING COMPANY, INC. (2)                         100%
     Hampton, NH (2)                                                                 528,010      6.05      3,194,565

  TIETOENATOR PLC (2)
     Espoo, Finland                                 40% interest in a limited
                                                  liability company owning land
                                                         and buildings (6)           466,483     16.52      3,082,520 (4)

  PLY GEM INDUSTRIES, INC. (2)                                 100%
     Kearney, MO; Fair Bluff, NC; York, NE;
     Walbridge, OH; Middlesex Twnsp, PA; Rocky
     Mount, VA; Martinsburg, WV Middlesex
     Twnsp, PA                                                                     1,554,396      1.92      2,980,575

  POLESTAR PETTY LIMITED (2)                                   100%
     Leeds, United Kingdom                                                           199,618     11.38      2,272,417 (4)

  PLANTASJEN ASA(2)                                            100%
     Vantaa, Finland                                                                  91,145     16.17      1,474,105 (4)
     Tornby, Linkoping, Sweden                                                        58,770     11.98        704,124 (4)
                                                                                   ---------                ---------
                                      Total:                                         149,915                2,178,229

  XPEDITE SYSTEMS, INC. (2)                                    100%
     Tinton Falls, NJ                                                                 90,008     15.50      1,395,000

  CASTLE ROCK INDUSTRIES, INC. (2)                             100%
     Chandler, AZ; Englewood, CO                                                     357,229      3.72      1,327,620

  ACTUANT CORPORATION (2)                           50% interest in a limited
                                                   partnership owning land and
                                                           buildings (6)

     Kahl am Main, Germany                                                           305,692      5.83        891,116 (4)

  CWD WINDOWS AND DOORS, INC. (2)                              100%
     Calgary, Alberta, Canada                                                        302,884      2.29        692,329 (4)


              LEASE OBLIGOR/                       INCREASE       LEASE       MAXIMUM
                LOCATION                            FACTOR        TERM         TERM
----------------------------------------------   -----------   ----------   ----------
U-HAUL MOVING PARTNERS AND MERCURY
  PARTNERS, LP (2)
  Mercury Partners, LP -
  78 Locations in 24 States
                                                     CPI       April 2024   April 2034
  U-Haul Moving Partners -
  78 Locations in 24 States                          CPI       April 2014   April 2034

                                      Total:

  THALES, S.A. (2)
     Aubagne, Conflan St. Honorine, Ymare,
     Laval, France
                                                  INSEE (5)     Dec. 2011    Dec. 2020
     Guyancourt, France                           INSEE (5)     Dec. 2010    Dec. 2019

                                      Total:

  HUNTSMAN, LLC (3)
     The Woodlands, TX                                          Aug. 2005    Aug. 2042

  FOSS MANUFACTURING COMPANY, INC. (2)
     Hampton, NH (2)                                CPI         Aug. 2024    Aug. 2044

  TIETOENATOR PLC 2
     Espoo, Finland
                                                  Finnish
                                                    CPI         Dec. 2016    Dec. 2031

  PLY GEM INDUSTRIES, INC. (2)
     Kearney, MO; Fair Bluff, NC; York, NE;
     Walbridge, OH; Middlesex Twnsp, PA; Rocky
     Mount, VA; Martinsburg, WV Middlesex
     Twnsp, PA                                      CPI         Aug. 2024    Aug. 2044

  POLESTAR PETTY LIMITED (2)
     Leeds, United Kingdom                         Stated       May 2029     May 2029

  PLANTASJEN ASA(2)
     Vantaa, Finland                             Finnish CPI    Aug, 2024    Aug. 2044
     Tornby, Linkoping, Sweden                   Swedish CPI    Aug. 2029    Aug. 2049

                                      Total:

  XPEDITE SYSTEMS, INC. (2)
     Tinton Falls, NJ                              Stated       June 2016    June 2026

  CASTLE ROCK INDUSTRIES, INC. (2)
     Chandler, AZ; Englewood, CO                     CPI        June 2024    June 2044

  ACTUANT CORPORATION (2)

     Kahl am Main, Germany                        German CPI    Jan. 2021    Jan. 2031

  CWD WINDOWS AND DOORS, INC. (2)
     Calgary, Alberta, Canada                        CPI        Aug. 2024   Sept. 2044

1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage. Rents are collected in local currency and dollar amount is based on conversion rate at December 31, 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

2.    This property is encumbered by a mortgage note payable.

3. Build-to-suit commitment. Initial annual rent is based on our share of estimated construction costs of $36,925 and will commence when construction is completed.

4.    Based on exchange rates at December 31, 2004.

5. INSEE construction index, an index published quarterly by the French Government.

6.    Remaining interest in this property is owned by an affiliate(s).

Item 3. Legal Proceedings.

In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of CPA(R):
15, Carey Financial and its retail distributors sold certain securities without an effective registration statement and failed to make certain disclosures. In the event the SEC pursues these allegations, or if affected CPA(R): 15 investors bring a similar private action, CPA(R): 15 might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by CPA(R): 15, Carey Financial would be required to return to CPA(R):
15 the commissions paid by CPA(R): 15 on purchases actually rescinded. Further, as part of any action against WPC, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of WPC, Carey Financial or the REITs managed by WPC, cannot be predicted at this time.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA(R): 15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with CPA(R): 15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of REITs managed by WPC or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R): 12, CPA(R): 14, and CPA(R): 15), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs. WPC is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

WPC, Carey Financial and the REITs, are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either WPC or Carey Financial in the future. The potential

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and the REITs managed by WPC.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information with respect to our common equity is hereby incorporated by reference to page 33 of our Annual Report contained in Appendix A.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data are hereby incorporated by reference to page 2 of our Annual Report contained in Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 12 of our Annual Report contained in Appendix A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
(In thousands)

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate and foreign currency exchange rate risks.

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

All of our $97,691 of long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on fixed rate debt as of December 31, 2004 ranged from 4.81% to 6.6%

                                    2005         2006        2007         2008         2009      Thereafter     Total     Fair Value
                                 ---------    ---------    ---------   ----------    --------   ------------   --------   ----------
Fixed rate debt                  $   1,839    $   2,110    $   2,276    $   2,452    $  2,673   $     86,341   $ 97,691   $   96,377
Weighted average interest rate        5.94%        6.03%        5.85%        5.96%       5.98%         5.98%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2004 by approximately $7,070.

At December 31, 2004, we own $69,900 of auction-rate securities which are long-term securities that provide a resetting of their interest rate at intervals (typically ranging between weekly and semi-annually) and provide a market mechanism which allows a holder to sell at the interest reset date. Because of the interest reset, auction-rate securities are priced and traded as short-term investments. There is no assurance that an auction-rate security will be sold at par nor can sellers force issuers to redeem if sell orders exceed buy orders at an interest rate reset date.

Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in us recognizing credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in the United Kingdom, France, Finland, Germany, Sweden and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. The majority of our foreign operations for the preceeding year were conducted in the Euro. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation gains of $18 are included in the accompanying consolidated financial statements for the year ended December 31, 2004.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

                                       2005       2006        2007       2008       2009      Thereafter      Total
                                      ------     ------      ------     ------     ------     ----------     --------
Rental income (1)                     $  227     $  227      $  227     $  227     $  227     $    3,325     $  4,460
Interest income from direct
 financing leases (1)                  4,841      4,899       4,959      5,019      5,082        105,374      130,174

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2004, and thereafter, from our foreign operations are as follows:

                                       2005       2006        2007       2008       2009      Thereafter      Total
                                      ------     ------      ------     ------     ------     ----------     --------
Fixed rate debt (1)                   $  493     $  679      $  753     $  840     $  949     $   40,035     $ 43,749

(1) Based on the applicable December 31, 2004 exchange rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 13 to 32 of our Annual Report contained in Appendix A:

(i)   Report of Independent Registered Public Accounting Firm.

(ii)  Consolidated Balance Sheets at December 31, 2004 and 2003.

(iii) Consolidated Statements of Operations at December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

(iv) Consolidated Statements of Shareholder's Equity at December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

(v) Consolidated Statements of Cash Flows at December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

(vi)  Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Our co-chief executive officers and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this
Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Operations for the year ended December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

Consolidated Statements of Shareholders' Equity for the year ended December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

Consolidated Statements of Cash Flows for the year ended December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003.

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements are hereby incorporated by reference to pages 13 to 32 of our Annual Report contained in Appendix A.

(a) 2. Financial Statements of Material Equity Investees:

UH Storage (DE) Limited Partnership

    Report of Independent Registered Public Accounting Firm.

    Balance Sheet at December 31, 2004.

    Statement of Income for the year ended December 31, 2004.

    Statement of Partners' Capital for the year ended December 31, 2004.

    Statement of Cash Flows for the year ended December 31, 2004.

    Notes to Financial Statements.

    Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004 of UH Storage (DE) Limited Partnership.

The financial statements of the material equity investee are contained herewith in Item 15 on pages 1 to 9.

The separate financial statements of material equity investees have been audited as of December 31, 2004 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

(a) 3. Financial Statement Schedules:

The following schedules are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

Schedule III is contained on pages 14 to 16 of this Form 10-K.

Schedule IV - Mortgage Loans on Real Estate.

Schedule IV is contained on page 17 of this Form 10-K.

Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                        Report of Independent Registered
                             Public Accounting Firm



To the Members of
UH STORAGE (DE) LIMITED PARTNERSHIP:


In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) present fairly, in all material respects, the financial position of UH STORAGE (DE) LIMITED PARTNERSHIP at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                                 BALANCE SHEET
                               December 31, 2004

                                                                                2004
                                                                            ------------

         ASSETS:
Land                                                                        $ 69,080,000
Buildings, net of accumulated depreciation of $3,348,303                     185,733,665
Intangible assets, net of accumulated amortization of $1,877,609              52,711,146
Cash and cash equivalents                                                        375,697
Escrow and restricted funds                                                   40,831,750
Other assets                                                                   2,150,000
                                                                            ------------
          Total assets                                                       350,882,258
                                                                            ============

         LIABILITIES and PARTNERS' CAPITAL:

Liabilities:
Mortgage notes payable                                                       181,380,837
Accrued interest payable                                                       1,007,263
Accounts payable and accrued expenses                                            230,241
Deposits held by lender                                                       22,849,417
Tenant security deposits                                                       7,150,000
Prepaid rent                                                                   7,135,279
                                                                            ------------
          Total liabilities                                                  219,753,037
                                                                            ------------

Partners' Capital
General partner                                                                  656,131
Limited partners                                                             130,473,090
                                                                            ------------
                                                                             131,129,221
                                                                            ------------

          Total liabilities and partners' capital                           $350,882,258
                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                              STATEMENT OF INCOME

                      For the year ended December 31, 2004

                                                              2004
                                                           -----------

Revenue:
    Rental income                                          $19,196,833
                                                           -----------
                                                            19,196,833
                                                           -----------

Expenses:
    Depreciation and amortization of intangibles             5,225,911
    General and administrative                                 254,454
    Property expense                                             5,298
                                                           -----------
                                                             5,485,663
                                                           -----------

        Income before other interest income and
          interest expense                                  13,711,170
                                                           -----------

    Other interest income                                        4,540
    Interest expense on mortgages                           (8,066,350)
                                                           -----------

        Net income                                         $ 5,649,360
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                         STATEMENT OF PARTNERS' CAPITAL
                      For the year ended December 31, 2004

                                                   General Partner        Limited Partners              Total
                                                   ---------------        ----------------           ------------
Balance, January 1, 2004                           $           487        $              -           $        487

Contributions                                              661,827             131,703,571            132,365,398

Distributions                                              (34,430)             (6,851,594)            (6,886,024)

Net income                                                  28,247               5,621,113              5,649,360
                                                   ---------------        ----------------           ------------

Balance, December 31, 2004                         $       656,131        $    130,473,090           $131,129,221
                                                   ===============        ================           ============

   The accompanying notes are an integral part of these financial statements.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2004

                                                                    2004
                                                                -------------
Cash flows from operating activities:
   Net income                                                   $   5,649,360
   Adjustments to reconcile net income to net cash provided
       by operating activities:
       Depreciation and amortization                                5,225,912
       Increase in escrow and restricted funds                    (10,831,750)
       Increase in prepaid rent and security deposits               7,135,279
       Increase in accrued interest payable                         1,007,263
       Net change in other operating assets and liabilities        (2,104,935)
                                                                -------------
          Net cash provided by operating activities                 6,081,129
                                                                -------------

Cash flows from investing activities:
   Purchase of real estate assets                                (312,750,723)
                                                                -------------
       Net cash used in investing activities                     (312,750,723)
                                                                -------------

Cash flows from financing activities:
   Distributions paid                                              (6,886,024)
   Capital contributions                                          132,365,398
   Proceeds from mortgage                                         183,000,000
   Payment of mortgage principal                                   (1,619,163)
                                                                -------------
       Net cash provided by financing activities                  306,860,211
                                                                -------------

Net increase in cash and cash equivalents                             190,617

Cash and cash equivalents, beginning of year                          185,080
                                                                -------------
Cash and cash equivalents, end of year                          $     375,697
                                                                =============

   The accompanying notes are an integral part of these financial statements.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

UH Storage (DE) Limited Partnership (the "Partnership") was formed in Delaware on May 13, 2003 as a limited partnership company. The Partnership had no significant operations until April 2004.

The Partnership's business consists of the leasing of 78 self-storage and truck rental facilities to U-Haul Moving Partners, Inc.("Moving Partners") and Mercury Partners LP ("Mercury")(collectively "UHaul") pursuant to master net leases with each lessee. The Mercury lease has an initial term of 20 years with two ten-year renewal options and provides for annual rent of $18,551,115. The Moving Partner's lease has an initial term of ten years with two ten-year renewal options and provides for annual rent of $9,990,000. In the event that Moving Partners does not renew its lease, Mercury will assume the lease obligations of Moving Partners, including any renewal terms. The leases provide for rent increases every five years based on a formula indexed to the Consumer Price Index.

2. Summary of Significant Accounting Policies:

Use of Estimates:

Amounts presented for the period from inception (May 13, 2003) to December 31, 2003 are unaudited. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Leased to Others:

Real estate is leased to others on a net lease basis, whereby the tenants are generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations, which increase the useful life of the properties, are capitalized.

The leases are accounted for under the operating method, that is real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

In connection with the Partnership's acquisition of properties, purchase costs were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. No value was attributed to above-market value of leases.

The total amount of other intangible assets was allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with each tenant. Characteristics considered in allocating these values included the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates were used to determine these values.

Factors considered in the analysis included the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Partnership also considered information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs were not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

Depreciation is computed using the straight-line method over the estimated useful life of the properties - 40 years.

When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Partnership assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

Cash Equivalents:

The Partnership considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 2004 and 2003 were held in the custody of one financial institution and which balance, at times, exceeded federally insurable limits. The Partnership mitigates this risk by depositing funds with a major financial institution.

Restricted Funds and Deposits Held:

The Partnership maintains certain cash balances which represent funds received from lessees which will be released upon the lessees meeting certain financial ratios in accordance with the lease agreements or at the end of the lease term, provided that all lease provisions have been met. Such cash balances are recorded as escrow and restricted funds with the related obligation recorded as deposits held by lender in the acPartnershiping balance sheet. In addition, certain balances are restricted as they are held by the lender in accordance with the mortgage agreements. Such balances consist primarily of required deposits for which a portion will be released to the Partnership periodically in the ordinary course of business.

Impairments:

When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Partnership assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Partnership performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Partnership's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Partnership could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Partnership identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Partnership's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Partnership has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

previously were considered unlikely and, as a result, the Partnership decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

Income Taxes:

As a partnership, we are not liable for federal taxes as each partner recognizes its proportionate share of income in its tax return. Accordingly, no provision for federal income taxes is recognized.

3. Real Estate Leased to Others Accounted for Under the Operating Method:

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases are approximately as follows:

Year Ending December 31,
------------------------
        2005                                $ 28,541,115
        2006                                  28,541,115
        2007                                  28,541,115
        2008                                  28,541,115
        2009                                  28,541,115
Thereafter through 2024                      428,116,740

No contingent rents were recognized for the year ended December 31, 2004.

4. Intangible Assets:

In connection with its acquisition of properties, the Partnership has recorded lease intangibles of $54,588,755, which are being amortized over periods ranging from 20 years to 40 years.

Intangible assets are summarized as follows:

                                   DECEMBER 31, 2004
                                   -----------------
Lease intangibles
 In-place lease                       $ 51,440,894
 Tenant relationship                     3,147,861
 Less: accumulated amortization         (1,877,609)
                                      ------------
                                      $ 52,711,146
                                      ============

Amortization of intangibles was $1,877,609 for the year ended December 31, 2004. Scheduled annual amortization of intangibles for each of the next five years is $2,650,742.

5. Mortgage Notes Payable:

The Partnership's mortgage notes payable are collateralized by deeds of trust and lease assignments on 77 properties, and bear interest at an annual rate of 6.449%. A balloon payment of $144,298,864 is scheduled in May 2014.

Scheduled principal payments during each of the next five years following December 31, 2004 and thereafter are as follows:

Year Ending December 31,
------------------------
          2005                          $  2,986,966
          2006                             3,188,231
          2007                             3,403,058
          2008                             3,600,137

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                   2009                    3,874,941
Thereafter through 2014                  164,327,504
                                        ------------
                                        $181,380,837
                                        ============

Interest paid was $7,059,087 in 2004.

6. Disclosure About Fair Value of Financial Investments:

The fair value of the Partnership's mortgage notes payable and other assets and liabilities approximates their carrying value at December 31, 2004. A change in interest rates at December 31, 2004 of 1% would impact the fair value of our fixed rate mortgage debt at December 31, 2004 by approximately $7,482,000.

                       UH STORAGE (DE) LIMITED PARTNERSHIP

                                 SCHEDULE III -
                                REAL ESTATE AND
                            ACCUMULATED DEPRECIATION

                                                                                        Gross Amount at which Carried
                               Initial Cost to Partnership                                    at Close of Period
                       ---------------------------------------                      ---------------------------------------
                                                                Costs Capitalized
                                                                  Subsequent to
     Description       Encumbrances      Land       Buildings     Acquisition (a)      Land       Buildings       Total
---------------------  ------------  -----------  ------------  ------------------  -----------  ------------  ------------
Real Estate Accounted
   for Under the
   Operating Method:
                       $181,380,837  $69,080,000  $189,081,968         $    -       $69,080,000  $189,081,968  $258,161,968
                       ------------  -----------  ------------         ------       -----------  ------------  ------------
                       $181,380,837  $69,080,000  $189,081,968         $    -       $69,080,000  $189,081,968  $258,161,968
                       ============  ===========  ============         ------       ===========  ============  ============

                                                    Life on which
                                                    Depreciation in
                                                    Latest Statement
                         Accumulated      Date         of Income
     Description       Depreciation(c)  Acquired      is Computed
---------------------  ---------------  ---------   -----------------
Real Estate Accounted
   for Under the
   Operating Method:
                       $3,348,303       4/29/2004      40 years
                       ----------
                       $3,348,303
                       ==========

(a) At December 31, 2004, the aggregate cost of real estate owned by UH Storage (DE) Limited partnership for Federal income tax purposes is $312,750,723.

(b)

                                                     Reconciliation of Real Estate
                                                Accounted for Under the Operating Method
                                                          December 31, 2004
                                                ----------------------------------------
Balance at beginning of year                                   $          -
Additions                                                       189,081,968
                                                               ------------
Balance at close of year                                       $189,081,968
                                                               ============

                                                 Reconciliation of Accumulated Depreciation
                                                              December 31, 2004
                                                 ------------------------------------------
Balance at beginning of year                                   $          -
Depreciation expense                                              3,348,303
                                                               ------------
Balance at close of year                                       $  3,348,303
                                                               ============

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

(a)   3. Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.                       Description                                     Method of Filing
-----------  -------------------------------------------------      -------------------------------------------
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

                         CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED a Maryland corporation

 3/15/05                 BY: /s/ John J. Park
---------                    ------------------------------------
  Date                       John J. Park
                             Managing Director and Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

 3/15/05      BY: /s/ William Polk Carey
---------         ------------------------------------
  Date            William Polk Carey
                  Chairman of the Board Co-Chief Executive Officer and Director
                  (Co-Principal Executive Officer)

 3/15/05      BY: /s/ Gordon F. DuGan
---------         ------------------------------------
  Date            Gordon F. DuGan
                  Vice Chairman of the Board, Co-Chief Executive Officer,
                  Director,Senior Managing Director and Chief Acquisitions
                  Officer (Co-Principal Executive Officer)

 3/15/05      BY: /s/ Thomas E. Zacharias
---------         ------------------------------------
  Date            Thomas E. Zacharias
                  President

 3/15/05      BY: /s/ Elizabeth P. Munson
---------         ------------------------------------
  Date            Elizabeth P. Munson
                  Director

 3/15/05      BY: /s/ Warren G. Wintrub
---------         ------------------------------------
  Date            Warren G. Wintrub
                  Director

 3/15/05      BY: /s/ John J. Park
---------         ------------------------------------
  Date            John J. Park
                  Managing Director and Chief Financial Officer

 3/15/05      BY: /s/ Claude Fernandez
---------         ------------------------------------
  Date            Claude Fernandez
                  Managing Director and Chief Accounting Officer

           Report of Independent Registered Public Accounting Firm on
                         Financial Statement Schedules



To the Board of Directors and Shareholders of Corporate Property Associates 16 - Global Incorporated:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of Corporate Property Associates 16 - Global Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(3) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

\
             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004


                                                 Initial Cost to Company
                                                 -----------------------
                                                                             Increase
                                                                              in Net
           Description             Encumbrances     Land      Buildings    Investment (a)
---------------------------------  ------------  -----------  -----------  --------------
Operating Method:
Manufacturing facilities leased
  to Castle Rock Industries, Inc.  $  9,278,751  $ 3,380,000  $ 8,884,549
Manufacturing facilities leased
  to Foss Manufacturing Company,
  Inc.                               16,836,319    9,800,000   19,960,449
Office building leased to
  Xpedite Systems, Inc.              10,214,809    1,700,000   12,933,861
Manufacturing facility leased to
  CWD Windows and Doors, Inc.         3,528,775    2,246,511                      192,080
                                   ------------  -----------  -----------  --------------
                                   $ 39,858,654  $17,126,511  $41,778,859  $      192,080
                                   ============  ===========  ===========  ==============

                                     Gross Amount at which
                                   Carried at Close of Period
                                   --------------------------
                                                                                                        Life on which
                                                                                                       Depreciation in
                                                                                                            Latest
                                                                                                         Statement of
                                                                            Accumulated       Date          Income
           Description               Land      Buildings       Total      Depreciation (d)  Acquired     is Computed
--------------------------------- ----------- -----------   ------------  ----------------  ---------  ---------------
Operating Method:
Manufacturing facilities leased
  to Castle Rock Industries, Inc. $ 3,380,000 $ 8,884,549   $ 12,264,549  $        120,312  6/1/ 2004     40 yrs.
Manufacturing facilities leased
  to Foss Manufacturing Company,
  Inc.                              9,800,000  19,960,449     29,760,449           228,713  7/1/2004      40 yrs.
Office building leased to
  Xpedite Systems, Inc.             1,700,000  12,933,861     14,633,861            94,309  9/16/2004     40 yrs.
Manufacturing facility leased to
  CWD Windows and Doors, Inc.       2,438,591                  2,438,591                    8/27/2004     40 yrs.
                                  ----------- -----------   ------------  ----------------
                                  $17,318,591 $41,778,859   $59,097,450   $        443,334
                                  =========== ===========   ============  ================

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                Initial Cost to Company
                                                ------------------------
                                                                                             Gross Amount at which
                                                                              Increase                Carried
          Description                                                     (Decrease) in Net   at Close of Period
                                  Encumbrances     Land       Buildings       Investment(a)           Total         Date Acquired
--------------------------------  ------------  -----------  -----------  -----------------  ---------------------  -------------
Direct Financing Method:
Manufacturing facility leased
  to Polestar Petty Ltd..         $ 20,138,268  $ 6,908,055  $21,012,446  $      2,199,417         $30,119,918         5/5/12004
Manufacturing facility leased
  to CWD Windows and Doors, Inc.                               3,467,782           272,193           3,739,975         8/27/2004
Manufacturing facilities leased
  to Ply Gem Industries, Inc.       17,612,429    2,980,000   29,190,524           (60,229)         32,110,295         8/27/2004
Retail stores leased to
  Plantasjen ASA                    20,082,220    4,279,286   26,627,554           225,062          31,131,902        12/27/2004
                                  ------------  -----------  -----------  ----------------         -----------
                                  $ 57,832,917  $14,167,341  $80,298,306  $      2,636,443         $97,102,090
                                  ============  ===========  ===========  ================         ===========

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received and foreign currency translation adjustments.

(b) At December, 2004, the aggregate cost of real estate owned by CPA(R):16-Global and its subsidiaries for Federal income tax purposes is $168,163,559

(c)

                                         Reconciliation of Real Estate Accounted for
                                                  Under the Operating Method
                                                      December 31, 2004
                                         -------------------------------------------
Balance at beginning of year                              $         -
Additions                                                  58,905,370
Disposition                                                         -
Foreign currency translation adjustment                       192,080
                                                          -----------
Balance at December 31, 2004                              $59,097,450
                                                          ===========

                                         Reconciliation of Accumulated Depreciation
                                                         December 31, 2004
                                         -------------------------------------------
Balance at beginning of year                                   $      -
Depreciation expense                                            443,334
                                                               --------
Balance at December 31, 2004                                   $443,334
                                                               ========

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                             as of December 31, 2004


                                                                                                              Principal Amount of
                                             Final    Periodic  Periodic                          Carrying       Loans Subject to
                                  Interest  Maturity  Maturity   Payment  Prior  Face Amount of   Amount of   Delinquent Principal
          Description               Rate     Date(1)    Date      Terms   Liens     Mortgages     Mortgages        or Interest
--------------------------------  --------  --------  --------  --------  -----  --------------  -----------  --------------------
Subordinated Mortgage -
  collaterialized by properties
  occupied by BlueLinx Holdings,  Libor +                       Interest
  Inc. or its affiliates            4.5%    11/9/07   Monthly     Only     N/A    $20,000,000    $20,291,429       $         -

      (1) Upon maturity, we are due a balloon payment of $20,000,000.

              NOTES to SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                Reconciliation of Mortgage Loans on Real Estate
                                               December 31, 2004
                                ------------------------------------------------
Balance at beginning of year                         $         -
Additions                                             20,300,000
Collections of principal                                       -
Amortization of premium                                   (8,571)
                                                     -----------
Balance at December 31, 2004                         $20,291,429
                                                     ===========

                                                            APPENDIX A TO FORM-K

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                                              2004 ANNUAL REPORT

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

SELECTED FINANCIAL DATA

(In thousands except per share amounts)

                                              2004          2003 (1)
                                            --------      ----------
OPERATING DATA:

     Revenues                               $    5,776      $    -

     Net income (loss)                           5,124          (42)

     Basic earnings (loss) per share              0.21        (2.08)

     Cash dividends paid                         5,918            -

     Cash dividends declared per share             .46            -

     Payment of mortgage principal (2)             344            -

BALANCE SHEET DATA:

     Total assets                           $  585,512      $ 1,230

     Long-term obligations (3)                 103,387            -

(1)   For the period from inception (June 5, 2003) through December 31, 2003.

(2)   Represents scheduled mortgage principal amortization paid.

(3) Represents limited recourse mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 16 - Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans of will be achieved.

EXECUTIVE OVERVIEW

Nature of Business

We were formed in June 2003 and in December 2003, we commenced a "best efforts" public offering (the "Offering") to raise up to $1,100,000. As of December 31, 2004, we have raised approximately $511,333 from our Offering and $2,734 from our Distribution Reinvestment and Share Purchase Plan. We are using the proceeds from the Offering of common stock along with limited recourse mortgage financing to purchase properties and, in most cases, enter into long-term net leases with corporate tenants.

We seek to structure our net leases to place certain economic burdens of ownership on corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, we also negotiate guarantees of the obligations from the parent company of the lessee. The leases are generally structured to include periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. We may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

For 2003, we elected C-Corp status and filed federal, state and local income tax returns. For 2004, we intend to file our Federal tax return as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to shareholders, provided we distribute at least 90% of our REIT taxable income to shareholders and meet certain other conditions. We intend to retain our REIT status. Our primary objectives are to pay:

-     fund dividends to shareholders; and

- protect our shareholders from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt.

We cannot guarantee that our objectives will be ultimately realized.

We are advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an advisory agreement. Our advisory agreement is renewable annually by independent directors who are elected by our shareholders. In connection with each renewal, WPC is required to provide the independent directors with a comparison of the fee structure with several similar companies. The advisory agreement also provides that a third party portfolio valuation be performed after a stated period and annually thereafter. The portfolio valuation will be used to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

determine the asset base for calculation of asset management and performance fees. Until the initial valuation is performed, the fee is based on the cost of the properties.

How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We acquire and own commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and acquisitions and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments, if any, when evaluating its ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments of cash flow from its real estate investments.

Our operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the twelve-month period ended December 31, 2004 are as follows:

                                                                2004
                                                              --------
Per Statement of Income:

  Rental income from operating leases                         $  2,901
  Interest income from direct financing leases                   2,769
Adjustment:

  Share of lease revenue from equity investments                 9,255
                                                              --------
                                                              $ 14,925
                                                              ========

In 2004, we earned our share of net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct and indirect ownership of real estate from the following lease obligations:

                                                                 2004         %
                                                               -------       ---
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)      $ 5,907        39%
Polestar Petty Ltd.(b)                                           1,661        11
Foss Manufacturing Company, Inc.                                 1,598        11
Thales S.A. (a)(b)                                               1,588        11
TietoEnator Plc (a)(b)                                           1,353         9
PlyGem Industries, Inc. (b)                                      1,154         8
Castle Rock Industries, Inc.                                       760         5
Xpedite Systems, Inc.                                              467         3
Actuant Corporation (a)(b)                                         407         3
Plantasjen ASA (b)                                                  30         -
                                                               -------       ---
                                                               $14,925       100%
                                                               =======       ===

(a) Represents our proportionate share of lease revenues from equity investments.

(b) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

Current Developments and Trends

Competition for investments continues to remain strong. If general economic conditions continue to improve, inflation and interest rates, at least for the short term, are expected to continue to rise as well. Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in the CPI, which over time will result in increased revenue and partially offset the impact of declining property values;

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on our current debt; however, fixed rate debt obtained in connection with subsequent investments would be affected;

- Rising interest rates would likely enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs associated with increased interest rates; and

- Rising interest rates could make other income generating products more attractive to investors on a relative basis and affect our ability to raise capital.

We will continue to pursue our objectives through long-term transactions and diversifying our portfolio. We expect to continue investing in the international commercial real estate market, as we believe the international market provides for favorable opportunities relative to risk/return as compared to opportunities in the United States. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter loan maturities. Investing in additional international properties increases our exposure to fluctuations in foreign currency exchange rates.

Management believes that as the portfolio matures there is a potential for an increase in the value of the existing portfolio and that any increase may not be reflected in our financial statements.

In December 2004, we ceased active fundraising from our Offering in order to bring into balance the rates of fundraising and investment as we believed that it was prudent to cease taking in additional funds until we have been able to complete additional sufficient amount of new real estate acquisitions, to substantially reduce our uninvested cash balance. The registration statement for our initial Offering was withdrawn in March 2005. (see Subsequent Events below)


In September 2004, we filed a registration statement with the United States Securities and Exchange Commission for a second offering of shares of common stock that has not yet been declared effective. Once a decision is made to recommence sales of shares, the second offering, which will also be on a "best efforts" basis, will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,00,000 shares for the Distribution Reinvestment and Share Purchase Plan.

A description of transactions completed in 2004 and subsequent are described hereafter in results of operations and subsequent events, respectively.

RESULTS OF OPERATIONS

We had no substantive operations in 2003 when we were formed and commenced real estate operations in 2004. During 2004, we acquired real estate interests in properties with twelve lessees, including a property under construction, and anticipate that we will use the proceeds of our Offering, along with limited recourse property-level mortgage financing, to acquire additional interests in order to form a diversified portfolio. For the comparable years ended December 31, 2004 and 2003, we had net income of $5,124 and a net loss of $42, respectively. The results of operations for the year ended December 31, 2004 are not expected to be representative of future results because we anticipate that our asset base will increase substantially. As our asset base increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as we obtain mortgage financing for our properties. In addition to our domestic

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

properties, as of March 9, 2005 we have acquired interests in properties in France, Finland, Canada, Sweden and Thailand. The value of our foreign investments and related cash available to us from them will be affected by fluctuations in foreign currency exchange rates. Our real estate portfolio as of December 31, 2004 (including our investment in a mortgage note and the pro rata share of equity investments), and based on foreign currency exchange rates as of December 31, 2004, is expected to generate annual cash flow in 2005 of $14,753, as follows:

                                                      Annual                                           % of Estimated
                                                   Contractual        Annual         Estimated Annual      Annual
                 Lease Obligor                         Rent        Debt Service         Cash Flow         Cash Flow
----------------------------------------------     -----------   -----------------   ----------------   --------------
U-Haul Moving Partners, Inc. and Mercury LP(1)      $ 8,782        $ 4,541              $ 4,241              32%
Ply-Gem Industries, Inc.                              3,555          1,811                1,744              13
Thales S.A.(1)(2)                                     3,868          2,320                1,548              11
Foss Manufacturing Company, Inc.                      3,195          1,533                1,662              12
TietoEnator Plc.(1)(2)                                3,082          1,909                1,173               9
Polestar Petty Ltd.(2)                                2,272          1,463                  809               6
Plantasjen ASA (2)                                    2,178          1,396                  782               6
Xpedite Systems, Inc.                                 1,395            820                  575               4
Castle Rock Industries, Inc.                          1,328            770                  558               4
Actuant Corporation.(1)(2)                              891            530                  361               3
                                                    -------        -------              -------             ---
                                                    $30,546        $17,093              $13,453             100%
                                                    =======        =======              =======             ===

(1) Pro rata share of equity investment.

(2) Based on applicable foreign currency exchange rate on December 31, 2004.


We also hold an investment in a $20,000 mortgage loan participation, which is scheduled to provide interest of no less than an annual rate of 6.5%. Based on the 6.50% interest rate, annual cash flow is $1,300. The loan represents a subordinated participation in the loan.


FINANCIAL CONDITION

Uses of Cash During the Year

Prior to December 31, 2003, we had no substantive operating history and our cash balances consisted of funds received from our Advisor to purchase the initial 20,000 shares. Since December 31, 2003, we have raised funds from our Offering and commenced real estate operations. Cash and cash equivalents totaled $217,310 as of December 31, 2004. Management believes we have sufficient cash balances, along with marketable securities of $69,900 which we intend to convert to cash, to invest in a diversified real estate portfolio and meet working capital needs. Our use of cash during the period is described below.

Operating Activities

For the year ended December 31, 2004, cash flows from operating activities were $7,584 and combined with distributions from equity investments totaled $8,569, and which was sufficient to pay dividends to shareholders of $5,918 and meet scheduled mortgage principal installment payments of $344. Annual operating cash flow is expected to continue to increase as a result of the investments completed in 2004 as well as subsequent to December 31, 2004 and our intention to continue to invest in real estate interests.

Investing Activities

For the year ended December 31, 2004, we used $242,981 to invest in real estate interests, including a mortgage loan participation and ownership interests in equity investments. As of December 31, 2004, we placed $22,829 in escrow accounts, of which $11,021 was used in January 2005 to invest in a 40% interest in a property in Helsinki, Finland, owned with an affiliate, $9,960 represents deposits which we intend to use to invest in properties in France and Belgium, with substantially all of the remainder to be used to fund an expansion at a

                                      -6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

leased property. During 2004, we purchased $9,732 in short-term investments (i.e., money-market type investments with maturities of more than 90 days but less than one year and which we expect to redeem for cash) and as of December 31, 2004, hold $69,900 of auction-rate securities which management believes provide a more favorable yield than short-term investments.

Financing Activities

For the year ended December 31, 2004, we raised $465,143 net of costs, from our Offering, obtained $95,937 in mortgage financing to finance investments, paid $1,294 in financing costs and related deposits and paid dividends to shareholders of $5,918. If additional shares are sold, and the proceeds invested, dividends to shareholders is expected to increase. A quarterly dividend of $5,353 was paid in January 2005.

We intend to obtain limited recourse financing ranging from approximately 50% to 60% of the purchase cost for our domestic properties and 70% to 80% for our international properties. We do not currently plan on seeking additional sources of financing such as an unsecured line of credit; however, our financing strategies could change in the future.

Cash Resources

As of December 31, 2004, we had $217,310 in cash and cash equivalents as well as $9,753 in short-term instruments and $69,900 in marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly dividends from cash generated from our real estate portfolio. We also currently expect to continue raising funds through an additional offering of our Common Stock, which may commence as early as the second quarter 2005. Substantially all of the capital raised is being raised by one selected-dealer and any adverse change in our relationship with this selected-dealer could limit our ability to sell additional shares of common stock.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying dividends to shareholders, as well as other normal recurring operating expenses. We intend to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. We also plan to use our cash to fund commitments related to build-to-suit projects and a future expansion agreement (see Off-Balance Sheet and Aggregate Contractual Agreements table below). Based on the projected increase in operating cash flows from recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, we expect to have sufficient cash flow to continue funding dividends to our shareholders. Dividends are determined based in part upon management's long-term projections of cash flow. If we recommence selling shares and invest the proceeds from such sales, dividends are expected to increase.

We currently conduct business in the several countries and expect to recognize foreign currency transaction gains and losses from our foreign operations. We are subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of December 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                           Less than
                                              Total         1 Year      1-3 Years    3-5 Years  More than 5 years
                                             --------      ---------    ---------    ---------  -----------------
Limited recourse mortgage notes payable (1)  $160,713       $ 7,461      $15,704      $ 15,887       $121,661
Deferred acquisition fees (1)                   8,836             -        5,948         2,888              -
Deposit held for future expansion (3)           1,984         1,984            -             -              -
Build-to-suit commitment (4)                   30,183        30,183            -             -              -
Operating leases (2)                              168            10           26            29            103
                                             --------       -------      -------      --------       --------
                                             $201,884       $39,638      $21,678      $ 18,804       $121,764
                                             ========       =======      =======      ========       ========

(1)   Amounts are inclusive of principal and interest.

(2) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

(3) In connection with the acquisition of the Polestar Petty property in 2004, we entered into an agreement to fund a future expansion at the property.

(4) On September 30, 2004, we purchased a property in Woodlands, Texas and entered into a build-to-suit commitment to finance the construction of three research and development facilities. Our share of estimated total construction costs are projected to be approximately $38,025, of which $7,842 was funded as of December 31, 2004.

As of December 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts.

SUBSEQUENT EVENTS

Acquisitions:

Since December 31, 2004, we have made investments in properties leased to HMS Healthcare, Inc., Pohjola Non-Life Insurance Company; Clean Earth Kentucky, LLC; Precise Technology Group, Inc.; IDS Group Limited; Finisar Corporation; MetalsAmerica, Inc; and PolyPipe, Inc. These transactions are expected to generate annual cash flow (contractual rent less property-level mortgage debt service) of $12,462, as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

                                                  Annual
                                               Contractual         Annual        Estimated Annual
      Lease Obligor                                Rent         Debt Service        Cash Flow
-------------------------------------------    -----------   -----------------   ----------------
Pohjola Non-Life Insurance Company (1), (2)      $ 3,274         $ 1,474             $ 1,800
HMS Healthcare, Inc                                1,228              --               1,228
Finisar Corporation                                2,951           1,717               1,234
PolyPipe, Inc.                                       787              --                 787
Precise Technology Group, Inc.                     1,448             836                 612
IDS Group Limited (2)                              1,476             893                 583
Clean Earth Kentucky, LLC                            711             393                 318
MetalsAmerica, Inc.                                  651             339                 312
Telcordia Technologies, Inc.                       8,913           4,375(3)            4,538
                                                 -------         -------             -------
                                                 $21,439         $10,027             $11,412
                                                 =======         =======             =======

(1)   Pro rata share of equity investment.

(2)   Based on applicable foreign currency exchange rate on December 31, 2004.

(3)   Annual debt service increases to $5,578 in year three.

In January 2005, we purchased a $12,740 mortgage note. Annual cash flow from the mortgage note, including installments of principal, in the mortgage loan is expected to approximate $1,050.

For a further description of the acquisition activity since December 31, 2004, see Note 16 of the accompanying financial statements.

Proposed Acquisition:

On February 28, 2005, we and CPA(R):15, through 25% and 75% interests, respectively, in a limited liability company, entered into a purchase and sales agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597 (based on the exchange rate of the Euro as of the date of the agreement). In the event that the purchase is completed, we and CPA(R):15 intend to seek limited recourse mortgage financing of approximately $115,223.

Fund Raising Activity:

On March 8, 2005, we filed an amendment to the registration statement for our Offering, to deregister all shares of our Common Stock that remain unissued as of March 8, 2005, pursuant to our Offering. Also registered under the registration statement were shares of our Common Stock to be sold pursuant to our Distribution Reinvestment and Share Purchase Plan (the "Plan Shares"). The unsold Plan Shares were not deregistered by such amendment, and we will continue to issue and sell Plan Shares under our Distribution Reinvestment and Share Purchase Plan pursuant to the registration statement.

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in Note 1 to the Consolidated Financial Statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets

We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions

In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.

The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. Third party appraisals or our estimates are used to determine these values. Intangible assets for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a tenant

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

terminates its lease, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.

Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Impairments

Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, assets held for sale and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

(In thousands except share and per share amounts)

sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. We will generally recognize a provision for uncollected rents and other tenant receivables that typically range between 0.25% and 1% of lease revenues (rental income and interest income from direct financings leases) and will measure our allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Based on actual experience during 2004, we did not record a provision for uncollected amounts as substantially all amounts due as of December 31, 2004, have been collected.

Interest to be Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2004 was approximately $151. We consider a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corporate Property Associates 16-Global Incorporated:

We have completed an integrated audit of Corporate Property Associates 16-Global Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and an audit of its 2003 consolidated financial statements for the period from inception (June 5, 2003) to December 31, 2003 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 16-Global Incorporated and its subsidiaries at December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2003, and the results of their operations and their cash flows as of December 31, 2004 and for the period from inception (June 5, 2003) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                (In thousands except share and per share amounts)

                                                                                                     December 31,
                                                                                                2004              2003
                                                                                              --------          --------
        ASSETS:
Real estate leased to others:
  Accounted for under the operating method:
   Land                                                                                       $ 17,318          $
   Buildings                                                                                    41,779                --
                                                                                              --------          --------
                                                                                                59,097                --
   Less, accumulated depreciation                                                                  443                --
                                                                                              --------          --------
                                                                                                58,654                --
   Net investment in direct financing leases                                                    97,102                --
   Real estate under construction                                                                9,994                --
Mortgage note receivable                                                                        20,291                --
Cash and cash equivalents                                                                      217,310               170
Short-term investments                                                                           9,753                --
Equity investments                                                                              65,964                 1
Marketable securities                                                                           69,900                 -
Funds in escrow                                                                                 22,922                --
Intangible assets, net of accumulated amortization of $123 at December 31, 2004                  5,614                --
Due from affiliates                                                                                 --                30
Deferred offering costs                                                                          3,080             1,029
Other assets, net                                                                                4,928                --
                                                                                              --------          --------
     Total assets                                                                             $585,512          $  1,230
                                                                                              ========          ========
        LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                        $97,691          $     --
Accrued interest                                                                                   298                --
Prepaid and deferred rental income and security deposits                                         3,737                --
Other deposits                                                                                   2,458                --
Due to affiliates                                                                                4,399             1,045
Dividends payable                                                                                5,353                --
Deferred acquisition fees payable to affiliate                                                   7,535                --
Accounts payable and accrued expenses                                                              833                27
                                                                                              --------          --------
     Total liabilities                                                                         122,304             1,072
                                                                                              --------          --------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 110,000,000 shares; 51,426,720 and 20,000
  shares issued and outstanding at December 31, 2004 and 2003                                       51                --
Additional paid-in capital                                                                     465,292               200
Dividend in excess of accumulated earnings                                                      (6,188)              (42)
Accumulated other comprehensive income                                                           4,053                --
                                                                                              --------          --------
     Total shareholders' equity                                                                463,208               158
                                                                                              --------          --------
     Total liabilities and shareholders' equity                                               $585,512          $  1,230
                                                                                              ========          ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands except share and per share amounts)

                                                                                                       For the period from
                                                                                                            inception
                                                                                  Year Ended             (June 5, 2003)
                                                                                 December 31,          through December 31,
                                                                                     2004                    2003
                                                                                 -----------           --------------------
Revenues:
  Rental income                                                                   $    2,901               $       -
  Interest income from direct financing leases                                         2,769                       -
  Interest income on mortgage receivable                                                  30                       -
  Other operating income                                                                  76                       -
                                                                                  ----------               ---------
                                                                                       5,776                       -
                                                                                  ----------               ---------
 Operating expenses:
  Depreciation and amortization                                                   $      556               $       -
  General and administrative                                                           1,034                      42
  Property expenses                                                                    1,704                       -
                                                                                  ----------               ---------
                                                                                       3,294                      42
                                                                                  ----------               ---------
     Income (loss) before other interest income, equity investments,
     interest expense and gains, net                                                   2,482                     (42)

  Other interest income                                                                2,288                       -
  Income from equity investments                                                       2,340                       -
  Gain on foreign currency transactions, net                                              18                       -
  Interest expense                                                                    (2,004)                      -
                                                                                  ----------               ---------
     Net income (loss)                                                            $    5,124               $     (42)
                                                                                  ==========               =========
Basic earnings (loss) per share                                                       $ 0.21               $   (2.08)
                                                                                  ==========               =========
Weighted average shares outstanding - basic                                       24,564,256                  20,000
                                                                                  ==========               =========

         The accompanying notes are an integral part of the consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     For the period from inception (June 5, 2003) through December 31, 2003 and for the year ended December 31, 2004
                (In thousands except share and per share amounts)

                                                                                   Dividends in    Accumulated
                                                     Additional                     Excess of         Other
                                         Common       paid-in      Comprehensive   Accumulated    Comprehensive
                                          stock       capital      (loss) income    Earnings          Income        Total
                                         ------      ----------    -------------   ------------   -------------     -----
20,000 shares issued $.001 par,
   at $10 per share                                  $      200                                                   $     200
Net loss                                                           $         (42)  $        (42)                        (42)
                                                                   =============
Balance at                                           ----------                      ----------                   ---------
   December 31, 2003                                        200                             (42)                        158
51,406,720 shares issued $.001 par,
   at $10 per share, net of offering
   costs                                 $   51         465,092                                                     465,143
Dividends declared                                                                      (11,270)                    (11,270)
Comprehensive Income:
Net income                                                                 5,124          5,124                       5,124
Other comprehensive income:
   Foreign currency translation
     adjustment                                                            4,053                    $    4,053        4,053
                                                                   -------------
                                                                   $       9,135
                                                                   =============
                                         ------      ----------                    ------------     ----------    ---------
   December 31, 2004                     $   51      $  465,292                    $     (6,188)    $    4,053    $ 463,208

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In thousands except share and per share amounts)

                                                                                                                For the period from
                                                                                                                    inception
                                                                                                  Year Ended      (June 5, 2003)
                                                                                                 December 31,   through December 31,
                                                                                                    2004              2003
                                                                                                 ------------   --------------------
Cash flows from operating activities:
Net income (loss)                                                                          $           5,124       $       (42)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization of intangible assets and deferred financing costs                      464                --
    Unrealized gain on foreign currency transactions                                                    (192)               --
    Straight-line rent adjustments                                                                      (103)               --
    Increase in accrued interest                                                                         298                --
    Decrease (increase) in due from affiliates                                                            30               (30)
    Increase in due to affiliates (a)                                                                  1,305                15
    Increase in accounts payable and accrued expenses                                                   (245)               27
    Increase in other assets                                                                            (507)               --
    Increase in prepaid rent and security deposits                                                     2,155                --
    Increase in funds in escrow                                                                         (745)               --
                                                                                                 -----------       -----------
       Net cash provided by (used in) operating activities                                             7,584               (30)
                                                                                                 -----------       -----------
Cash flows from investing activities:
    Distributions received from equity investments in excess of equity income                            985                --
    Purchase of short-term investments                                                                (9,732)               --
    Purchase of mortgage receivable                                                                  (20,300)               --
    VAT taxes paid and recoverable from purchase of real estate, net                                     (86)               --
    Funds held in escrow for acquisition of real estate and equity investments                       (22,829)               --
    Purchases of securities                                                                          (82,175)               --
    Sales of securities                                                                               12,275                --
    Acquisition of real estate and equity investments and other capitalized costs (c )              (222,681)               --
                                                                                                 -----------       -----------
       Net cash used in investing activities                                                        (344,543)               --
                                                                                                 -----------       -----------
Cash flows from financing activities:
    Proceeds from issuance of stock, net of costs of raising capital                                 465,143               200
    Proceeds from mortgages (b)                                                                       95,937                --
    Payment of financing costs and mortgage financing deposits                                        (1,294)               --
    Payments of mortgage principal                                                                      (344)               --
    Dividends paid                                                                                    (5,918)               --
                                                                                                 -----------       -----------
       Net cash provided by financing activities                                                     553,524               200
                                                                                                 -----------       -----------
Effect of exchange rate changes on cash                                                                  575                --
                                                                                                 -----------       -----------
       Net increase in cash and cash equivalents                                                     217,140               170
Cash and cash equivalents, beginning of period                                                           170                --
                                                                                                 -----------       -----------
Cash and cash equivalents, end of period                                                         $   217,310       $       170
                                                                                                 ===========       ===========

(a) Increase in due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2004 and 2003, the amount due to the Company's advisor for such costs was $3,080 and $1,043, respectively.

(b)   Net of $570 retained by mortgage lenders.

(c) Included in the cost basis of real estate investments acquired in 2004 are deferred acquisition fees payable of $7,535

Supplemental Cash Flows Information:

                                                 2004        2003
                                                ------      ------
Interest paid, net of amounts capitalized       $1,836      $    -
                                                ======      ======
Interest capitalized                            $  151      $    -
                                                ======      ======

A dividend of $.116012 per share for the quarter ended December 31, 2004 was declared in December 2004 and paid in January 2005.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                (In thousands except share and per share amounts)

1. Organization:

Corporate Property Associates 16 - Global Incorporated (the "Company"), a Maryland corporation, was formed on June 5, 2003 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (the "Advisor") On June 12, 2003, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

A maximum of 110,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Advisor, and selected other dealers at a price of $10 per share. For the year ended December 31, 2004, the Company issued 51,133,332 shares ($511,333) pursuant to its Offering (see
Note 16).

In September 2004, the Company filed a registration statement with the United States Securities and Exchange Commission ("SEC") for a second offering of shares of common stock that has not yet been declared effective. The second offering will be for a maximum of 80,000,000 shares at a price of $10 per share and will register up to 40,00,000 shares for the Distribution Reinvestment and Share Purchase Plan.

2. Summary of Significant Accounting Policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. At December 31, 2004, the Company is not the primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions have been eliminated.

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with the Financial Accounting Standards Board ("FASB") Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Entities that meet one or more of the criteria listed below are considered VIEs.

      - The Company's equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

      - The Company does not have the direct or indirect ability to make decisions about the entity's business;

      - The Company is not obligated to absorb the expected losses of the entity;

      - The Company does not have the right to receive the expected residual returns of the entity; and

      - The Company's voting rights are not proportionate to its economic interests, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company's ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PURCHASE PRICE ALLOCATION

In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in deferred rental income in the accompanying financial statements.

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangibles are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property will also be considered.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

OPERATING REAL ESTATE

Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

REAL ESTATE UNDER CONSTRUCTION AND REDEVELOPMENT

For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

MORTGAGE NOTES RECEIVABLE

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost which consists of the outstanding balance net of the acquisition discount or premium. The Company amortizes any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. The Company's cash and cash equivalents at December 31, 2004 were held in the custody of five financial institutions, and which balance at times exceeds federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase are classified as short-term investments in the accompanying consolidated financial statements.

MARKETABLE SECURITIES

Marketable securities which consist of auction-rate securities are classified as available for sale securities and reported at fair value with any unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized.

OTHER ASSETS

Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.

DEFERRED ACQUISITION FEES

Fees are payable for services provided by the Advisor, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .25% of the purchase price of the properties over no less than three years following the first anniversary of the date a property was purchased. Payment of such fees is subject achieving to the preferred return (see Note 3).

REAL ESTATE LEASED TO OTHERS

Real Estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments will be charged to operations as incurred. Significant renovations, which increase the useful life of the properties, will be capitalized.

The Company intends to diversify its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. Four of the Company's lessees each currently represent more than 10% of total leasing revenues. Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI").

The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 4 and 5):

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (see Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred (see Note 4).

On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations has a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company will generally recognize a provision for uncollected rents and other tenant receivables that typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

IMPAIRMENTS

When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

FOREIGN CURRENCY TRANSLATION

The Company consolidates its real estate investments in Finland, Sweden, Germany, France, Canada and the United Kingdom. The functional currencies for these investments are the Euro, the Swedish Kroner, the Canadian Dollar and the British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2004, the cumulative foreign currency translation adjustment gain was $4,053.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity. The contributions to the equity investments were funded in part through subordinated debt.

Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized gains of $192 from such transactions for the year ended December 31, 2004. For the year ended December 31, 2004, the Company recognized realized losses of $175, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. No realized or unrealized gains were recognized in 2003.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the shareholders' equity is comprised of the following:

                                                  December 31,
                                              -------------------
                                               2004         2003
                                              ------       ------
Foreign currency translation adjustment       $4,053       $    -
                                              ------       ------
Accumulated other comprehensive income        $4,053       $    -
                                              ======       ======

FEDERAL INCOME TAXES

The Company intends to file its federal income tax return as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company's Consolidated Statements of Operations.

COSTS OF RAISING CAPITAL

Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder's equity upon the issuance of shares.

EARNINGS PER SHARE

The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. As of December 31, 2004, the Company does not have any minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. The Company adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

3. Agreements and Transactions with Related Parties:

Pursuant to the advisory agreement, the Advisor will perform certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the Advisor provides that the Advisor will receive asset management and performance fees, each of which are -1/2 of 1% of average invested assets, as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a non-compounded cumulative distribution return of 6%. As of December 31, 2004, the preferred return has not been achieved. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. In connection with the day-to-day operations, the Advisor will also be reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. The Company incurred asset management fees of $819 with performance fees in like amount, and personnel reimbursements of $50 in 2004. Asset management and personnel reimbursement costs are included in property expense and general and administrative expense, respectively in the accompanying financial statements.

The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental occupancy and leasehold costs is based on gross revenue, and expenses incurred in 2004 were $3. The Company's current share of future minimum lease payments on the office lease, which has a current term through 2016, is $168.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees of not more than 4.5%, based on the aggregate cost

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (In thousands except share and per share amounts)

of properties acquired of which 2% will be deferred and payable in equal annual installment over three years with payment, subject to achieving the preferred return. Unpaid installments bear interest at an annual rate of 5%. The acquisition fees will be payable in cash or restricted stock at the option of the Advisor.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees are deferred and payable in equal installments over no less than three years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return has been met. As of December 31, 2004, the preferred return has not been met. The unpaid portion of the deferred fees bears interest at an annual rate of 5% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2004, current fees were $9,410 and deferred fees were $7,535.

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

The Company owns interests in entities which range from 35% to 50%, with the remaining interests held by affiliates. The Company has a significant influence in these investments, which are, therefore, accounted for under the equity method of accounting (see Note 6).

As previously reported by the Advisor, the Advisor and Carey Financial, the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases amount are approximately as follows:

Year Ending December 31,
------------------------
         2005                          $  6,144
         2006                             6,197
         2007                             6,234
         2008                             6,234
         2009                             6,234
Thereafter through 2024                  79,589

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

      There were no contingent rents earned in 2004.

5. Net Investment in Direct Financing Leases:

Net investment in direct financing leases is summarized as follows:

                                     December 31, 2004
                                     -----------------
Minimum lease payments receivable        $188,762
Unguaranteed residual value                72,248
                                         --------
                                          261,010
Less: unearned income                    (163,908)
                                         --------
                                         $ 97,102
                                         ========

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable direct financing leases are approximately as follows:

Year Ending December 31,
------------------------
2005                                 $  7,822
2006                                    7,880
2007                                    7,939
2008                                    8,000
2009                                    8,062
Thereafter through 2029               149,059

      There were no contingent rents earned in 2004.

6. Equity Investments:

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated, through a limited partnership, UH Storage (DE) Limited Partnership ("UH Storage"), in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.

Summarized financial information of UH Storage is as follows:

                                                                December 31,
                                                                   2004
                                                               -------------
Assets (primarily real estate)                                 $    350,882
Liabilities (primarily mortgage notes payable)                     (219,753)
                                                               ------------
Partners' and members' equity                                  $    131,129
                                                               ============
Company's share of equity investees' net assets                $     40,596
                                                               ============

                                                         Year Ended December 31,
                                                                 2004
                                                        -------------------------
Revenues (primarily rental income)                            $     19,197
Expenses (primarily depreciation)                                   (5,486)
Other interest income                                                    4
Interest expense                                                    (8,066)
                                                              ------------
Net income                                                    $      5,649
                                                              ============
Company's share of net income from equity investment          $      1,723
                                                              ============

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

The Company also owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 35% to 50%. The lessees are Actuant Corporation, TietoEnator Plc. and Thales S.A. (see Note 7).

Summarized financial information of the above mentioned equity investees are as follows:



                                                                                   For the
                                                                                 Period From
                                                                                  Inception
                                                                                (June 5, 2003)
                                                           Year Ended              Through
                                                           December 31,          December 31,
                                                           ---------------------------------
                                                              2004                   2003
                                                           ---------------------------------
Assets (primarily real estate)                             $ 249,920              $  17,575
Liabilities (primarily mortgage notes payable)              (185,665)                  (635)
                                                           ---------              ---------
Partners' and members' equity                              $  64,255              $  16,940
                                                           =========              =========
Company's share of equity investees' net assets            $  25,368              $       1
                                                           =========              =========

                                                                                 For the
                                                                               Period From
                                                                                Inception
                                                                              (June 5, 2003)
                                                          Year Ended             Through
                                                          December 31,         December 31,
                                                           --------------------------------
                                                              2004                2003
                                                           --------------------------------
Revenues (primarily rental income and interest income
 from direct financing leases)                             $   9,874            $       93
Expenses (primarily depreciation)                             (3,720)                    -
Other interest income                                             65                     -
Interest expense                                              (4,059)                    -
                                                           ---------            ----------
Net income                                                    $2,160            $       93
                                                           =========            ==========
Company's share of net income from equity investments      $     617            $        -
                                                           =========            ==========

7. Acquisitions of Real Estate Interests:

A summary of the properties (real estate accounted for under the operating method and net investment in direct financing leases), equity investments, real estate under construction and mortgage note receivable acquired in 2004 is as follows:

Properties Acquired:

                                                                       Initial Annual
                                                                         Contractual     Mortgage     Annual Debt    Date(s)
           Lease Obligor:             Cost            Location              Rent         Financing      Service     Acquired
--------------------------------   ---------   ---------------------   --------------   -----------   -----------   ---------
Polestar Petty Ltd.(1)             $  27,921   Leeds, United Kingdom   $       2,116    $    18,840   $     1,354    5/5/2004
Castle Rock Industries, Inc.          13,765   Chandler, AZ and                1,328          9,300           770    6/1/2004
                                                  Englewood, CO
Foss Manufacturing Company, Inc.      32,171      Hampton, NH                  3,195         17,000         1,533    7/1/2004
Ply-Gem Industries, Inc.(1)           37,885      Kearney, MO;                 3,510         21,186         1,812   8/27/2004
                                                 Martinsburg, WV;
                                               Valencia, PA; Toledo,
                                                  OH; York, NE;
                                               FairBluff, NC; Rockey
                                                   Mountain, VA;
                                                  Alberta, Canada
Xpedite Systems, Inc.                 15,522      Tinton Falls, NJ             1,395         10,250           820    9/16/2004

On December 27, 2004, the Company completed the purchase of land and buildings located in Vantaa (Helsinki), Finland for $20,832 (based on the exchange rate of the Euro on the date of acquisition) and Linkoping, Sweden for $10,075 (based on the exchange rate of the Swedish Kroner on the date of acquisition) and entered into net lease agreements with Plantasjen ASA ("Plantasjen").

The Vantaa lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $1,462 (based on the exchange rate on the date of acquisition). The Linkoping lease has an initial term of 25 years with two 10-year renewal options and provides for initial annual rent of $699 (based on the exchange rate on

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

the date of acquisition). Both leases provide for annual rent increases based on increases in the cost of living index of each respective country.

The Company obtained limited recourse mortgage loans of $13,575 and $6,355 (based on the exchange rates as of the date of acquisition) in connection with the acquisition of the Helsinki and Linkoping properties, respectively. The Helsinki and Linkoping mortgage loans provide for payments of principal and interest at annual interests rates of 4.81% and 5.25%, respectively, with quarterly payments of principal and interest. The loans have a 10-year term with principal amortizing 2% annually over the mortgage terms.

Equity Investments Acquired:

                                                                       Initial Annual
                                                                         Contractual      Mortgage    Annual Debt    Date(s)
         Lease Obligor:               Cost           Location                Rent        Financing      Service     Acquired
--------------------------------   ---------   ---------------------   --------------   -----------   -----------   ---------
Mercury Partners, LP and U-Haul    $  96,620       78 properties       $   8,782        $    56,309   $     4,541   4/29/2004
  Moving Partners, Inc.(3)                           24 states
Actuant Corporation(1)(2)(5)           8,266   Kahl am Main, Germany         798              5,680           475   6/7/2004
TietoEnator Plc.(1)(6)                39,222      Espoo, Finland           2,794             28,296         1,731   7/8/2004
Thales S.A.(1)(4)                     36,232   Guyancourt, Conflans,       3,421             26,830         2,021   7/26/2004
                                                 Laval, Ymare and                                                      and
                                                 Aubagne, France                                                    8/3/2004

Real Estate Under Construction:

                                                                       Initial Annual
                                                                         Contractual      Mortgage    Annual Debt    Date(s)
         Lease Obligor:               Cost           Location                Rent        Financing      Service     Acquired
--------------------------------   ---------   ---------------------   --------------   -----------   -----------   ---------
Huntsman LLC(6)                    $  38,025       Woodland, TX        $   3,545        $         -   $         -   9/30/2004

(1) Based on the applicable foreign currency exchange rate on the dates of acquisition.

(2) The Company exercised an option, which increased its 0.01% interest in a limited partnership as a limited partner to 50% on June 7, 2004. Amounts shown represent the Company's proportionate 50% share.

(3)   Amounts represent the Company's proportionate 30.77% share.

(4)   Amounts shown represent the Company's proportionate 35% share.

(5)   Amounts shown represent the Company's proportionate 40% share.

(6) Build-to-suit commitment. The initial annual rent is based on estimated construction costs of $36,925 and will commence when construction is completed.

Mortgage Note Receivable Acquired:
In December 2004, the Company acquired a $20,000 participation in a $165,000 mortgage loan collateralized by the distribution facilities of BlueLinx Holdings Inc. ("BlueLinx"). The participation represents the subordinate position in a $165,000 five-year floating rate first mortgage loan against BlueLinx's real estate portfolio. The Company's participation in the note bears annual interest at the sum of the greater of the one-month London Interbank Offering Rate or 2%, and 4.5%. The loan is interest only and is initially scheduled to mature on November 9, 2007, which maturity may be extended for two 1-year periods. A balloon payment of $20,000 is due to the Company at maturity.

8. Intangibles:

In connection with its acquisition of properties, the Company has recorded net intangibles of $4,799, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

Intangibles are summarized as follows:

                                      DECEMBER 31, 2004
                                      -----------------
Lease intangibles
 In-place lease                         $        3,822
 Tenant relationship                             1,568
 Above-market rent                                 347
     Less: accumulated amortization               (123)
                                        --------------
                                        $        5,614
                                        --------------

Below-market rent                       $         (938)
     Less: accumulated amortization                 22
                                        --------------
                                        $         (916)
                                        ==============

Net amortization of intangibles was $101 for the year ended December 31, 2004. Scheduled annual amortization of intangibles for each of the next five years is $223.

9. Mortgage Notes Payable:

Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of various leases and by real property with a carrying value of $155,756 As of December 31, 2004, mortgage notes payable had fixed interest rates ranging from 4.81% to 6.60% and maturity dates ranging from 2014 to 2024.

Scheduled principal payments during each of the five years following December 31, 2004 are as follows:

Year Ending December 31,   Fixed Rate Debt
------------------------   ---------------
         2005              $        1,839
         2006                       2,110
         2007                       2,276
         2008                       2,452
         2009                       2,673
Thereafter through 2024            86,341
                           --------------
       Total                      $97,691
                           ==============

10. Disclosures About Fair Value of Financial Instruments:

The Company's mortgage notes payable had a carrying value of $97,961 and a fair value of $96,377 at December 31, 2004. The fair value of the Company's mortgage note receivable of $20,291 at December 31, 2004 approximated its carrying value. The fair value of the Company's marketable securities of $69,900 and other assets and liabilities at December 31, 2004 approximated their carrying value. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

11. Dividends:

Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the year ended December 31, 2004, dividends per share reported for tax purposes were as follows:

                           2004
Ordinary income            $.34
Return of capital           .12
                           ----
                           $.46

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

12. Commitments and Contingencies:

The Company is liable for certain expenses of the Offering, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation with respect to the Offering may not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares sold by selected dealers) which exceed 4% of the gross proceeds of the Offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. The total costs paid by the Advisor were $11,654 through December 31, 2004, of which the Company has reimbursed $8,997. Unreimbursed costs are included in due to affiliates in the accompanying consolidated financial statements.

Total costs paid by the Advisor as of December 31, 2004, in connection with the Company's filing of a registration statement for a second offering (see Note 1) with the SEC were $424, which has not been reimbursed.

13. Segment Information:

      The Company currently operates in one business segment with domestic and foreign investments. The Company acquired its first foreign real estate investments in December 2003.

      For 2004, geographic information for the real estate operations segment is as follows:

                                 Domestic   Foreign (1)     Total
                                 --------   -----------   --------
Revenues                         $  3,893   $    1,883    $  5,776
Operating expenses                 (3,289)          (5)     (3,294)
Income from equity investments      1,723          617       2,340
Interest expense                   (1,112)        (892)     (2,004)
Other, net (2)                      2,268           38       2,306
                                 --------   ----------    --------
Net income                       $  3,483   $    1,641    $  5,124
                                 ========   ==========    ========

Total assets                     $514,013   $   71,499    $585,512
Total long-lived assets           169,898       67,430     237,328

      (1)   Consists of operations in the European Union and Canada.

      (2) Consists of other interest income and gains on foreign currency transactions.

14. Selected Quarterly Financial Data (unaudited):

                                                                  Three Months Ended
                                     ---------------------------------------------------------------------------
                                     March 31, 2004    June 30, 2004    September 30, 2004     December 31, 2004
                                     --------------    -------------    ------------------    ------------------
Revenues                             $            -    $         447      $        2,160          $    3,169
Operating expenses                              127              419               1,121               1,627
Net (loss) income                               (33)             515               1,748               2,894
(Loss) earnings per share - basic             (0.01)            0.03                0.05                0.14
Dividends declared per share               0.112476         0.112931            0.115460            0.116012

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

                                 Three Months Ended
                                December 31, 2003 (1)
                                ---------------------
Revenues                             $      -
Expenses                                   42
Net loss                                  (42)
Net loss per share - Basic           $  (2.08)
Dividends declared per share              N/A

(1) The Company was formed in June 2003 and commenced operations in December
2003.

15. Pro Forma Financial Information (Unaudited):

The following consolidated pro forma financial information has been presented as if the Company's acquisitions made during 2004 had occurred on January 1, 2004 for the year ended December 31, 2004 and June 5, 2003 (inception) for the period ended December 31, 2003. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                                      For the Period From
                                  Year Ended        Inception (June 5, 2003)
                                  December 31,        Through December 31,
                                     2004                    2003
                                ---------------     ------------------------
Pro forma total revenues           $15,091                  $8,424
Pro forma net income                 8,590                   4,602
Pro forma earnings per share:
    Basic                             0.17                    0.09

For pro forma purposes, the Company's interest income, other than interest earned on a mortgage note, has been eliminated based on an assumption that substantially all cash proceeds from the Company's Offering, have been or will be invested in real estate. The Company will likely earn interest on cash generated from operations; however, it is not practicable to make such assumptions as to how much interest income would have been earned on such funds during the pro-forma periods presented.

The pro forma weighted average shares outstanding for the period from inception (June 5, 2003) to December 31, 2003 and for the year ended December 31, 2004 was determined as if all shares issued since the inception of the Company were issued on June 5, 2003.

16. Subsequent Events:

Acquisitions:
On January 3, 2005, the Company purchased a property in Southfield, Michigan for $18,732 and entered into a net lease agreement with HMS Healthcare, Inc. ("HMS") for 81.65% of the leaseable space of the property and assumed two leases with existing tenants for the remaining 18.35% of the leaseable space. The lease with HMS has an initial term of 20 years with two 10-year renewal options. The HMS lease provides for initial annual rent of $1,228 with stated rent increases of 6.903% every third year. The assumed leases provide for initial annual rent of $318 and $63, respectively, and expire in December 2005 and December 2010, respectively.

On January 3, 2005, the Company and CPA(R):15, through 40% and 60% interests, respectively, in a limited liability company, purchased a property in Helsinki, Finland for $113,287 (based on the exchange rate of the Euro on the date of acquisition) and entered into a net lease with Pohjola Non-Life Insurance Company. The lease has an initial term of 10 years 5 months with a 5-year renewal option and provides for initial annual rent of $8,128 with annual rent increases based on increases in the Finnish CPI. In connection with the purchase, the limited liability company obtained a limited recourse mortgage loan of $84,663 at a fixed annual interest rate of 4.59% through February 2007 and 4.57%, thereafter. The loan matures in Jan 2015 at which time a balloon payment is scheduled.

On January 14, 2005, the Company purchased a property in Cynthiana, Kentucky for $7,366 and entered into a net lease agreement with Clean Earth Kentucky, LLC. The lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $711 with annual rent increases based on increases in the CPI. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $4,550 with a fixed annual interest rate of 6.08%. The loan matures in February 2025 at which time a balloon payment is scheduled.

On January 18, 2005, the Company purchased a property located in Buffalo Grove, Illinois for $16,469 and entered into a net lease agreement with Precise Technology Group, Inc. The lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $1,448 with increases every two years based on increases in the CPI.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

On January 28, 2005, the Company purchased properties in Lamlukka and Bangpa-In, Thailand for $23,689 (based on the exchange rate of the Thai Baht on the date of acquisition). and entered into net lease agreements with LFD Manufacturing Limited and IDS Logistics (Thailand) Limited. The leases are guaranteed by the parent, IDS Group Limited. The Company is committed to funding expansions, at the option of the lessee of $6,057. The transaction is structured so that the Company owns 49% of the subsidiary that purchased the properties but receives substantially all of the economic benefits and risks of ownership of the property. The lease has an initial term of 15 years with a 5-year renewal option and provides for initial annual rent of $1,495 with rent increases every three years based on increases in the cost of living index of the respective country.

In connection with the acquisition, the Company obtained a limited recourse mortgage loan of $11,440. Interest on the mortgage loan is at an annual fixed interest rate of 7.15%. The loan matures in July 2018 at which time a balloon payment is scheduled. In the event the expansion takes place, the Company has the ability to increase its borrowing under the loan facility by $3,900 to partially fund the expansion, at substantially the same terms as the original borrowing.

On January 31, 2005, the Company purchased a mortgage note receivable of $12,740, collateralized by distribution and storage facilities of Reyes Holdings L.L.C.

On February 4, 2005, the Company purchased properties in Sunnyvale, California and Allen, Texas for $29,292 and entered into a net lease agreement with Finisar Corporation for an initial term of 15 years with two 10 year renewal options and which provides for initial annual rent of $2,951 with stated annual rent increases of 2.25%. In connection with this purchase, the Company obtained a limited recourse mortgage loan of $17,000 at a fixed annual interest rate of 5.96%. The loan matures in March 2020 at which time a balloon payment is scheduled.

On February 9, 2005, the Company purchased a property in Shelby, North Carolina for $7,437 and entered into a net lease agreement with MetalsAmerica, Inc. The lease has an initial term of 20 years with two ten year renewal options and provides for initial annual rent of $651. In connection with this purchase, the Company obtained a limited recourse mortgage loan of $4,000 with a fixed annual interest rate of 5.84%. The loan matures in March 2025.

On February 25, 2005, the Company purchased properties in Fernley, Nevada; Gainesville, Texas; Sandersville, Georgia and Erwin, Tennessee for $8,714 and entered into a net lease with PolyPipe, Inc. The lease has an initial term of 20 years, with two ten-year renewal options and provides for initial annual rent of $787.

On March 1, 2005, the Company purchased property in Piscataway, New Jersey for $119,970 and entered into a net lease with Telcordia Technologies, Inc. The lease has an initial term of 18.5 years and provides for initial annual rent of $8,913. Limited recourse mortgage financing of $79,686 was obtained in connection with this purchase.

Proposed Acquisitions:
On February 28, 2005, the Company and CPA(R):15, through 25% and 75% interests, respectively, in a limited liability company, entered into a purchase and sales agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597 (based on the exchange rate of the Euro as of the date of the agreement). In the event that the purchase is completed, the Company and CPA(R):15 intend to seek limited recourse mortgage financing of approximately $115,223.

Fundraising Activity:
On March 8, 2005, the Company filed an amendment to the registration statement for its Offering, to deregister all shares of its common stock that remain unissued as of March 8, 2005, pursuant to its Offering. Also registered under

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (In thousands except share and per share amounts)

the registration statement were shares of the Company's common stock to be sold pursuant to its Distribution Reinvestment and Share Purchase Plan (the "Plan Shares"). The unsold Plan Shares were not deregistered by such amendment, and the Company will continue to issue and sell Plan Shares under its Distribution Reinvestment and Share Purchase Plan pursuant to the registration statement.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2004, there were 17,613 holders of record of the Shares of the Company.

DIVIDENDS

The Company intends to file its 2004 federal income tax return as a real estate investment trust ("REIT"). A REIT is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends declared by the Company since its inception are as follows:

Cash Dividends Declared Per Share-2004
--------------------------------------
First quarter               $0.112476
Second quarter               0.112931
Third quarter                0.115460
Fourth quarter               0.116012
                            ---------
                            $0.456879
                            =========

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from CPA(R):16 - Global's offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of December 31, 2004:

Shares registered:                                         110,000,000
Aggregate price of offering amount registered:    $      1,100,000,000
Shares sold:                                                51,133,332
Aggregated offering price of amount sold:         $        511,333,320

Direct or indirect payments to directors,
  officers, general partners of the issuer
  or their associates, to persons owning
  ten percent or more of any class of
  equity securities of the issuer and to
  affiliates of the issuer:                       $         48,875,022
Direct or indirect payments to others:
Net offering proceeds to the issuer after
  deducting expenses:                             $        462,458,298
Purchases of real estate, mortgage note
  receivable and equity investments:              $        242,981,142
Temporary investments in cash and cash
  equivalents, short-term investments
  and marketable securities:                      $        219,477,156

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC. The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.