Form 10-Q
period 2005-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2005-05-10
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                       COMMISSION FILE NUMBER: 001-32162

                                ----------------

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920

                                 (212) 492-1100

                                ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Registrant has 56,234,806 shares of common stock, $.001 par value outstanding at May 4, 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                      INDEX

                                                                                                                        Page No.
                                                                                                                        --------
PART I
Item 1. - Financial Statements*

          Condensed Consolidated Balance Sheets, as of March 31, 2005 and December 31, 2004                                  2

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004                 3

          Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2005
          and 2004                                                                                                           3

          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004                 4

          Notes to Condensed Consolidated Financial Statements                                                           5 - 8

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                           9-14

Item 3. - Quantitative and Qualitative Disclosures about Market Risk                                                        15

Item 4. - Controls and Procedures                                                                                           16

PART II - Other Information

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                                       17

Item 4. - Submission of Matters to a Vote of Security Holders                                                               17

Item 5. - Other Information                                                                                                 17

Item 6. - Exhibits                                                                                                          17

Signatures                                                                                                                  18

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                    March 31, 2005     December 31, 2004
                                                                                                            (Note)
                                                                                    --------------     -----------------
        ASSETS:
Real estate leased to others:
 Accounted for under the operating method:
  Land                                                                                 $  62,380           $  17,318
  Buildings                                                                              178,161              41,779
                                                                                       ---------           ---------
                                                                                         240,541              59,097
  Less, accumulated depreciation                                                           1,076                 443
                                                                                       ---------           ---------
                                                                                         239,465              58,654
Net investment in direct financing leases                                                 94,728              97,102
Real estate under construction                                                            10,416               9,994
Mortgage notes receivable                                                                 29,867              20,291
Cash and cash equivalents                                                                202,952             217,310
Short-term investments                                                                    15,432               9,753
Equity investments                                                                        75,836              65,964
Marketable securities                                                                      5,000              69,900
Funds in escrow                                                                           11,014              22,922
Intangible assets, net of accumulated amortization of $429 at March 31, 2005 and
  $123 at December 31, 2004                                                               52,050               5,614
Due from affiliates                                                                        1,707                  --
Deferred offering costs                                                                    2,918               3,080
Other assets                                                                              11,686               4,928
                                                                                       ---------           ---------
     Total assets                                                                      $ 753,071           $ 585,512
                                                                                       =========           =========
        LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                $ 217,047           $  97,691
Accrued interest                                                                             960                 298
Prepaid rental income and security deposits                                               11,730               3,737
Other deposits                                                                             2,397               2,458
Due to affiliates                                                                          4,956               4,399
Dividends payable                                                                          6,932               5,353
Deferred acquisition fees payable to affiliate                                            11,697               7,535
Accounts payable and accrued expenses                                                      1,232                 833
                                                                                       ---------           ---------
     Total liabilities                                                                   256,951             122,304
                                                                                       ---------           ---------
Commitments and contingencies (Note 4)
Shareholders' equity:
Common stock, $.001 par value; authorized 110,000,000 shares; 55,912,159 and
  51,426,720 shares issued and outstanding at March 31, 2005 and December 31, 2004            56                  51
Additional paid-in capital                                                               504,042             465,292
Accumulated other comprehensive income                                                     1,294               4,053
Dividend in excess of accumulated earnings                                                (9,272)             (6,188)
                                                                                       ---------           ---------
     Total shareholders' equity                                                          496,120             463,208
                                                                                       ---------           ---------
     Total liabilities and shareholders' equity                                        $ 753,071           $ 585,512
                                                                                       =========           =========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                                     Three Months Ended
                                                                                              March 31, 2005    March 31, 2004
                                                                                              --------------    --------------
Revenues:
  Rental income                                                                                $      3,887      $         --
  Interest income from direct financing leases                                                        1,927                --
  Interest income on mortgage receivable                                                                563
  Other operating income                                                                                 66                --
                                                                                               ------------      ------------
                                                                                                      6,443                --
                                                                                               ------------      ------------
Operating expenses:
  Depreciation and amortization                                                                $        892      $         --
  General and administrative                                                                            908               127
  Property expenses                                                                                   1,369                --
                                                                                               ------------      ------------
                                                                                                      3,169               127
                                                                                               ------------      ------------
     Income (loss) before other interest income, equity investments, gains and losses, and
      interest expense                                                                                3,274              (127)
  Other interest income                                                                               1,501                94
  Income from equity investments                                                                      1,277                --
  Loss on foreign currency transactions and derivative instrument, net                                 (166)               --
  Interest expense                                                                                   (2,042)               --
                                                                                               ------------      ------------
     Net income (loss)                                                                         $      3,844      $        (33)
                                                                                               ============      ============
Basic earnings (loss) per share                                                                $       0.07      $      (0.01)
                                                                                               ============      ============
Weighted average shares outstanding - basic                                                      55,447,733         3,321,413
                                                                                               ============      ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS)(Unaudited)
                (in thousands except share and per share amounts)

                                                                                                       Three Months Ended
                                                                                              March 31, 2005    March 31, 2004
                                                                                              --------------    --------------
Net income (loss)                                                                                 $ 3,844          $   (33)
Other comprehensive income:
  Change in foreign currency translation adjustment                                                (2,759)               -
                                                                                                  -------          -------
  Comprehensive income (loss)                                                                     $ 1,085          $   (33)
                                                                                                  =======          =======

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                 2005           2004
                                                                                            -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                                             $   3,844      $     (33)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization of intangible assets and deferred financing costs                 903             --
    Gain on foreign currency transactions, net                                                      (35)            --
    Unrealized loss on foreign currency transactions, net                                           129             --
    Unrealized loss on derivative instrument                                                         72             --
    Equity income in excess of distributions received                                              (199)            --
    Issuance of shares in satisfaction of current management fees                                   395             --
    Straight-line rent adjustments and amortization of rent related intangibles                    (232)            --
    Increase in due from affiliates                                                                 719             30
    Increase in accrued interest                                                                    669             --
    Increase in due to affiliates (a)                                                            (1,707)            --
    Increase in accounts payable and accrued expenses                                               338             55
    Increase in prepaid rent and security deposits                                                1,671             --
    Decrease in funds in escrow                                                                     745             --
    Net change in other operating assets and liabilities                                           (162)            --
                                                                                              ---------      ---------
       Net cash provided by operating activities                                                  7,150             52
                                                                                              ---------      ---------
Cash flows from investing activities:
    Distributions received from equity investments in excess of equity income                       387             --
    Contributions to equity investments                                                             (76)            --
    Purchase of short term investments                                                           (5,616)            --
    Purchase of securities                                                                      (17,625)            --
    Proceeds from sale of securities                                                             82,525             --
    Purchase of mortgage note receivable                                                        (12,778)            --
    Funds held in escrow for acquisition of real estate                                          (4,753)            --
    Release of funds held in escrow for acquisition of real estate and equity investments        12,371             --
    Acquisition of real estate and equity investments (c)                                      (230,039)            (2)
                                                                                              ---------      ---------
       Net cash used in investing activities                                                   (175,604)            (2)
                                                                                              ---------      ---------
Cash flows from financing activities:
    Proceeds from issuance of stock, net of costs of raising capital                          $  38,360      $  78,430
    Proceeds from mortgages (b)                                                                 121,540             --
    Payment of financing costs and mortgage financing deposits, net of deposits refunded             (3)            --
    Mortgage principal payments                                                                    (391)            --
    Dividends paid                                                                               (5,348)            --
                                                                                              ---------      ---------
       Net cash provided by financing activities                                                154,158         78,430
                                                                                              ---------      ---------
Effect of exchange rate changes on cash                                                             (62)            --
                                                                                              ---------      ---------
       Net increase in cash and cash equivalents                                                (14,358)            --
Cash and cash equivalents, beginning of period                                                  217,310            170
                                                                                              ---------      ---------
Cash and cash equivalents, end of period                                                      $ 202,952      $  78,650
                                                                                              =========      =========

(a) Increase in due to affiliates excludes amounts related to the raising of capital (financing activities) pursuant to the Company's initial public offering. At March 31, 2005 and 2004, the amount due to the Company's advisor for such costs was $2,918 and $1,753, respectively.

(b) Net of $125 retained by mortgage lenders during the three-month period ended March 31, 2005.

(c) Included in the cost basis of real estate investments acquired during the three-month period ended March 31, 2005 are deferred acquisition fees payable of $4,162.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 16 - Global Incorporated (the "Company") is a Real Estate Investment Trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Dividend

Dividends declared per share for the three-month periods ended March 31, 2005 and 2004 were $.12501 and $.11247, respectively.

NOTE 2. ORGANIZATION AND OFFERING:

The Company commenced its initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of the Company's advisor, W. P. Carey and Co. LLC (the "Advisor"), and selected other dealers. The Company sold 55,332,415 shares of common stock in its initial offering before suspending sales activities on December 30, 2004. The Company formally terminated the initial offering in March 2005 by filing an amendment to the registration statement for its initial offering, to deregister shares of its common stock that remained unissued as of March 8, 2005, excluding shares issuable under its Distribution Reinvestment and Share Purchase Plan (the "Plan").

In September 2004, the Company filed a registration statement with the SEC for a second offering of up to 80,000,000 shares of common stock at a price of $10 per share plus an additional 40,000,000 shares issuable under the Plan. This registration statement has not yet been declared effective.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

Pursuant to an advisory agreement between the Company and its Advisor, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the Advisor provides that the Advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which is subordinated to the preferred return, a non-compounded cumulative distribution return of 6% (the "performance fee"). As of March 31, 2005, the non-compounded cumulative distribution return was 4.78%. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. For 2005, the Advisor has elected to receive its management fee in restricted shares of common stock of the Company rather than cash. In connection with the day-to-day operations, the Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services to the operation of the Company. For the three-month period ended March 31, 2005, the Company incurred asset management fees of $637, with performance fees in like amounts, which are included in property expenses in the accompanying condensed consolidated financial statements. For the three months ended March 31, 2005, the Company incurred personnel reimbursements of $79 which are included in general and administrative expenses in the accompanying condensed consolidated financial statements. No such asset management and performance fees nor personnel cost reimbursements were incurred in the three months ended March 31, 2004.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the Advisory Agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of properties acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the performance fee. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the three-month period ended March 31, 2005, current and deferred acquisition fees were $5,201 and $4,162, respectively, and were paid or payable to the Advisor. When a real estate acquisition is completed, the Company pays the Advisor an acquisition expense allowance of 0.5% of the cost of the properties in consideration for the Advisor's payment of certain acquisition expenses. For the three-month period ended March 31, 2005, the allowance was $1,427. There were no current and deferred acquisition fees and no acquisition expense allowance incurred in the three months ended March 31, 2004.

NOTE 4. COMMITMENTS AND CONTINGENCIES:

The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Company's securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to shares sold by selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor in connection with offerings of the Company's securities were $13,445 through March 31, 2005, of which the Company has reimbursed $10,527. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

As previously reported, the Advisor and Carey Financial, the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by the Advisor and other matters. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect the Advisor and the REITs managed by the Advisor.

NOTE 5. EQUITY INVESTMENTS:

On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated ("CPA(R):15"), through a limited partnership in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.

Summarized financial information of the limited partnership is as follows:

                                                  March 31, 2005  December 31, 2004
                                                  --------------  -----------------
Assets (primarily real estate)                       $ 349,029       $ 350,882
Liabilities (primarily mortgage notes payable)        (218,807)       (219,753)
                                                     ---------       ---------
Partners' and members' equity                        $ 130,222       $ 131,129
                                                     =========       =========
Company's share of equity investees' net assets      $  40,311       $  40,596
                                                     =========       =========

                                                            Three Months Ended
                                                              March 31, 2005
                                                            ------------------
Revenues (primarily rental income)                               $ 7,135
Expenses (primarily interest on mortgages and depreciation)       (4,598)
                                                                 -------
Net income                                                       $ 2,537
                                                                 =======
Company's share of net income from equity investments            $   775
                                                                 =======

The Company also owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 35% to 50%. The lessees are Actuant Corporation, Pohjola Non-Life Insurance Company, TietoEnator Plc. and Thales S.A. The interest in Pohjola was acquired in January 2005.

Summarized financial information of the above mentioned equity investees are as follows:

                                                  March 31, 2005  December 31, 2004
                                                  --------------  -----------------
Assets (primarily real estate)                       $ 346,182       $ 249,920
Liabilities (primarily mortgage notes payable)        (257,231)       (185,665)
                                                     ---------       ---------
Partners' and members' equity                        $  88,951       $  64,255
                                                     =========       =========
Company's share of equity investees' net assets      $  35,525       $  25,368
                                                     =========       =========

                                                                                      Three Months Ended
                                                                                         March 31, 2005
                                                                                      ------------------
Revenues (primarily rental income and interest income from direct financing leases)         $ 6,951
Expenses (primarily interest on mortgages and depreciation)                                  (5,718)
                                                                                            -------
Net income                                                                                  $ 1,233
                                                                                            =======
Company's share of net income from equity investments                                       $   502
                                                                                            =======

NOTE 6. ACQUISITIONS OF REAL ESTATE:

A summary of properties (real estate accounted for under the operating method and net investment in direct financing leases), equity investments and mortgage notes receivable acquired in the quarter ended March 31, 2005 follows. These investments have previously been described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Properties Acquired

                                                                        Initial Annual
                                                                          Contractual    Mortgage    Annual Debt     Date
       Lease Obligor(s):                Cost           Location              Rent        Financing     Service     Acquired
--------------------------------    ------------  -------------------   --------------   ---------  ------------  ---------
HMS Healthcare, Inc.                $     18,732  Southfield, MI         $    1,228      $       -  $        -     1/3/2005

Clean Earth Kentucky, LLC                  7,366  Cynthiana, KY                 711          4,550         393    1/14/2005

Precise Technology Group,                 16,469  Buffalo Grove, IL           1,448              -           -    1/18/2005
  Inc.

LFD Manufacturing Limited                 23,689  Lamlukka and                1,495         11,440         900    1/28/2005
  and IDS Logistics                               Bangpa-In, Thailand
  (Thailand) Limited (1) (2)
Finisar Corporation                       29,292  Sunnyvale, CA and           2,951         17,000       1,457     2/4/2005
                                                  Allen, TX
MetalsAmerica, Inc.                        7,437  Shelby, NC                    651          4,000         339     2/9/2005
PolyPipe, Inc.                             8,714  Frenley, NV;                  787          5,000         447    2/25/2005
                                                  Gainesville, TX;
                                                  Sandersville, GA
                                                  and Erwin, TN
Telcordia Technologies, Inc. (4)         116,908  Piscataway, NJ              8,913         79,686       4,436    3/15/2005

Equity Investments Acquired

                                                                     Initial Annual
                                                                      Contractual        Mortgage    Annual Debt      Date
      Lease Obligor:                Cost             Location             Rent          Financing      Service      Acquired
--------------------------      ------------     -----------------   --------------    ------------  -----------    --------
Pohjola Non-Life Insurance      $     45,542     Helsinki, Finland   $        3,251    $     33,865   $    1,712    1/3/2005
  Company (1) (3)

(1)   Based on the applicable exchange rate on the dates of acquisition.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

(2) The Company is committed to funding expansions at these properties, at the option of the lessees, in an amount up to $6,057. In the event the expansions take place, the Company has the ability to increase its borrowing under the loan facility by $3,900 at substantially the same terms as the original borrowing.

(3) Amounts shown represent the Company's proportionate 40% share. The remaining interest is owned by an affiliate.

(4)   Annual debt service increases to $5,578 in year three.

Mortgage Notes Receivable Acquired

In January 2005, the Company originated a $54,000 mortgage collateralized by distribution and storage facilities of Reyes Holdings L.L.C. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at a fixed rate of approximately 6.34%. The Advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at a fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at a fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a derivative instrument with changes in its fair value included in the determination of net income.

NOTE 7. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net intangibles of $45,130, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income.

Intangibles are summarized as follows:

                                      MARCH 31, 2005    DECEMBER 31, 2004
                                      --------------    -----------------
Lease intangibles
 In-place lease                          $ 36,569           $  3,822
 Tenant relationship                        9,037              1,568
 Above-market rent                          6,873                347
 Less: accumulated amortization              (429)              (123)
                                         --------           --------
                                         $ 52,050           $  5,614
                                         --------           --------
Below-market rent                        $ (7,349)          $   (938)
Less: accumulated amortization                103                 22
                                         --------           --------
                                         $ (7,246)          $   (916)
                                         ========           ========

Net amortization of intangibles was $225 for the quarter ended March 31, 2005. Based on the intangibles recorded through March 31, 2005, annual net amortization of intangibles for each of the next five years is expected to be $2,364.

NOTE 8. PRO FORMA FINANCIAL INFORMATION:

The following consolidated pro forma financial information has been presented as if the Company's acquisitions made during the quarter ended March 31, 2005 had occurred on January 1, 2005 for the quarter ended March 31, 2005 and January 1, 2004 for the quarter ended March 31, 2004. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                Quarter Ended March 31,  Quarter Ended March 31,
                                         2005                      2004
                                -----------------------  -----------------------
Pro forma total revenues                       $9,008                    $8,900
Pro forma net income                            4,087                     3,382
Pro forma earnings per share:                    0.07                      0.06
   Basic

The pro forma weighted average shares outstanding for the quarters ended March 31, 2005 and 2004 were determined as if all shares issued since the inception of the Company were issued on January 1, 2004.


NOTE 9. SUBSEQUENT EVENT:

In May 2005, the Company and CPA(R):15, through 70% and 30% interests, respectively, purchased properties located in Stuart, Florida, Portsmouth, Rhode Island, Southwest Harbor and Trenton, Maine, for $58,115 and entered into a net lease with The Talaria Company, LLC. The lease has an initial term of 25 years with three ten-year renewal options and provides for initial annual rent of $5,162. Limited recourse mortgage financing of $35,000 was obtained in connection with this purchase.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated contain forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 16 - Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

We were formed in 2003 for the purpose of investing primarily in commercial and industrial properties leased to companies domestically and internationally and are managed by our advisor, W. P. Carey & Co. LLC (the "Advisor"). We intend to file our 2004 Federal tax return as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on income distributed to shareholders, provided we distribute at least 90% of our REIT taxable income to shareholders on an annual basis and meet certain other conditions. We intend to retain our REIT status.

Our initial public offering was terminated following the sale of 55,332,415 shares. (see Current Developments and Trends below). In September 2004, we filed a registration statement with the United States Securities and Exchange Commission ("SEC") for a second offering of up to 80,000,000 shares of common stock at a price of $10 per share plus an additional 40,000,000 shares issuable under the Distribution Reinvestment and Share Purchase Plan. This registration statement has not yet been declared effective.


How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We invest in commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. We also invest in mortgage loans that are collateralized by real estate. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our Results of Operations section below contains a table describing our investments as of March 31, 2005 and annual cash flow expected from each investment.

Current Developments and Trends

Competition for investments continues to remain strong. Inflation and interest rates, at least for the short term, are expected to rise.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

Rising interest rates are expected to have the following impact on our business:

- Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

- Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

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

- Rising interest rates could make other income generating products more attractive to investors on a relative basis and affect our ability to raise capital; and

- Rising interest rates may have an impact on the credit quality of certain tenants.

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

For the three months ended March 31, 2005, cash flows generated from operations and equity investments were sufficient to fund dividends paid and meet other obligations, including paying scheduled mortgage principal payments. As of March 31, 2005, we had $202,952 in cash and cash equivalents as well as $15,432 in short-term instruments and $5,000 in marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate investments, as well as maintain sufficient working capital balances and meet other commitments.

We intend to fund quarterly dividends from cash generated from operations. We also currently expect to continue raising funds through an additional offering of our common stock. Substantially all of the capital raised has been raised by one selected-dealer and any adverse change in our relationship with this selected-dealer could limit our ability to sell additional shares of common stock.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

CURRENT DEVELOPMENTS INCLUDE:

ACQUISITIONS. All investments completed during the quarter ended March 31, 2005 have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. These investments are also described below in Results of Operations.

PROPOSED ACQUISITION. In February 2005, we and an affiliate, Corporate Property Associates 15 Incorporated ("CPA(R):15"), through 25% and 75% interests, respectively, in a limited liability company, entered into a purchase and sale agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597 (based on the exchange rate of the Euro as of the date of the agreement). In the event that the purchase is completed, we and CPA(R):15 intend to seek limited recourse mortgage financing of approximately $115,223. We expect this transaction to be completed during our second quarter ending June 30, 2005.

FUND RAISING ACTIVITY. In March 2005, we filed an amendment to the registration statement for our initial offering, to deregister all shares of our common stock that remained unissued as of March 8, 2005, pursuant to our initial offering. Also registered under the registration statement were shares of our common stock to be sold pursuant to our Distribution Reinvestment and Share

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

Purchase Plan (the "Plan Shares"). The unsold Plan Shares were not deregistered by such amendment, and we will continue to issue and sell Plan Shares under our Distribution Reinvestment and Share Purchase Plan pursuant to the registration statement.

SENIOR MANAGEMENT. In March 2005, Gordon F. DuGan, vice chairman, was elected chief executive officer. Mr. DuGan was previously our co-chief executive officer with William Polk Carey, who will remain chairman of the board. Mr. DuGan will also serve as chief executive officer of our Advisor. Also in March 2005, Thomas
E. Zacharias was appointed chief operating officer. Mr. Zacharias will continue to serve as managing director and head of our Advisor's asset management department and will also serve as our Advisor's chief operating officer. In connection with the ongoing SEC investigation, the Board of Directors has accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who has been our principal accounting officer, as acting chief financial officer. A search is underway for a new chief financial officer.

DIVIDEND. In March 2005, our board of directors approved and increased the first quarter dividend to $.12501 per share payable in April 2005 to shareholders of record as of March 31, 2005.

RESULTS OF OPERATIONS

We commenced real estate operations in 2004. Through March 31, 2005, we have invested in several properties, both domestic and international, leased to companies on a net lease basis. We have also invested in mortgage loans that are collateralized by real estate We anticipate that we will use the proceeds of our initial public offering along with limited recourse property-level mortgage financing and proceeds from future offerings of our common stock to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the three-month period ended March 31, 2005 are not expected to be representative of our future results because we expect that our asset base will continue to increase. As our asset base increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as mortgage loans are obtained. We have investments in Europe, the United Kingdom and Thailand and as such, results of operations are subject to fluctuations in foreign currency exchange rates.

Real Estate Investments

Our real estate portfolio as of March 31, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $16,257, from our direct ownership of real estate as follows:

                                                            Annual                         Estimated
                                                          Contractual       Annual           Annual
                     Lease Obligor                           Rent        Debt Service      Cash Flow
                     -------------                           ----        ------------      ---------
Telcordia Technologies, Inc. (1) (3)                       $    8,913     $   4,436         $   4,477
Ply Gem Industries, Inc. (2)                                    3,510         1,790             1,720
Foss Manufacturing Company, Inc.                                3,195         1,533             1,662
Finisar Corporation (3)                                         2,951         1,457             1,494
Precise Technology Group, Inc. (3)                              1,448           --              1,448
HMS Healthcare, Inc (3) (4)                                     1,228           --              1,228
Plantasjen ASA (2)                                              2,162         1,385               777
Polestar Petty Ltd. (2)                                         2,116         1,363               753
LFD Manufacturing Limited and IDS Logistics
  (Thailand) Limited (2) (3)                                    1,495           900               595
Xpedite Systems, Inc.                                           1,395           820               575
Castle Rock Industries, Inc.                                    1,328           770               558
PolyPipe, Inc. (3)                                                787           447               340
Clean Earth Kentucky, LLC (3)                                     711           393               318
MetalsAmerica, Inc. (3)                                           651           339               312
                                                           ----------     ---------         ---------
                                                           $   31,890     $  15,633         $  16,257
                                                           ==========     =========         =========

(1) Annual debt service increases to $5,578 in year three.

(2) Based on the applicable exchange rate on the dates of acquisition. Amounts are subject to fluctuations in foreign currency exchange rates.

(3) Represents investment completed during the quarter ended March 31, 2005.

(4) Excludes two assumed leases that provide for annual rent of $318 and $63, respectively, and which expire in December 2005 and December 2010, respectively. There are no other leases expiring in the next 12 months.


We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30.77% to 50%. Our pro rata share of equity investments as of March 31, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $9,257 as follows:

                                                            Annual                         Estimated
                                                         Contractual        Annual           Annual
                     Lease Obligor                           Rent        Debt Service      Cash Flow
                     -------------                           ----        ------------      ---------
U-Haul Moving Partners, Inc. and Mercury LP                $    8,782     $   4,541         $   4,241
Thales S.A. (1)                                                 4,142         2,053             2,089
Pohjola Non-Life Insurance Company (1) (2)                      3,251         1,712             1,539
TietoEnator Plc. (1)                                            2,793         1,731             1,062
Actuant Corporation (1)                                           803           477               326
                                                           ----------     ---------         ---------
                                                           $   19,771     $  10,514         $   9,257
                                                           ==========     =========         =========

(1) Based on the applicable exchange rate on the dates of acquisition. Amounts are subject to fluctuations in foreign currency exchange rates.

(2) Represents investment completed during the quarter ended March 31, 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

A build-to-suit project for a building to be leased to Huntsman LLC is expected to be completed in September 2005 and is expected to provide for estimated annual cash flow of $3,545 once completed.

Mortgage Notes Receivable

We currently have interests in two mortgage notes receivable. Our interest in a mortgage note receivable collateralized by the distribution facilities of BlueLinx Holdings, Inc. was purchased in December 2004 and is expected to provide annual cash flow of approximately $1,300, which is based on a floating rate of interest. The note is initially scheduled to mature in November 2007 and may be extended for two-1 year periods.

In January 2005, we purchased a $12,740 mortgage note receivable and related interest-only participation collateralized by the distribution and storage facilities of Reyes Holding L.L.C. Annual cash flow from this investment, including installments of principal, is expected to approximate $1,515. The note expires in February 2015.

FINANCIAL CONDITION

Uses of Cash During the Period

There has been no material change in our financial condition since December 31, 2004. Cash and cash equivalents totaled $202,952 as of March 31, 2005, a decrease of $14,358 from the December 31, 2004 balance. Management believes we have sufficient cash balances to acquire a diversified real estate portfolio and meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - For the three-month period ended March 31, 2005, cash flows from operating activities and equity investments of $7,537 were sufficient to pay dividends to shareholders of $5,348 and meet scheduled principal payment installments on mortgage debt of $391. Annual operating cash flow is expected to increase as a result of recent investment activity. Investments completed in the quarter ended March 31, 2005 are expected to generate annual cash flow of $11,751 (subject to fluctuations in foreign currency exchange rates).

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash.

We completed several investments during the quarter ended March 31, 2005, including the purchase of a mortgage note receivable. These investments are described in Results of Operations above and in the accompanying condensed consolidated financial statements. Our recent investment activity was funded through the use of existing cash balances, proceeds from mortgage financings, the release of funds of $12,371 held in escrow and a portion of the proceeds from the sale of marketable securities and the issuance of our stock. During the quarter ended March 31, 2005, we had net sales (purchases less proceeds from sale) of marketable securities of $64,900, which was used to fund investment activity and for working capital needs. We also placed $4,753 in escrow in connection with a potential acquisition.

FINANCING ACTIVITIES - In addition to paying dividends to shareholders and making scheduled mortgage principal payments, we obtained $121,540 in mortgage financing to fund investment activity and received $38,360 from the issuance of stock, net of costs. The decrease in proceeds from the issuance of our stock as compared to the comparable prior year period is due to the termination of our initial offering in March 2005.

All of our mortgage obligations are limited recourse and bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit our

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

exposure of all of our assets with respect to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

We intend to obtain limited recourse financing ranging from approximately 50% to 60% of the purchase cost for our domestic properties and 70% to 80% for our foreign properties. We do not currently plan on seeking additional sources of financing such as an unsecured line of credit; however, our financing strategies could change in the future.

Cash Resources

As of March 31, 2005, we had $202,952 in cash and cash equivalents as well as $15,432 in short-term instruments and $5,000 in marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $35,019 as of March 31, 2005 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying dividends to shareholders, funding build-to-suit commitments on projects that we currently project to total $35,657 as well as other normal recurring operating expenses. We also intend to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from new leases, and recent property acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

Other Matters

We currently have foreign operations in Europe, the United Kingdom and Thailand and may recognize foreign currency transaction gains and losses from our foreign operations. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. We are subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

We have filed a registration statement which is not yet effective for a second "best efforts" offering to issue up to an additional 80,000,000 shares at $10 per share.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of March 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                      LESS THAN
                                                           TOTAL       1 YEAR     1-3 YEARS    3-5 YEARS  MORE THAN 5 YEARS
                                                        ----------    ---------   ---------    ---------  -----------------
Limited recourse mortgage notes payable (1)             $  344,415    $ 15,636    $ 32,563     $ 34,182     $     262,034
Deferred acquisition fees (1)                               14,207       3,392       8,967        1,848                --
Deposit held for future expansion (3)                        1,926       1,926          --           --                --
Build-to-suit commitment (4)                                35,657      35,657          --           --                --
Operating leases (2)                                           599          41          97          102               359
                                                        ----------    --------    --------     --------     -------------
                                                        $  396,804    $ 56,652    $ 41,627     $ 36,132     $     262,393
                                                        ==========    ========    ========     ========     =============

(1)   Amounts are inclusive of principal and interest.

(2) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

(3) In connection with the acquisition of the Polestar Petty property in 2004, we entered into an agreement to fund a future expansion at the property.

(4) Represents remaining build-to-suit commitments for two projects. Commitments include a project in Woodlands, Texas where estimated total construction costs are currently projected to total $38,025, of which $7,842 was funded as of March 31, 2005 and a project in Thailand where estimated total construction costs are currently projected to total $5,474 (subject to fluctuations in foreign currency exchange rates).

SUBSEQUENT EVENT

In May 2005, we and CPA(R):15, through 70% and 30% interests, respectively, purchased properties located in Stuart, Florida, Portsmouth, Rhode Island, Southwest Harbor and Trenton, Maine, for $58,115 and entered into a net lease with The Talaria Company, LLC. The lease has an initial term of 25 years with three ten-year renewal options and provides for initial annual rent of $5,162. Limited recourse mortgage financing of $35,000 was obtained in connection with this purchase.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

      Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands except share and per share amounts)

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

All of our $217,047 of long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of March 31, 2005 ranged from 4.81% to 7.15%.

                                 2005     2006     2007      2008     2009   Thereafter    Total     Fair Value
                                ------   ------   ------    ------   ------  ----------   --------   ----------
Fixed rate debt                 $2,084   $2,991   $3,972    $4,830   $5,192  $  197,978   $217,047   $  216,859
Weighted average interest rate    5.99%    6.07%    5.86%     5.93%    5.94%       5.87%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2005 by approximately $15,572.

At March 31, 2005, we own $5,000 of auction-rate securities which are long-term securities that provide a resetting of their interest rate at intervals (typically ranging between weekly and semi-annually) and provide a market mechanism which allows a holder to sell at the interest reset date. Because of the interest reset, auction-rate securities are priced and traded as short-term investments. There is no assurance that an auction-rate security will be sold at par nor can sellers force issuers to redeem if sell orders exceed buy orders at an interest rate reset date.

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

Foreign Currency Exchange Rate Risk

We have foreign operations in the United Kingdom, France, Finland, Germany, Sweden ,Canada and Thailand and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. The majority of our foreign operations were conducted in the Euro. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation losses of $94 are included in the accompanying condensed consolidated financial statements for the quarter ended March 31, 2005.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2005.

Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) For the quarter ended March 31, 2005, 39,511 shares were issued to the Advisor as consideration for asset management fees. Shares were issued at $10 per share.

(b) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from our initial offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of March 31, 2005:

Shares registered:                                                                                                     110,000,000
Aggregate price of offering amount registered:                                                                      $1,100,000,000
Shares sold:                                                                                                            55,374,421
Aggregated offering price of amount sold:                                                                           $  553,744,210
Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of
  the issuer:                                                                                                       $           --
Direct or indirect payments to others:                                                                              $   54,970,880
Net offering proceeds to the issuer after deducting expenses:                                                       $  498,773,330
Purchases of real estate, mortgage notes receivable, and equity investments:                                        $  269,694,568
Temporary investments in cash and cash equivalents:                                                                 $  229,078,762

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the quarter ended March 31, 2005, no matters were submitted to a vote of security holders.

Item 5. - OTHER INFORMATION

On May 5, 2005, the Advisor announced the resignation of John Park as its Chief Financial Officer in connection with an ongoing investigation by the Securities and Exchange Commission of payments to broker-dealers that is described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Mr. Park has also resigned as Chief Financial Officer of the Company.

Claude Fernandez, the Company's Principal Accounting Officer, will assume the position of acting Chief Financial Officer and Michael D. Roberts, an Executive Director of the Company, will assume the position of acting Principal Accounting Officer, effective immediately. The Company has commenced a search for a new Chief Financial Officer.

Claude Fernandez, age 52, joined the Company as Assistant Controller in March 1983, was elected Controller in July 1983, Vice President in April 1986, and was until now a Managing Director and the Principal Accounting Officer of the Company.

Michael D. Roberts, age 53, joined the Company as Second Vice President and Assistant Controller in April 1989, was named Vice President and Controller in October in 1989, First Vice President in 1997, and was until now an Executive Director of the Company.

Item 6. - EXHIBITS:

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

5/10/2005                               By: /s/ Claude Fernandez
---------                                   ----------------------------------
  Date                                     Claude Fernandez
                                           Managing Director and
                                           acting Chief Financial Officer
                                           (acting Principal Financial Officer)

5/10/2005                               By: /s/ Michael D. Roberts
---------                                   ----------------------------------
  Date                                     Michael D. Roberts
                                           Executive Director and Controller
                                           (acting Principal Accounting Officer)