Form 10-Q
period 2005-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2005-08-15
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                              _____________________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 001-32162
                             ______________________

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

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920

                                 (212) 492-1100
                              _____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Registrant has 56,604,322 shares of common stock, $.001 par value outstanding at August 9, 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                      INDEX

                                                                                                                        Page No.
                                                                                                                        --------
PART I
Item 1. - Financial Statements*
      Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                                                   3
      Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004                             4
      Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2005 and 2004        4
      Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004                                   5
      Notes to Consolidated Financial Statements                                                                           6-10
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations                           11-17
Item 3. - Quantitative and Qualitative Disclosures about Market Risk                                                         18
Item 4. - Controls and Procedures                                                                                            19

PART II - Other Information
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                                        20
Item 4. - Submission of Matters to a Vote of Security Holders                                                                20
Item 6. - Exhibits                                                                                                           20
Signatures                                                                                                                   21

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                                                                               December 31, 2004
                                                                                                June 30, 2005       (Note)
                                                                                                -------------  -----------------
     ASSETS:
Land and buildings, net of accumulated depreciation of $2,289 and $443 at June 30, 2005 and
  December 31, 2004                                                                             $     300,674      $   58,654
Net investment in direct financing leases                                                             129,644          97,102
Real estate under construction                                                                         21,612           9,994
Mortgage notes receivable                                                                              29,845          20,291
Cash and cash equivalents                                                                             159,176         217,310
Short-term investments                                                                                 13,400           9,753
Equity investments                                                                                     85,335          65,964
Marketable securities                                                                                  10,900          69,900
Funds in escrow                                                                                        15,802          22,922
Intangible assets, net of accumulated amortization of $1,137 at June 30, 2005 and $123 at
  December 31, 2004                                                                                    57,843           5,614
Deferred offering costs                                                                                 1,327           3,080
Other assets                                                                                            6,346           4,928
                                                                                                -------------      ----------
   Total assets                                                                                 $     831,904      $  585,512
                                                                                                =============      ==========
     LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                         $     290,302      $   97,691
Accrued interest                                                                                        1,626             298
Prepaid rental income and security deposits                                                             4,996           2,821
Other deposits                                                                                          1,000           2,458
Due to affiliates                                                                                       6,762           4,399
Dividends payable                                                                                       8,162           5,353
Deferred acquisition fees payable to affiliate                                                         14,251           7,535
Accounts payable and accrued expenses                                                                   1,442             833
Other liabilities                                                                                       7,799             916
                                                                                                -------------      ----------
   Total liabilities                                                                                  336,340         122,304
                                                                                                -------------      ----------
Minority interest                                                                                       6,855               -
                                                                                                -------------      ----------
Commitments and contingencies (Note 4)
Shareholders' equity:
Common stock, $.001 par value; 110,000,000 shares authorized; 56,236,347 and 51,426,720 shares
  issued and outstanding at June 30, 2005 and December 31, 2004                                            56              51
Additional paid-in capital                                                                            505,561         465,292
Dividend in excess of accumulated earnings                                                            (13,390)         (6,188)
Accumulated other comprehensive income                                                                 (2,878)          4,053
                                                                                                -------------      ----------
                                                                                                      489,349         463,208
Less, treasury stock at cost, 68,770 shares at June 30, 2005                                             (640)              -
                                                                                                -------------      ----------
   Total shareholders' equity                                                                         488,709         463,208
                                                                                                -------------      ----------
   Total liabilities, minority interest and shareholders' equity                                $     831,904      $  585,512
                                                                                                =============      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                                 2005           2004            2005           2004
                                                             ------------    -----------    ------------    ----------
Revenues:
  Rental income                                              $      7,000    $       106    $     10,887    $      106
  Interest income from direct financing leases                      2,380            341           4,307           341
  Interest income on mortgage receivable                              496              -           1,059             -
  Other operating income                                              141              -             207             -
                                                             ------------    -----------    ------------    ----------
                                                                   10,017            447          16,460           447
                                                             ------------    -----------    ------------    ----------
Operating expenses:
  Depreciation and amortization                                     1,828             11           2,720            11
  General and administrative                                        1,137            186           2,045           313
  Property expenses                                                 1,925            222           3,294           222
                                                             ------------    -----------    ------------    ----------
                                                                    4,890            419           8,059           546
                                                             ------------    -----------    ------------    ----------
   Income before other interest income, minority interest,
    equity income, gains and losses, and interest expense           5,127             28           8,401           (99)
  Other interest income                                             1,506            297           3,007           391
  Minority interest in income                                        (130)             -            (130)            -
  Income from equity investments                                    1,241            423           2,518           423
  Loss on foreign currency transactions and derivative
   instrument, net                                                    (20)             -            (186)            -
  Interest expense                                                 (3,680)          (233)         (5,722)         (233)
                                                             ------------    -----------    ------------    ----------
   Net income                                                $      4,044    $       515    $      7,888    $      482
                                                             ============    ===========    ============    ==========
Basic earnings per share                                     $       0.07    $      0.03    $       0.14    $     0.05
                                                             ============    ===========    ============    ==========

Dividends declared per share                                 $     .14500    $    .11290    $     .27001    $   .22537
                                                             ============    ===========    ============    ==========

Weighted average shares outstanding - basic                    56,197,766     15,320,209      55,824,822     9,357,555
                                                             ============    ===========    ============    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)(Unaudited)
                                 (in thousands)

                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                          2005              2004        2005            2004
                                                       -----------        --------   ----------       --------
Net income                                             $     4,044        $    515   $    7,888       $    482
Other comprehensive income (loss):
  Change in foreign currency translation adjustment         (4,172)             37       (6,931)            37
                                                       -----------        --------   ----------       --------
  Comprehensive income (loss)                          $      (128)       $    552   $      957       $    519
                                                       ===========        ========   ==========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                            Six Months Ended June 30,
                                                                                               2005           2004
                                                                                           ------------    ----------
Cash flows from operating activities:
Net income                                                                                 $      7,888    $      482
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization of intangible assets and deferred financing costs                2,754            13
   Realized loss on foreign currency transactions, net                                               27             -
   Unrealized loss on foreign currency transactions, net                                            185             -
   Unrealized gain on derivative instrument                                                         (26)            -
   Equity income in excess of distributions received                                               (303)         (423)
   Issuance of shares to affiliate in satisfaction of fees due                                    1,190             -
   Minority interest in income                                                                      130             -
   Straight-line rent adjustments and amortization of rent related intangibles                     (434)           (7)
   Increase in accrued interest                                                                   1,353           207
   Increase in due to affiliates (a)                                                              2,332           170
   Increase in accounts payable and accrued expenses (a)                                            137             -
   Increase in prepaid rent and security deposits                                                 3,793           332
   Net change in other operating assets and liabilities                                            (752)          171
                                                                                           ------------    ----------
    Net cash provided by operating activities                                                    18,274           945
                                                                                           ------------    ----------
Cash flows from investing activities:
   Distributions received from equity investments in excess of equity income                      1,079             -
   Contributions to equity investments                                                              (79)            -
   Purchase of short term investments                                                            (3,516)            -
   Purchase of securities                                                                       (31,825)            -
   Proceeds from sale of securities                                                              90,825             -
   Purchase of mortgage note receivable                                                         (12,778)            -
   Funds held in escrow for acquisition of real estate                                           (4,253)      (37,206)
   Release of funds held in escrow for acquisition of real estate and equity investments         12,371             -
   Principal payment of mortgage note receivable                                                     66             -
   Acquisition of real estate and equity investments (b)                                       (351,534)      (84,542)
                                                                                           ------------    ----------
    Net cash used in investing activities                                                      (299,644)     (121,748)
                                                                                           ------------    ----------
Cash flows from financing activities:
   Proceeds from issuance of stock, net of costs of raising capital                              41,340       201,091
   Proceeds from mortgages (c)                                                                  196,065        18,840
   Deferred financing costs and mortgage deposits, net of deposits refunded                          44             -
   Payments of mortgage principal                                                                (1,056)            -
   Dividends paid                                                                               (12,281)         (369)
   Purchase of treasury stock                                                                      (640)            -
                                                                                           ------------    ----------
    Net cash provided by financing activities                                                   223,472       219,562
                                                                                           ------------    ----------
Effect of exchange rate changes on cash                                                            (236)            -
                                                                                           ------------    ----------
    Net (decrease) increase in cash and cash equivalents                                        (58,134)       98,759
Cash and cash equivalents, beginning of period                                                  217,310           170
                                                                                           ------------    ----------
Cash and cash equivalents, end of period                                                   $    159,176    $   98,929
                                                                                           ============    ==========

(a) Increase in due to affiliates and accounts payable and accrued expenses excludes amounts related to the raising of capital (financing activities) pursuant to the Company's initial public offering. At June 30, 2005 and 2004, the amount due to the Company's advisor for such costs were $3,583 and $2,166, respectively.

(b) The cost basis of real estate investments acquired during the six-month periods ended June 30, 2005 and 2004 also includes deferred acquisition fees payable of $6,716 and $2,919, respectively.

(c) Net of $2,325 retained by mortgage lenders during the six-month period ended June 30, 2005.

        The accompanying notes are an integral part of these consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 16 - Global Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Information About Geographic Areas

The Company has international investments in Canada, Finland, France, Germany, Sweden, Thailand and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $1,745 and $341 for the three months ended June 30, 2005 and 2004, respectively, lease revenues of $3,337 and $341 for the six months ended June 30, 2005 and 2004, respectively, income from equity investments of $518 and $25 for the three months ended June 30, 2005 and 2004, respectively, and income from equity investments of $1,020 and $25 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, long-lived assets related to international investments were $133,999 and $92,798, respectively.

NOTE 2. ORGANIZATION AND OFFERING:

The Company commenced its initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a "best efforts" basis by Carey Financial, LLC ("Carey Financial"), a wholly-owned subsidiary of W. P. Carey and Co. LLC (the "Advisor"), and selected other dealers. The Company sold 55,332,415 shares of common stock in its initial offering before suspending sales activities on December 30, 2004. The Company formally terminated its initial offering in March 2005 by filing an amendment to the registration statement for its initial offering, to deregister shares of its common stock that remained unissued as of March 8, 2005, excluding shares issuable under its Distribution Reinvestment and Share Purchase Plan (the "Plan").

In August 2005, the Company filed an amendment to the registration statement filed with the SEC in 2004 for a second "best efforts" public offering of up to 55,000,000 shares. This registration statement has not yet been declared effective.

NOTE 3. TRANSACTIONS WITH RELATED PARTIES:

Pursuant to an advisory agreement between the Company and its Advisor, the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the Advisor provides that the Advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the "performance fee") is subordinated to the preferred return, a non-compounded cumulative distribution return of 6%. As of June 30, 2005, the non-compounded cumulative distribution return was 5.06%. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. For 2005, the Advisor has elected to receive its management fee in restricted shares of common stock of the Company. In connection with the day-to-day operations, the Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services to the operation of the Company. For the three months ended June 30, 2005 and 2004, the Company incurred asset management fees of $869 and $111, respectively and $1,506 and $111 for the six months ended June 30, 2005 and 2004, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying financial statements. For the three and six months ended June 30, 2005, the Company incurred personnel reimbursements of $99 and $178 respectively, which are included in general and administrative expenses in the accompanying financial statements. No such personnel cost reimbursements were incurred in the three and six-month periods ended June 30, 2004.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of properties acquired, of which

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

2% will be deferred and payable in equal annual installments over three years with payment subordinated to the preferred return. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the six months ended June 30, 2005, current and deferred acquisition fees were $8,395 and $6,716, respectively, and were paid or payable to the Advisor. For transactions that were completed during the six months ended June 30, 2004, current and deferred acquisition fees were $3,440 and $2,752, respectively, and were paid or payable to the Advisor. When a real estate acquisition is completed, the Company pays the Advisor an acquisition expense allowance of 0.5% of the cost of the properties in consideration for the Advisor's payment of certain acquisition expenses. For the six months ended June 30, 2005 and 2004, the allowance was $2,063 and $729, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.

In response to subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15"), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and CPA(R):15 paid in excess of $1,200. In addition, other smaller payments by these REITs to the same and other broker-dealers have been identified aggregating less than $1,000. The Company did not make, or make reimbursements in respect of, any of these payments to broker-dealers.

Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor and the REITs managed by the Advisor, including the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the Advisor or Carey Financial could also have a material adverse effect on the Company because of the Company's dependence on the Advisor and Carey Financial for a broad range of services, including in connection with the offering of securities.

The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Company's securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor in connection with offerings of the Company's securities were $13,638 through June 30, 2005, of which the Company has reimbursed $10,527. Unpaid costs are included in due to affiliates in the accompanying financial statements.

NOTE 5. EQUITY INVESTMENTS:

On April 29, 2004, the Company, along with two affiliates, CPA(R):14 and CPA(R):15, through a limited partnership in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

Summarized financial information of the limited partnership is as follows:

                                                               June 30, 2005    December 31, 2004
                                                               -------------    -----------------
Assets (primarily real estate)                                 $     344,158      $     350,882
Liabilities (primarily mortgage notes payable)                      (214,965)          (219,753)
                                                               -------------      -------------
Partners' and members' equity                                  $     129,193      $     131,129
                                                               =============      =============
Company's share of equity investees' net assets                $      39,988      $      40,596
                                                               =============      =============

                                                               Six Months Ended June 30,
                                                               -------------------------
                                                                  2005           2004
                                                               ----------      ---------
Revenues (primarily rental income)                             $   14,294      $   4,927
Expenses (primarily interest on mortgages and depreciation)        (9,385)        (3,624)
                                                               ----------      ---------
Net income                                                     $    4,909      $   1,303
                                                               ==========      =========
Company's share of net income from equity investments          $    1,498      $     398
                                                               ==========      =========

The Company also owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, Pohjola Non-Life Insurance Company, TietoEnator Plc., Thales S.A. and Hellweg Die Profi-Baumarkte GmbH & Co. KG. The interests in Pohjola and Hellweg were acquired in January 2005 and June 2005, respectively (see Note 6).

Summarized financial information of the above mentioned equity investees are as follows:

                                                           June 30, 2005    December 31, 2004
                                                           -------------    -----------------
Assets (primarily real estate)                             $     483,657       $    249,920
Liabilities (primarily mortgage notes payable)                  (353,063)          (185,665)
                                                           -------------       ------------
Partners' and members' equity                              $     130,594       $     64,255
                                                           =============       ============
Company's share of equity investees' net assets            $      45,347       $     25,368
                                                           =============       ============

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2005            2004
                                                                                      ---------       ---------
Revenues (primarily rental income and interest income from direct financing leases)   $  14,368       $     708
Expenses (primarily interest on mortgages and depreciation)                             (11,748)           (161)
                                                                                      ---------       ---------
Net income                                                                            $   2,620       $     547
                                                                                      =========       =========
Company's share of net income from equity investments                                 $   1,020       $      25
                                                                                      =========       =========

NOTE 6. ACQUISITIONS OF REAL ESTATE-RELATED INVESTMENTS:

A summary of properties (real estate accounted for under the operating method and net investment in direct financing leases), equity investments and mortgage notes receivable acquired in the six months ended June 30, 2005 and 2004 is as follows:

PROPERTIES ACQUIRED

                                                                                 Initial Annual
                                                                                  Contractual    Mortgage   Annual Debt    Date
            Lease Obligor(s):                  Cost            Location               Rent       Financing    Service    Acquired
-------------------------------------------  ---------  -----------------------  --------------  ---------  -----------  ---------
HMS Healthcare, Inc.                         $  18,732  Southfield, MI              $ 1,228      $   9,100    $   643     1/3/2005
Clean Earth Kentucky, LLC                        7,366  Cynthiana, KY                   711          4,550        393    1/14/2005
Precise Technology Group, Inc.                  16,469  Buffalo Grove, IL             1,448             -          -     1/18/2005
LFD Manufacturing Limited and IDS Logistics     23,689  Lamlukka and                  1,495         11,440        900    1/28/2005
  (Thailand) Limited (1) (2)                            Bangpa-In, Thailand
Finisar Corporation                             29,292  Sunnyvale, CA and             2,951         17,000      1,457     2/4/2005
                                                        Allen, TX
MetalsAmerica, Inc.                              7,437  Shelby, NC                      651          4,000        339     2/9/2005
PolyPipe, Inc.                                   8,714  Frenley, NV;                    787          5,000        447    2/25/2005
                                                        Gainesville, TX;
                                                        Sandersville, GA
                                                        and Erwin, TN
Telcordia Technologies, Inc. (4)               116,908  Piscataway, NJ                8,913         79,686      4,436    3/15/2005
The Talaria Company (Hinckley) (5)              58,319  Stuart, FL; Portsmouth,       5,162         35,000      3,072    5/6/2005
                                                        RI and Southwest Harbor
                                                        And Trenton, ME
MetoKote Corporation and MetoKote Canada
  Limited (1)                                   38,306  Huber Heights,                3,326         26,000      1,601    5/27/2005
                                                        Sheffield Village and
                                                        Lima, OH;
                                                        Lebanon, Tennessee and
                                                        Peru, IL; Ontario,
                                                        Canada
Career Education Corp. (7)                      10,541  Nashville, TN                   475          6,500        480    6/24/2005

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

EQUITY INVESTMENTS ACQUIRED

                                                                                 Initial Annual
                                                                                  Contractual    Mortgage   Annual Debt    Date
              Lease Obligor:                   Cost            Location               Rent       Financing    Service    Acquired
-------------------------------------------  ---------  -----------------------  --------------  ---------  -----------  ---------
Pohjola Non-Life Insurance Company (1) (3)   $  45,542  Helsinki, Finland           $ 3,251       $ 33,865    $ 1,712    1/3/2005

Hellweg Die Profi-Baumarkte GmbH & Co. KG
(1) (6)                                         38,543  16 properties in              3,138         26,591      1,727    6/9/2005
                                                        Germany

(1)   Based on the applicable exchange rate on the dates of acquisition.

(2) The Company is committed to funding expansions at these properties, at the option of the lessees, in an amount up to $6,057. In the event the expansions take place, the Company has the ability to increase its borrowing under the loan facility by $3,900 at substantially the same terms as the original borrowing.

(3) Amounts shown represent the Company's 40% interest in this investment. The remaining interest is owned by an affiliate.

(4)   Annual debt service increases to $5,578 in year three.

(5) The Company acquired a 70% interest in this investment. The remaining interest is owned by an affiliate. Amounts in the table above represent 100% of the investment as the investment is consolidated by the Company.

(6) Amounts shown represent the Company's 25% interest in this investment. The remaining interest is owned by an affiliate.

(7) Career Education Corp. is expected to increase its occupancy at the property in stages over an 18-month period. As a result of the increased occupancy as well as stated annual rent increases, rental income will be recognized on an annual straight-line basis of $868.

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

During the six months ended June 30, 2004, the Company completed real estate related investments totaling approximately $146,700 (based on the exchange rate on the date of acquisition). Included in this total is $96,620 representing an equity method investment in 78 self-storage facilities that operate under the U-Haul brand name. These investments have been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Costs incurred in connection with structuring proposed transactions that were not completed were $309 and $593 for the three and six months ended June 30, 2005, respectively. No such costs were incurred in the three and six months ended June 30, 2004. These costs are included in general and administrative expenses in the accompanying financial statements.

NOTE 7. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net intangibles of $50,989, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income.

Intangibles are summarized as follows:

                                               JUNE 30, 2005    DECEMBER 31, 2004
                                               -------------    -----------------
Lease intangibles
 In-place lease                                 $    40,106         $   3,822
 Tenant relationship                                 11,552             1,568
 Above-market rent                                    7,322               347
 Less: accumulated amortization                      (1,137)             (123)
                                                -----------         ---------
                                                $    57,843         $   5,614
                                                -----------         ---------
Below-market rent                               $    (7,991)        $    (938)
Less: accumulated amortization                          192                22
                                                -----------         ---------
                                                $    (7,799)        $    (916)
                                                ===========         =========

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                (in thousands except share and per share amounts)

Net amortization of intangibles was $619 and $844 for the three and six months ended June 30, 2005, respectively. Net amortization for the three and six months ended June 30, 2004 was $1. Based on the intangibles recorded through June 30, 2005, annual net amortization of intangibles for each of the next five years is expected to be $2,650.

NOTE 8. PRO FORMA FINANCIAL INFORMATION:

The following consolidated pro forma financial information has been presented as if the Company's acquisitions made during the six month period ended June 30, 2005 had occurred on January 1, 2005 and 2004 for the three month and six month periods ended June 30, 2005 and 2004. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods

                                               Three Months Ended June 30,
                                               ---------------------------
                                                 2005              2004
                                               ---------         ---------
  Pro forma total revenues                     $  18,062         $   8,835
  Pro forma net income                            11,609             1,020

  Pro forma earnings per share:
      Basic and diluted                        $     .21         $     .02

                                               Six Months Ended June 30,
                                               -------------------------
                                                 2005               2004
                                               ---------        --------
  Pro forma total revenues                     $  27,070        $ 17,735
  Pro forma net income                            15,696           4,402
  Pro forma earnings per share:
      Basic and diluted                        $     .28        $    .08

The pro forma net income and earnings per share figures for the three and six-month periods ended June 30, 2005 presented above include losses on foreign currency transactions of $118 and $212, respectively. No such losses on foreign currency transactions were incurred in the three and six-month periods ended June 30, 2004. The pro forma weighted average shares outstanding for the three and six month periods ended June 30, 2005 and 2004 were determined as if all shares issued since the inception of the Company were issued on January 1, 2004.

NOTE 9. SUBSEQUENT EVENTS:

In July 2005, the Company and CPA(R):15, each through 50% interests, purchased land and buildings in Paris, France, for E88,564 ($107,074 based on the exchange rate of the Euro on the date of acquisition) and assumed an existing lease agreement with The Paris Police Department. The assumed lease expires in June 2019 and does not provide for any renewal options. Annual rent as of the date of lease assumption is E5,011 ($6,058 based on the exchange rate of the Euro on the date of acquisition). Limited recourse mortgage financing totaling E65,000 ($78,585 based on the exchange rate of the Euro on the date of acquisition) was obtained in connection with this purchase.

In July 2005, the Company purchased land and building in Saltillo, Mexico, for $3,782, and entered into a net lease agreement guaranteed by MetoKote Corporation and denominated in U.S. dollars. The lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $335.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 16 - Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We were formed in 2003 for the purpose of investing primarily in commercial and industrial properties leased to companies domestically and internationally and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). We intend to file our 2004 Federal tax return as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on income distributed to shareholders, provided we distribute at least 90% of our REIT taxable income to shareholders on an annual basis and meet certain other conditions. We intend to retain our REIT status.

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

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our Results of Operations section below contains a table describing our investments as of June 30, 2005 and annual cash flow expected from each investment.

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

- The impact of rising interest rates would be mitigated through our use of fixed interest rates on our current debt; however, financing obtained in connection with subsequent investments or on unencumbered properties could be affected;

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

We will continue to pursue our objectives through long-term investment transactions and diversifying our portfolio. We expect to continue investing in the international commercial real estate market, as we believe the international market may provide for favorable opportunities. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter lease and loan maturities. Investing in additional international properties increases our exposure to fluctuations in foreign currency exchange rates.

For the six months ended June 30, 2005, cash flows generated from operations and equity investments were sufficient to fund distributions paid and meet other obligations, including paying scheduled mortgage principal payments. As of June 30, 2005, we had $159,176 in cash and cash equivalents as well as $13,400 in short-term instruments and $10,900 in auction-rate marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate investments, as well as maintain sufficient working capital balances and meet other commitments.

We intend to fund quarterly distributions from cash generated from operations. We also currently expect to continue raising funds through an additional public offering of our common stock. Substantially all of the capital raised has been raised by one selected-dealer and any adverse change in our relationship with this selected-dealer could limit our ability to sell additional shares of common stock.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

Current Developments Include:

ACQUISITIONS - Our Advisor is continuing to evaluate investments to utilize our existing cash balances raised from our initial public offering. During the quarter ended June 30, 2005, we completed transactions totaling approximately $128,000. In May 2005, we and an affiliate, Corporate Property Associates 15 ("CPA(R):15"), through 70% and 30% interests, respectively, in a limited liability company, acquired land and buildings in Stuart, FL; Portsmouth, Rhode Island and Southwest Harbor and Trenton, ME for $58,319 and entered into a net lease with The Talaria Company (doing business as The Hinckley Company). The lease has an initial term of 25 years with two 5-year renewal options followed by two 10-year renewal options and provides for initial annual rent of $5,162. The lease also provides for rent increases every four years based on increases in the CPI. In connection with the purchase, the limited liability company obtained a limited recourse mortgage loan of $35,000.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

In May 2005, we acquired land and buildings in Huber Heights, Sheffield Village and Lima, OH; and Lebanon, Tennessee and Peru, IL for $28,414 and Ontario, Canada for CAD 12,464 ($9,892 based on the exchange rate of the Canadian Dollar as of the date of the agreement) and entered into leases with MetoKote Corporation for the domestic properties and MetoKote Canada Limited for the Canadian property. The leases each have an initial lease term of 20 years with two 10-year renewal options and provide for initial annual rent of $2,471 on the domestic properties and CAD 1,084 ($885) on the Canadian property. Each lease also provides for annual rent increases based on increases in the CPI of the respective country. In connection with the purchase, we obtained limited recourse mortgage loans of $20,000 on the domestic properties and CAD 7,492 ($6,000) on the Canadian Property.

In June 2005, we and CPA(R):15, through 25% and 75% interests, respectively, in a limited liability company, acquired 16 retail facilities throughout Germany for E126,101 ($154,171 based on the exchange rate of the Euro as of the date of the agreement, of which our share is $38,543), and entered into a net lease with Hellweg Die Profi-Baumarkte GmbH & Co. KG. The lease has an initial term of 25 years with a 5-year renewal option and provides for initial annual rent of E10,267 ($12,552, of which our share is $3,138). The lease also provides for rent increases every two years based on increases in the German CPI. In connection with the acquisition, the limited liability company obtained a limited recourse mortgage loan of E87,000 ($106,366 of which our share is $26,591).

In June 2005, we acquired land and buildings in Nashville, TN for $10,541 and assumed a net lease with Career Education Corporation. The lease expires in June 2019 with two 5-year renewal options and provides for annual rent at the date of assumption of $475. Career Education is expected to increase its occupancy over an 18-month period as the property is being retrofitted to their specifications per an existing agreement with the former owner of the property. Accordingly, rent will increase in accordance with the tenant's expanded occupancy followed by stated annual rent increases. As a result, rental income will be recognized on an annual straight-line basis of $868. In connection with the purchase, we obtained a limited recourse mortgage loan of $6,500.

See Subsequent Events below for descriptions of acquisitions completed in July 2005.

FUND RAISING ACTIVITY - Our initial public offering was terminated in March 2005 following the sale of 55,332,415 shares. In August 2005, we filed an amendment to our registration statement filed with the United States Securities and Exchange Commission ("SEC") in 2004 for a second "best efforts" public offering of up to 55,000,000 shares. This registration statement has not yet been declared effective. We currently anticipate that sales of shares in our second offering will commence before the end of 2005.

DIVIDEND - In June 2005, our board of directors approved and increased the second quarter dividend to $.1450 per share payable in July 2005 to shareholders of record as of June 30, 2005.

RESULTS OF OPERATIONS

We commenced real estate operations in 2004, and our results of operations for the three and six months ended June 30, 2004 reflect the limited nature of our operations during those periods. Through June 30, 2005, we have invested in several properties, both domestic and international, leased to companies on a net lease basis. We have also invested in mortgage loans that are collateralized by real estate. We anticipate that we will continue to use the proceeds of our initial public offering along with limited recourse property-level mortgage financing and proceeds from future offerings of our common stock to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the three-month period ended June 30, 2005 are not expected to be representative of our future results because we expect that our asset base will continue to increase. As our asset base increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as mortgage loans are obtained. We have investments in Europe, the United Kingdom, Thailand and Canada and as such, results of operations are subject to fluctuations in foreign currency exchange rates.

Real Estate Investments

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                 (Amounts in  thousands, except share amounts)

Our real estate portfolio as of June 30, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $19,424, from our direct ownership of real estate as follows:

                                                                       Annual                   Estimated
                                                                     Contractual     Annual      Annual
                          Lease Obligor                                 Rent      Debt Service  Cash Flow
------------------------------------------------------------------   -----------  ------------  ---------
2005 ACQUISITIONS
Telcordia Technologies, Inc. (1) (3)                                 $     8,913  $      4,436  $   4,477
The Talaria Company (Hinckley) (3) (6)                                     5,162         3,072      2,090
MetoKote Corporation and MetoKote Canada Limited (2) (3) (5)               3,326         1,601      1,725
Finisar Corporation                                                        2,951         1,457      1,494
Precise Technology Group, Inc.                                             1,448             -      1,448
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited (2)         1,495           900        595
HMS Healthcare, Inc. (4)                                                   1,228           643        585
PolyPipe, Inc.                                                               787           447        340
Clean Earth Kentucky, LLC                                                    711           393        318
MetalsAmerica, Inc.                                                          651           339        312
Career Education Corp. (3) (7)                                               475           480         (5)
2004 ACQUISITIONS
Ply Gem Industries, Inc. (2)                                               3,510         1,790      1,720
Foss Manufacturing Company, Inc.                                           3,195         1,533      1,662
Plantasjen ASA (2)                                                         2,162         1,385        777
Polestar Petty Ltd. (2)                                                    2,116         1,363        753
Xpedite Systems, Inc.                                                      1,395           820        575
Castle Rock Industries, Inc.                                               1,328           770        558
                                                                     -----------  ------------  ---------
                                                                     $    40,853  $     21,429  $  19,424
                                                                     ===========  ============  =========

(1)   Annual debt service increases to $5,578 in year three.

(2) Based on the applicable exchange rate on the date of acquisition. Amounts are subject to fluctuations in foreign currency exchange rates.

(3)   Represents investment completed during the quarter ended June 30, 2005.

(4) Excludes two assumed leases that provide for annual rent of $318 and $63, respectively, and which expire in December 2005 and December 2010, respectively.

(5)   Annual debt service increases to $2,171 in year two.

(6) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $627 for the six months ended June 30, 2005.

(7) Career Education Corp. is expected to increase its occupancy at the property in stages over an 18-month period. As a result of the increased occupancy as well as stated annual rent increases, rental income will be recognized on an annual straight-line basis of $868.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our pro rata share of equity investments as of June 30, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $10,668 as follows:

                                                      Annual                     Estimated
                                                    Contractual      Annual       Annual
                 Lease Obligor                         Rent       Debt Service   Cash Flow
-------------------------------------------------   -----------   ------------   ---------
2005 ACQUISITIONS
Pohjola Non-Life Insurance Company (1)              $     3,251    $    1,712    $   1,539
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (2)         3,138         1,727        1,411
2004 ACQUISITIONS
U-Haul Moving Partners, Inc. and Mercury LP               8,782         4,541        4,241
Thales S.A. (1)                                           4,142         2,053        2,089
TietoEnator Plc. (1)                                      2,793         1,731        1,062
Actuant Corporation (1)                                     803           477          326
                                                    -----------    ----------    ---------
                                                    $    22,909    $   12,241    $  10,668
                                                    ===========    ==========    =========

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                 (Amounts in  thousands, except share amounts)

(1) Based on the applicable exchange rate on the date of acquisition. Amounts are subject to fluctuations in foreign currency exchange rates.

(2)   Represents investment completed during the quarter ended June 30, 2005.

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

FINANCIAL CONDITION

Uses of Cash During the Period

We used a combination of existing cash balances, limited recourse financing and other sources (see investing activities below) to fund acquisitions totaling $402,000 for the six months ended June 30, 2005. As a result, our cash and cash equivalents decreased $58,134 from the December 31, 2004 balance. Management believes we have sufficient cash balances to acquire a diversified real estate portfolio and meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. For the six months ended June 30, 2005, cash flows from operating activities and equity investments of $19,353 were sufficient to pay distributions to shareholders of $12,281 and meet scheduled principal payment installments on mortgage debt of $1,056. Annual operating cash flow is expected to increase as a result of recent investment activity. Investments completed in the six month period ended June 30, 2005 are expected to generate annual cash flow of approximately $18,000 (subject to fluctuations in foreign currency exchange rates).

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash.

We completed several investments during the six months ended June 30, 2005, including the purchase of a mortgage note receivable. These investments are described in Results of Operations above and in the accompanying financial statements. Our recent investment activity was funded through the use of existing cash balances, proceeds from mortgage financings, the release of funds of $12,371 held in escrow and a portion of the proceeds from the sale of marketable securities and the issuance of our stock. During the six months ended June 30, 2005, we had net sales (purchases less proceeds from sale) of marketable securities of $59,000, which was used to fund investment activity and for working capital needs. We also placed $4,253 in escrow in connection with a potential acquisition.

FINANCING ACTIVITIES - In addition to paying distributions to shareholders and making scheduled mortgage principal payments, we obtained $196,065 in mortgage financing to fund investment activity and received $41,340 from the issuance of stock, net of costs. The decrease in proceeds from the issuance of our stock as compared to the comparable prior year period is due to the termination of our initial offering in March 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                 (Amounts in  thousands, except share amounts)

All of our mortgage obligations are limited recourse and bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest.

Cash Resources

As of June 30, 2005, we had $159,176 in cash and cash equivalents as well as $13,400 in short-term instruments and $10,900 in auction-rate marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate related investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $16,290 as of June 30, 2005 and any proceeds may be used to finance future real estate purchases. We also currently anticipate that sales of shares in our second offering will commence before the end of 2005 (see Current Developments and Trends above).

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently project to total $35,388 as well as other normal recurring operating expenses. We also intend to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from recent real estate related acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of June 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                              LESS THAN
                                                   TOTAL       1 YEAR     1-3 YEARS   3-5 YEARS   MORE THAN 5 YEARS
                                                 ----------   ---------   ---------   ---------   -----------------
Limited recourse mortgage notes payable (1)      $  477,179   $  21,244   $  45,148   $  46,514       $  364,273
Deferred acquisition fees due to affiliate (1)       15,567       3,093      10,073       2,401                -
Deposit held for future expansion (2)                    72          72           -           -                -
Build-to-suit commitment (3)                         35,388      35,388           -           -                -
Operating leases (4)                                  1,228          82         177         222              747
                                                 ----------   ---------   ---------   ---------       ----------
                                                 $  529,434   $  59,879   $  55,398   $  49,137       $  365,020
                                                 ==========   =========   =========   =========       ==========

      (1)   Amounts are inclusive of principal and interest.

      (2) In connection with the acquisition of the Polestar Petty property in 2004, we entered into an agreement to fund a future expansion at the property.

      (3) Represents remaining build-to-suit commitments for two projects. Commitments include a project in Woodlands, Texas where estimated total construction costs are currently projected to total $38,025, of which $7,842 was funded as of June 30, 2005 and a project in Thailand where estimated total construction costs are currently projected to total $5,205 (subject to fluctuations in foreign currency exchange rates).

      (4) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2005.

SUBSEQUENT EVENTS

In July 2005, we and CPA(R):15, each through 50% interests, purchased land and buildings in Paris, France, for E88,564 ($107,074 based on the exchange rate of the Euro on the date of acquisition) and assumed an existing lease agreement with The Paris Police Department. The assumed lease expires in June 2019 and does not provide for any renewal options. Annual rent as of the date of lease

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

assumption is E5,011 ($6,058 based on the exchange rate of the Euro on the date of acquisition). Limited recourse mortgage financing totaling E65,000 ($78,585 based on the exchange rate of the Euro on the date of acquisition) was obtained in connection with this purchase.

In July 2005, we purchased land and building in Saltillo, Mexico, for $3,782, and entered into a net lease agreement guaranteed by MetoKote Corporation and denominated in U. S. dollars. The lease has an initial term of 20 years with two 10-year renewal options and provides for initial annual rent of $335.

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

All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of June 30, 2005 ranged from 4.81% to 7.15%.

                                  2005     2006     2007     2008     2009    Thereafter    Total    Fair Value
                                 -------  -------  -------  -------  -------  ----------  ---------  ----------
Fixed rate debt                  $ 1,993  $ 4,532  $ 5,906  $ 6,860  $ 7,358  $  263,653  $ 290,302  $  291,106
Weighted average interest rate      6.01%    6.04%    5.88%    5.93%    5.93%       5.87%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2005 by approximately $21,289.

At June 30, 2005, we own $10,900 of auction-rate securities which are long-term securities that provide a resetting of their interest rate at intervals (typically ranging between weekly and semi-annually) and provide a market mechanism which allows a holder to sell at the interest reset date. Because of the interest reset, auction-rate securities are priced and traded as short-term investments. There is no assurance that an auction-rate security will be sold at par nor can sellers force issuers to redeem if sell orders exceed buy orders at an interest rate reset date.

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

Foreign Currency Exchange Rate Risk

We have foreign operations in the United Kingdom, France, Finland, Germany, Sweden, Canada and Thailand and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. The majority of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation losses of $212 are included in the accompanying condensed consolidated financial statements for the quarter ended June 30, 2005.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) For the quarter ended June 30, 2005, 79,517 shares were issued to the Advisor as consideration for asset management fees. Shares were issued at $10 per share.

(b) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from our initial offering of common stock which commenced in December 2003 (File #333-106838) is as follows as of June 30, 2005:

Shares registered:                                                                                                  110,000,000
Aggregate price of offering amount registered:                                                                  $ 1,100,000,000
Shares sold:                                                                                                         55,453,937
Aggregated offering price of amount sold:                                                                       $   554,539,370
Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the
  issuer:                                                                                                       $             -
Direct or indirect payments to others:                                                                          $    55,178,016
Net offering proceeds to the issuer after deducting expenses:                                                   $   499,361,354
Purchases of real estate, mortgage notes receivable, and equity investments:                                    $   467,961,450
Temporary investments in cash and cash equivalents:                                                             $    31,399,904

(c)  Issuer Purchases of Equity Securities

                                                                                              TOTAL NUMBER OF SHARES PURCHASED
                                                    TOTAL NUMBER OF      AVERAGE PRICE           AS PART OF PUBLICLY ANNOUNCED
             PERIOD                                SHARES PURCHASED      PAID PER SHARE              PLANS OR PROGRAMS (1)
----------------------------------------------     ----------------      --------------        --------------------------------
January 1, 2005 - January 31, 2005                         --                  --                            N/A
February 1, 2005 - February 28, 2005                       --                  --                            N/A
March 1, 2005 - March 31, 2005                             --                  --                            N/A
April 1, 2005 - April 30, 2005                         12,558               $9.30                            N/A
May 1, 2005 - May 31, 2005                                 --                  --                            N/A
June 1, 2005 - June 30, 2005                           56,212                9.30                            N/A
                                                       ------
      Total                                            68,770
                                                       ======

(1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 9, 2005, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

 Name of Director     Total Shares Voting   Shares Voting For   Shares Withheld
-------------------   -------------------   -----------------   ---------------
Trevor P. Bond             28,055,065           27,160,888          894,177
William P. Carey           28,055,065           27,153,877          901,188
Gordon F. Dugan            28,055,065           27,168,867          886,198
Elizabeth P. Munson        28,055,065           27,156,183          898,882
Warren G. Wintrub          28,055,065           27,137,969          917,096

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

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

8/15/2005                              By: /s/ Claude Fernandez
                                           -------------------------------------
  Date                                     Claude Fernandez
                                           Managing Director and
                                           acting Chief Financial Officer
                                           (acting Principal Financial Officer)

8/15/2005                              By: /s/ Michael D. Roberts
                                           -------------------------------------
  Date                                     Michael D. Roberts
                                           Executive Director and Controller
                                           (acting Principal Accounting Officer)