Form 10-Q
period 2005-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2005-11-15
CIK 1250873

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to ________________

                        Commission File Number: 001-32162


             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED (Exact name of registrant as specified in its charter)

        MARYLAND                                       80-0067704
(State of incorporation)                  (I.R.S. Employer Identification No.)

 50 ROCKEFELLER PLAZA                                    10020
  NEW YORK, NEW YORK                                  (Zip Code)

                     (Address of principal executive office)

              Registrant's telephone numbers, including area code:

                        Investor Relations (212) 492-8920

                                 (212) 492-1100

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant has 56,678,613 shares of common stock, $.001 par value outstanding at November 8, 2005.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
                                                      PART I - FINANCIAL INFORMATION

Item 1.         - Financial Statements*
                  Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004                              3
                  Consolidated Statements of Income for the three and nine months ended
                   September 30, 2005 and 2004                                                                            4
                  Consolidated Statements of Comprehensive Income
                   for the three and nine months ended September 30, 2005 and 2004                                        4
                  Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004             5
                  Notes to Consolidated Financial Statements                                                           6-12
Item 2.         - Management's Discussion and Analysis of Financial Condition and Results of Operations               13-16
Item 3.         - Quantitative and Qualitative Disclosures About Market Risk                                             17
Item 4.         - Controls and Procedures                                                                                18

                                                        PART II - OTHER INFORMATION

Item 2.         - Unregistered Sales of Equity Securities and Use of Proceeds                                            19
Item 6.         - Exhibits                                                                                               19
Signatures                                                                                                               20

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART I
                         ITEM 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                                                                 DECEMBER 31, 2004
                                                                                            SEPTEMBER 30, 2005        (NOTE)
                                                                                            ------------------        ------
     ASSETS:
Real estate, net of accumulated depreciation of $3,802 and $443 at
   September 30, 2005 and December 31, 2004                                                       $ 358,700         $  58,654
Net investment in direct financing leases                                                           130,491            97,102
Real estate under construction                                                                        4,473             9,994
Mortgage notes receivable                                                                            29,823            20,291
Cash and cash equivalents                                                                           131,081           217,310
Short-term investments                                                                                6,728             9,753
Equity investments                                                                                   98,110            65,964
Marketable securities                                                                                 9,183            69,900
Funds in escrow                                                                                       3,854            22,922
Intangible assets, net                                                                               66,033             5,614
Deferred offering costs                                                                               2,233             3,080
Other assets, net                                                                                     7,057             4,928
                                                                                                  ---------         ---------
   Total assets                                                                                   $ 847,766         $ 585,512
                                                                                                  =========         =========

     LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                           $ 296,933         $  97,691
Accrued interest                                                                                      1,709               298
Prepaid rental income and security deposits                                                           5,843             2,821
Other deposits                                                                                           --             2,458
Due to affiliates                                                                                     6,747             4,399
Dividends payable                                                                                     8,496             5,353
Deferred acquisition fees payable to affiliate                                                       16,112             7,535
Accounts payable and accrued expenses                                                                 6,069               833
Other liabilities                                                                                     8,634               916
                                                                                                  ---------         ---------
   Total liabilities                                                                                350,543           122,304
                                                                                                  ---------         ---------
Minority interest                                                                                     6,665                --
                                                                                                  ---------         ---------

Commitments and contingencies (Note 8)

Shareholders' equity:

Common stock, $.001 par value; 110,000,000 shares authorized; 56,642,004 and 51,426,720 shares issued and outstanding at September 30, 2005 and
December 31, 2004                                                                                        57                51
Additional paid-in capital                                                                          510,038           465,292
Dividends in excess of accumulated earnings                                                         (17,900)           (6,188)
Accumulated other comprehensive (loss) income                                                          (410)            4,053
                                                                                                  ---------         ---------
                                                                                                    491,785           463,208
Less, treasury stock at cost, 131,980 shares at September 30, 2005                                   (1,227)               --
                                                                                                  ---------         ---------
   Total shareholders' equity                                                                       490,558           463,208
                                                                                                  ---------         ---------
   Total liabilities, minority interest and shareholders' equity                                  $ 847,766         $ 585,512
                                                                                                  =========         =========

 NOTE: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands except share and per share amounts)

                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                 2005               2004               2005               2004
                                                                 ----               ----               ----               ----
REVENUES:
  Rental income                                             $      8,472       $      1,214       $     19,359       $      1,320
  Interest income from direct financing leases                     2,657                945              6,964              1,286
  Interest income on mortgage receivable                             709                 --              1,768                 --
  Other operating income                                             137                  1                344                  1
                                                            ------------       ------------       ------------       ------------
                                                                  11,975              2,160             28,435              2,607
                                                            ------------       ------------       ------------       ------------
OPERATING EXPENSES:
  Depreciation and amortization                                   (2,187)              (214)            (4,907)              (225)
  Property expenses                                               (2,449)              (636)            (5,743)              (858)
  General and administrative                                      (1,237)              (272)            (3,282)              (584)
                                                            ------------       ------------       ------------       ------------
                                                                  (5,873)            (1,122)           (13,932)            (1,667)
                                                            ------------       ------------       ------------       ------------
OTHER INCOME AND EXPENSES:
  Income from equity investments                                   1,604                972              4,122              1,394
  Other interest income                                            1,259                629              4,266              1,020
  Minority interest in income                                       (210)                --               (340)                --
  Loss on foreign currency transactions and derivative
   instrument, net                                                  (477)              (196)              (663)              (197)
  Interest expense                                                (4,291)              (695)           (10,013)              (927)
                                                            ------------       ------------       ------------       ------------
                                                                  (2,115)               710             (2,628)             1,290
                                                            ------------       ------------       ------------       ------------

  NET INCOME                                                $      3,987       $      1,748       $     11,875       $      2,230
                                                            ============       ============       ------------       ============
BASIC EARNINGS PER SHARE                                    $        .07       $       0.05       $        .21       $       0.13
                                                            ============       ============       ============       ============
DIVIDENDS DECLARED PER SHARE                                $     .15000       $     .11546       $     .42001       $     .34083
                                                            ============       ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                   56,660,533         32,974,058         56,106,453         17,287,184
                                                            ============       ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                            THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                                2005               2004               2005               2004
                                                                ----               ----               ----               ----
Net income                                                  $      3,987       $      1,748       $     11,875       $      2,230
Other comprehensive income:
  Change in foreign currency translation adjustment                2,468               492              (4,463)               529
                                                            ------------       ------------       ------------       ------------
  Comprehensive income                                      $      6,455       $      2,240       $      7,412       $      2,759
                                                            ============       ============       ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  2005              2004
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $  11,875         $   2,230
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of intangible assets and deferred financing costs                  4,681               191
  Realized loss on foreign currency transactions, net                                              1,312                --
  Unrealized loss (gain) on foreign currency transactions, net                                       117              (152)
  Unrealized gain on derivative instrument                                                          (702)               --
  Equity income in excess of distributions received                                                 (413)             (243)
  Issuance of shares to affiliate in satisfaction of fees due                                      2,199                --
  Minority interest in income                                                                        340                --
  Straight-line rent adjustments and amortization of rent related intangibles                       (692)              (62)
  Increase in accrued interest                                                                     1,444               403
  Increase in due to affiliates (a)                                                                3,375               793
  Increase in accounts payable and accrued expenses (a)                                            3,943               288
  Increase in prepaid rent and security deposits                                                   4,626             1,603
  Net change in other operating assets and liabilities                                            (1,112)              174
                                                                                               ---------         ---------
   Net cash provided by operating activities                                                      30,993             5,225
                                                                                               ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from equity investments in excess of equity income                        3,055                43
  Contributions to equity investments                                                            (38,499)               --
  Purchase of short term investments                                                               2,888                --
  Purchases of securities                                                                        (32,625)          (65,325)
  Proceeds from sale of securities                                                                96,425            10,000
  Purchase of mortgage note receivable                                                           (12,798)               --
  Release of funds held in escrow for acquisition of real estate and equity investments           19,631                --
  Principal payment of mortgage note receivable                                                      153                --
  VAT taxes paid and recoverable from purchase of real estate                                     (2,044)           (1,739)
  Acquisition of real estate and equity investments (b)                                         (381,753)         (193,858)
                                                                                               ---------         ---------
   Net cash used in investing activities                                                        (345,567)         (250,879)
                                                                                               ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock, net of costs of raising capital                                42,553           358,857
  Proceeds from mortgages (c)                                                                    202,853            45,522
  Contributions from minority partners                                                             6,724                --
  Payment of financing costs and mortgage financing deposits                                          --              (947)
  Deferred financing costs and mortgage deposits, net of deposits refunded                           854                --
  Distributions paid to minority partners                                                           (399)               --
  Scheduled payments of mortgage principal                                                        (1,795)              (90)
  Dividends paid                                                                                 (20,443)           (2,112)
  Purchase of treasury stock                                                                      (1,227)               --
                                                                                               ---------         ---------
   Net cash provided by financing activities                                                     229,120           401,230
                                                                                               ---------         ---------
Effect of exchange rate changes on cash                                                             (775)              (15)
                                                                                               ---------         ---------
   Net (decrease) increase in cash and cash equivalents                                          (86,229)          155,561
Cash and cash equivalents, beginning of period                                                   217,310               170
                                                                                               ---------         ---------
Cash and cash equivalents, end of period                                                       $ 131,081         $ 155,731
                                                                                               =========         =========

(a) Increase in due to affiliates and accounts payable and accrued expenses excludes amounts related to the raising of capital (financing activities) pursuant to the Company's initial public offering. At September 30, 2005 and 2004, the amount due to the Company's advisor for such costs were $2,233 and $2,811, respectively.

(b) The cost basis of real estate investments acquired during the nine-month periods ended September 30, 2005 and 2004 also includes deferred acquisition fees payable of $8,577 and $6,748, respectively.

(c) Net of $2,325 retained by mortgage lenders during the nine-month period ended September 30, 2005.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. BUSINESS:

Corporate Property Associates 16 - Global Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of the Company's revenue is earned from leasing real estate, primarily on a net lease basis. The Company was formed in 2003 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of the Company's income, the level of the Company's distributions and other factors.

NOTE 2. BASIS OF PRESENTATION:

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

INFORMATION ABOUT GEOGRAPHIC AREAS

The Company has international investments in Canada, Europe, Mexico, Thailand and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $2,034 and $697 for the three months ended September 30, 2005 and 2004, respectively, lease revenues of $5,371 and $1,038 for the nine months ended September 30, 2005 and 2004, respectively, income from equity investments of $886 and $275 for the three months ended September 30, 2005 and 2004, respectively, and income from equity investments of $1,906 and $300 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, long-lived assets related to international investments were $165,397 and $92,798, respectively.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current period presentation. For the period ended September 30, 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the period ended September 30, 2004 to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force ("EITF") Consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later than the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. ORGANIZATION AND OFFERING:

The Company commenced its initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a "best efforts" basis by Carey Financial, LLC ("Carey Financial"), a wholly-owned subsidiary of the W. P. Carey & Co. LLC, and selected other dealers. The Company sold 55,332,415 shares of common stock in its initial offering before suspending sales activities on December 30, 2004. The Company formally terminated its initial offering in March 2005 by filing an amendment to the registration statement for its initial offering, to deregister shares of its common stock that

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (in thousands except share and per share amounts)

remained unissued as of March 8, 2005, excluding 50,000,000 shares issuable under its Distribution Reinvestment and Share Purchase Plan (the "Plan").

In August 2005, the Company filed an amendment to the registration statement filed with the SEC in 2004 for a second "best efforts" public offering of up to 55,000,000 shares. This registration statement has not yet been declared effective.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES:

Pursuant to an advisory agreement between the Company and a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), the Advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the Advisor provides that the Advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the "performance fee") is subordinated to the preferred return, a non-compounded cumulative distribution return of 6%. As of September 30, 2005, the non-compounded cumulative distribution return was 5.25%. The asset management and performance fees will be payable in cash or restricted stock at the option of the Advisor. For 2005, the Advisor has elected to receive its management fee in restricted shares of common stock of the Company at net asset value. In connection with the day-to-day operations, the Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services to the operations of the Company. For the three months ended September 30, 2005 and 2004, the Company incurred asset management fees of $1,063 and $315, respectively and $2,569 and $426 for the nine months ended September 30, 2005 and 2004, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying financial statements. For the three months ended September 30, 2005 and 2004, the Company incurred personnel reimbursements of $183 and $15, respectively and $361 and $15 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of properties acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the preferred return. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the nine months ended September 30, 2005, current and deferred acquisition fees were $10,721 and $8,577, respectively, and were paid or payable to the Advisor. For transactions that were completed during the nine months ended September 30, 2004, current and deferred acquisition fees were $8,227 and $6,748, respectively, and were paid or payable to the Advisor subject to subordination to the preferred return. When a real estate acquisition is completed, the Company pays the Advisor an acquisition expense allowance of 0.5% of the cost of the properties in consideration for the Advisor's payment of certain acquisition expenses. For the nine months ended September 30, 2005 and 2004, the allowance was $2,528 and $1,686, respectively.

The Company owns interests in entities which range from 25% to 50%, with the remaining interests held by affiliates. The Company has significant influence in these investments, which are, therefore, accounted for under the equity method of accounting (see Note 5).

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

Summarized financial information of the limited partnership is as follows:

                                                              SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                                              ------------------         -----------------
Assets (primarily real estate)                                     $ 322,862                 $ 350,882
Liabilities (primarily mortgage notes payable)                      (198,204)                 (219,753)
                                                                   ---------                 ---------
Partners' and members' equity                                      $ 124,658                 $ 131,129
                                                                   =========                 =========
Company's share of equity investees' net assets                    $  38,587                 $  40,596
                                                                   =========                 =========

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                     2005                       2004
                                                                     ----                       ----
Revenues (primarily rental income)                                 $  21,426                 $  12,065
Expenses (primarily interest on mortgages and depreciation)          (14,167)                   (8,478)
                                                                   ---------                 ---------
Net income                                                         $   7,259                 $   3,587
                                                                   =========                 =========
Company's share of net income from equity investments              $   2,216                 $   1,094
                                                                   =========                 =========

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (in thousands except share and per share amounts)

The Company also owns interests in single-tenant net leased properties leased to corporations through non-controlling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Pohjola Non-Life Insurance Company, Police Prefecture (French Government), Thales S.A. and TietoEnator Plc. The interests in Pohjola, Hellweg and the Police Prefecture were acquired during the nine months ended September 30, 2005 (see Note 6).

Summarized financial information of the above mentioned equity investees are as follows:

                                                                                          SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                                                                          ------------------    -----------------
Assets (primarily real estate)                                                                 $ 546,206             $ 249,920
Liabilities (primarily mortgage notes payable)                                                  (434,188)             (185,665)
                                                                                               ---------             ---------
Partners' and members' equity                                                                  $ 112,018             $  64,255
                                                                                               =========             =========
Company's share of equity investees' net assets                                                $  59,523             $  25,368
                                                                                               =========             =========

                                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               -------------------------------
                                                                                                  2005                  2004
                                                                                                  ----                  ----
Revenues (primarily rental income and interest income from direct financing leases)            $  27,573             $   4,461
Expenses (primarily interest on mortgages and depreciation)                                      (21,750)               (3,182)
                                                                                               ---------             ---------
Net income                                                                                     $   5,823             $   1,279
                                                                                               =========             =========
Company's share of net income from equity investments                                          $   1,906             $     300
                                                                                               =========             =========

NOTE 6. ACQUISITIONS OF REAL ESTATE-RELATED INVESTMENTS:

REAL ESTATE AND REAL ESTATE INVESTMENTS ACQUIRED

During the nine months ended September 30, 2005, the Company completed 15 investments, at a total cost of $379,514, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $209,807 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 5.9% and 13.9 years, respectively. Included in the total cost of investments is an amount of $116,459 representing an investment in certain office/retail facilities located in Piscataway, New Jersey. In connection with this investment, the Company obtained limited recourse mortgage financing of $79,686 at a fixed interest rate of 5.49% for a term of 10 years.

During the nine-month period ended September 30, 2005, the Company, together with an affiliate, also completed three equity investments in entities where the Company's ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company's proportionate share of cost and limited recourse mortgage financing in these investments is $137,321 and $99,749, respectively. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 4.5% and 10 years, respectively.

For the comparative nine-month period ended September 30, 2004, the Company completed seven investments, at a total cost of $197,986, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, a total of $123,160 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 6.0% and 13.4 years, respectively.

Also during the nine months ended September 30, 2004, the Company, together with affiliates, completed four equity investments in entities where the Company's ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company's proportionate share of cost and limited recourse mortgage financing in these investments is $179,744 and $117,064, respectively. The weighted average interest rate and term of the limited recourse mortgage financing obtained on the Company's equity investments are approximately 5.8% and 9.3 years, respectively. Included in this total is $96,139 representing an investment in 78 self-storage facilities that operate under the U-Haul brand name. The Company's proportionate share of limited recourse mortgage financing on this investment is $56,309 at a fixed interest rate of 6.449% for a term of 10 years. These investments have been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


Costs incurred in connection with structuring proposed transactions that were not completed were $387 and $979 for the three and nine months ended September 30, 2005, respectively. No such costs were incurred in the three and nine months ended September 30, 2004. These costs are included in general and administrative expenses in the accompanying financial statements.

MORTGAGE NOTES RECEIVABLE ACQUIRED

In January 2005, the Company originated a $54,000 mortgage collateralized by the distribution and storage facilities of Reyes Holdings L.L.C. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at a fixed rate of approximately 6.34%. The Advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at a fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at a fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a derivative instrument with changes in its fair value included in the determination of net income.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (in thousands except share and per share amounts)

NOTE 7. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net intangibles of $59,055, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income.

Intangibles are summarized as follows:

                                       SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                       ------------------    -----------------
Lease intangibles
 In-place lease                           $     42,926          $   3,822
 Tenant relationship                            12,290              1,568
 Above-market rent                              12,768                347
 Less: accumulated amortization                 (1,951)              (123)
                                          ------------          ---------
                                          $     66,033          $   5,614
                                          ------------          ---------
Below-market rent                         $     (8,929)         $    (938)
Less: accumulated amortization                     295                 22
                                          ------------          ---------
                                          $     (8,634)         $    (916)
                                          ============          =========

Net amortization of intangibles, including the effect of foreign currency translation, was $711 and $1,555 for the three and nine months ended September 30, 2005, respectively. Net amortization for the three and nine months ended September 30, 2004 was $43 and $45, respectively. Based on the intangibles recorded through September 30, 2005, annual net amortization of intangibles for each of the next five years is expected to be $3,072.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

As previously reported, the Advisor and Carey Financial, the wholly-owned broker-dealer subsidiary of the Advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.

In response to subpoenas and requests of the Division of Enforcement of the SEC ("Enforcement Staff"), the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 15 Incorporated ("CPA(R):15")), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $875; CPA(R):12 paid in excess of $2,455; CPA(R):14 paid in excess of $4,990; and CPA(R):15 paid in excess of $1,240. In addition, other smaller payments by these REITs to the same and other broker-dealers have been identified aggregating less than $1,000. The Company did not make, or make reimbursements in respect of, any of these payments to broker-dealers.

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

The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               (in thousands except share and per share amounts)

expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Company's securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor and its subsidiaries in connection with offerings of the Company's securities were $14,823 through September 30, 2005, of which the Company has reimbursed $12,831. Unpaid costs are included in due to affiliates in the accompanying financial statements.

NOTE 9. PRO FORMA FINANCIAL INFORMATION:

The following consolidated pro forma financial information has been presented as if the Company's acquisitions made during the nine month period ended September 30, 2005 had occurred on January 1, 2005 and 2004 for the three month and nine month periods ended September 30, 2005 and 2004. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods

                                               THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------
                                                     2005              2004
                                               ----------------   -------------
  Pro forma total revenues                         $ 12,902          $ 12,385
  Pro forma net income                                4,993             3,838

  Pro forma earnings per share:

    Basic and diluted                              $    .09          $    .07

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       2005             2004
                                                 ----------------   ------------
  Pro forma total revenues                           $ 38,823         $ 37,239
  Pro forma net income                                 16,804           11,635
  Pro forma earnings per share:
    Basic and diluted                                $    .30         $    .21

The pro forma net income and earnings per share figures for the three and nine-month periods ended September 30, 2005 presented above include losses on foreign currency transactions of $1,154 and $1,366, respectively. Losses on foreign currency transactions totaled $197 for the three months and nine months ended September 30, 2004. No such losses on foreign currency transactions were incurred in the three and nine-month periods ended September 30, 2004. The pro forma weighted average shares outstanding for the three and nine month periods ended September 30, 2005 and 2004 were determined as if all shares issued since the inception of the Company were issued on January 1, 2004.

NOTE 10. SUBSEQUENT EVENTS:

In October 2005, the Company completed an investment in Europe for approximately $10,000 (based on the exchange rate of the Euro as of the date of acquisition). In connection with this investment, the Company obtained limited recourse mortgage financing of $5,500 with a fixed interest rate of 4.36% and a 10-year term.

Also in October 2005, the Company obtained limited recourse mortgage financing on a build-to-suit project that was completed in September 2005. The financing totaled $26,600 and has a fixed interest rate of 6.20% and a 17-year term. A balloon payment will be payable at maturity.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 - Global Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2005. As used in this quarterly report on Form 10-Q, the terms the "Company," "we," "us" and "our" include Corporate Property Associates 16 - Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a net lease basis. We were formed in 2003 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor").

CURRENT DEVELOPMENTS AND TRENDS

ACQUISITIONS - Our Advisor is continuing to evaluate investments to utilize our existing cash balances raised from our initial public offering. During the quarter ended September 30, 2005, we completed five investments at a total cost of $97,515, which is based upon the applicable exchange rate at the date of acquisition where appropriate, and reflects the Company's proportionate share of cost, under the equity method of accounting, for investments made jointly with related parties where the Company does not have a controlling interest. One of these investments includes a build-to-suit commitment of up to $12,500. In connection with these investments, a total of $46,924, based upon the applicable exchange rate at the date of financing where appropriate, in limited recourse mortgage financing has been obtained. Of the five properties acquired, two are in Europe, two are in the U.S. and one is in Mexico.

LEASE ACTIVITY - In September 2005, we substantially completed a build-to-suit project. The lease provides for initial annual rent of approximately $3,545. In October 2005, we obtained limited recourse mortgage financing on this property (see Subsequent Events below).

One of our tenants, Foss Manufacturing Company, Inc., filed for Chapter 11 bankruptcy in September 2005. The initial annual rent under our lease with Foss approximates $3,195. Since filing for bankruptcy, Foss has been making partial payments of rent and as of September 30, 2005 owes us $543.

FUND RAISING ACTIVITY - Our initial public offering was terminated in March 2005 following the sale of 55,332,415 shares. In August 2005, we filed an amendment to our registration statement filed with the United States Securities and Exchange Commission ("SEC") in 2004 for a second "best efforts" public offering of up to 55,000,000 shares. This registration statement has not yet been declared effective. While we currently anticipate that our second offering may commence before the end of 2005, the offering may be delayed or suspended based upon a number of factors, which may include among others obtaining regulatory approvals, negotiation of satisfactory agreements with selected dealers, and our analysis of market conditions and other factors affecting the offering.

DIVIDEND - In September 2005, our board of directors approved and increased the third quarter dividend to $0.15 per share payable in October 2005 to shareholders of record as of September 30, 2005.

SARBANES OXLEY - We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are not considered an accelerated filer. As a non-accelerated filer we are not required to perform compliance testing until 2007.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               (in thousands except share and per share amounts)

CURRENT TRENDS INCLUDE:

We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that the low long-term treasury rate has created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.

We believe that several factors may provide us with continued investment opportunities both domestically and internationally including increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.

We currently expect international commercial real estate to comprise a significant portion of the investments we make. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities and increased exposure to fluctuations in foreign currency exchange rates.

Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.

We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Since December 31, 2004, the U.S. dollar has strengthened which has had an adverse impact on our results of operations and will continue to have such an impact while such strengthening continues.

For the nine months ended September 30, 2005, cash flows generated from operations and equity investments were sufficient to fund distributions paid and meet other obligations, including paying scheduled mortgage principal payments. As of September 30, 2005, we had $131,081 in cash and cash equivalents as well as $6,728 in short-term instruments and $6,112 in auction-rate marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate investments, as well as maintain sufficient working capital balances and meet other commitments.

We intend to fund quarterly distributions from cash generated from operations. We also currently expect to continue raising funds through an additional public offering of our common stock (see Fund Raising Activity above). Substantially all of the capital raised has been raised by one selected-dealer and any adverse change in our relationship with this selected-dealer could limit our ability to sell additional shares of common stock.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

REIT QUALIFICATIONS

We filed our 2004 Federal tax return as a REIT under the Internal Revenue Code of 1986 (the "Code"). Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our shareholders as long as we meet such requirements and distribute at least 90% of our taxable income (excluding net capital gains) on an annual basis. In order for distributions to be counted towards our distribution requirement, they must not be "preferential dividends." A dividend is not a preferential dividend if it is pro rata among all outstanding shares of stock within a particular class. Beginning with our April 2004 distribution, we permitted shareholders who maintained financial advisory or "wrap" accounts for which the shareholders were charged fees by their financial advisors to reinvest their distributions under our distribution reinvestment and share purchase plan at the same price as other shareholders participating in the plan, less an amount equal to the 5% selling commissions that would otherwise have been payable by us to selected dealers who do not receive financial advisory or wrap fees directly from their customers. Although the amount of additional shares issued at the lower price was de minimis, upon being advised that such issuances might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. Under the proposed closing agreement, the IRS would agree that such dividends would not be treated as preferential and we would agree to treat all shareholders similarly with respect to future distributions of shares under our distribution reinvestment plan. Although we expect that, given the technical nature of the issue and the de minimis number of shares involved, the IRS will view our request favorably, no assurance can be given that the IRS will grant our request for a closing agreement with respect to this issue. Even if the IRS grants our request, it is likely that we would be required to pay a monetary penalty, the amount of which has not been determined. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               (in thousands except share and per share amounts)

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our Results of Operations section below contains a table describing our investments as of September 30, 2005 and annual cash flow expected from each investment.

RESULTS OF OPERATIONS

We commenced real estate operations in 2004, and our results of operations for the three and nine months ended September 30, 2004 reflect the limited nature of our operations during those periods. Through September 30, 2005, we have invested in several properties, both domestic and international, leased to companies on a net lease basis. We have also invested in mortgage loans that are collateralized by real estate. We anticipate that we will continue to use the proceeds of our initial public offering along with limited recourse property-level mortgage financing and proceeds from future offerings of our common stock to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the three-month period ended September 30, 2005 are not expected to be representative of our future results because we expect that our asset base will continue to increase. As our asset base increases, revenues and general and administrative, property and depreciation expenses will increase. Interest expense will increase as mortgage loans are obtained. We have investments in Canada, Europe, Mexico, Thailand and the United Kingdom and as such, results of operations are subject to fluctuations in foreign currency exchange rates.

REAL ESTATE INVESTMENTS

Our real estate portfolio as of September 30, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $25,794 from our direct ownership of real estate as follows:

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               (in thousands except share and per share amounts)

                                                                                        ANNUAL                       ESTIMATED
                                                                                      CONTRACTUAL      ANNUAL          ANNUAL
                                 LEASE OBLIGOR                                           RENT       DEBT SERVICE     CASH FLOW
                                 -------------                                           ----       ------------     ---------
2005 ACQUISITIONS
Telcordia Technologies, Inc. (1)                                                        $ 8,913        $ 4,436        $  4,477
Huntsman International LLC (3) (8)                                                        3,545             --           3,545
Bob's Discount Furniture, LLC (3)                                                         2,173             --           2,173
The Talaria Company (Hinckley) (6)                                                        5,162          3,072           2,090
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (2) (3) (5)          3,731          2,200           1,531
Finisar Corporation                                                                       2,951          1,457           1,494
Precise Technology Group, Inc.                                                            1,448             --           1,448
HMS Healthcare, Inc. (4)                                                                  1,228            643             585
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited (2)                        1,403            845             558
Advanced Circuits, Inc. (3)                                                                 483             --             483
John McGavigan Limited (Pressac Decorative Systems) (2) (3)                                 997            532             465
PolyPipe, Inc.                                                                              787            447             340
Clean Earth Kentucky, LLC                                                                   711            393             318
MetalsAmerica, Inc.                                                                         651            339             312
Career Education Corp. (7)                                                                  475            480              (5)
2004 ACQUISITIONS
Ply Gem Industries, Inc. (2)                                                              3,572          1,819           1,753
Foss Manufacturing Company, Inc.                                                          3,195          1,533           1,662
Polestar Petty Ltd. (2)                                                                   2,079          1,331             748
Plantagen Finland Oy and Plantagen Sverige AB (2)                                         1,903          1,219             684
Xpedite Systems, Inc.                                                                     1,395            820             575
Castle Rock Industries, Inc.                                                              1,328            770             558
                                                                                        -------        -------        --------
                                                                                        $48,130        $22,336        $ 25,794
                                                                                        =======        =======        ========

(1)   Annual debt service increases to $5,578 in year three.

(2) Based on the applicable exchange rate as of September 30, 2005. Amounts are subject to fluctuations in foreign currency exchange rates.

(3) Represents investment or build-to-suit project completed during the quarter ended September 30, 2005.

(4) Excludes two assumed leases that provide for annual rent of $318 and $63, respectively, and which expire in December 2005 and December 2010, respectively.

(5)   Annual debt service increases to $2,171 in year two.

(6) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $627.

(7) Career Education Corp. is expected to increase its occupancy at the property in stages over an 18-month period. As a result of the increased occupancy as well as stated annual rent increases, rental income will be recognized on an annual straight-line basis of $868.

(8) Limited recourse mortgage financing was obtained on this property in October 2005 (see Subsequent Events below).

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our pro rata share of equity investments as of September 30, 2005 is expected to generate annual cash flow (annual contractual rent less annual property level debt service) of $11,405 as follows:

                                                      ANNUAL                      ESTIMATED
                                                   CONTRACTUAL      ANNUAL         ANNUAL
             LEASE OBLIGOR                             RENT      DEBT SERVICE     CASH FLOW
             -------------                             ----      ------------     ---------
2005 ACQUISITIONS
Police Prefecture, French Government (1) (2)         $ 3,249        $ 1,598        $ 1,651
Pohjola Non-Life Insurance Company (1)                 2,892          1,523          1,369
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)          3,092          1,701          1,391
2004 ACQUISITIONS
U-Haul Moving Partners, Inc. and Mercury LP            8,782          4,541          4,241
Thales S.A. (1)                                        3,415          2,017          1,398
TietoEnator Plc. (1)                                   2,722          1,686          1,036

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
               (in thousands except share and per share amounts)

Actuant Corporation (1)                                  787            468            319
                                                     -------        -------        -------
                                                     $24,939        $13,534        $11,405
                                                     =======        =======        =======

(1) Based on the applicable exchange rate as of September 30, 2005. Amounts are subject to fluctuations in foreign currency exchange rates.

(2) Represents investment completed during the quarter ended September 30, 2005.

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

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

We used a combination of existing cash balances, limited recourse mortgage financing and other sources (see Investing Activities below) to fund investments totaling $381,753 for the nine months ended September 30, 2005. As a result, our cash and cash equivalents decreased $86,229 from the December 31, 2004 balance. Management believes we have sufficient cash balances to acquire a diversified real estate portfolio and meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes cash flow from our equity distributions that are included in investing activities. For the nine months ended September 30, 2005, cash flows from operating activities and equity investments of $34,048 were sufficient to pay distributions to shareholders of $20,443 and meet scheduled principal payment installments on mortgage debt of $1,795. Annual operating cash flow is expected to increase as a result of recent investment activity. Investments completed in the nine month period ended September 30, 2005 are expected to generate annual cash flow of approximately $19,814 (subject to fluctuations in foreign currency exchange rates). In addition, the equity investments entered into during the nine months ended September 30, 2005, are expected to generate annual cash flow of approximately $4,411 (subject to fluctuations in foreign currency exchange rates).

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We completed several investments during the nine months ended September 30, 2005, including the purchase of a mortgage note receivable. These investments are described in Results of Operations above and in the accompanying financial statements. Our recent investment activity was funded through the use of existing cash balances, proceeds from limited resource mortgage financings, the release of funds of $19,631 held in escrow and a portion of the proceeds from the sale of marketable securities and the issuance of our stock. During the nine months ended September 30, 2005, we had net sales (purchases less proceeds from sale) of marketable securities of $63,800, which were used to fund investment activity and for working capital needs.

FINANCING ACTIVITIES - In addition to paying distributions to shareholders and making scheduled mortgage principal payments, we obtained $202,853 in mortgage financing to fund investment activity and received $42,553 from the issuance of stock, net of costs. The decrease in proceeds from the issuance of our stock as compared to the comparable prior year period is due to the termination of our initial offering in March 2005.

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

CASH RESOURCES

As of September 30, 2005, we had $131,081 in cash and cash equivalents as well as $6,728 in short-term instruments and $6,112 in auction-rate marketable securities that we intend to convert to cash, which will primarily be used to fund future real estate related investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $64,104 as of September 30, 2005 and any proceeds may be used to finance future real estate purchases. In October 2005, we obtained limited recourse mortgage financing on an existing property with a carrying value of $33,288 (see Subsequent Events below).


CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently project to total $16,185 as well as other normal recurring operating expenses. We also intend to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows from recent real estate related acquisitions, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                     LESS THAN
                                                        TOTAL         1 YEAR        1-3 YEARS      3-5 YEARS   MORE THAN 5 YEARS
                                                        -----         ------        ---------      ---------   -----------------
Limited recourse mortgage notes payable (1)           $477,586        $21,898        $46,582        $ 47,631        $361,475
Deferred acquisition fees due to affiliate (1)          18,203          3,287         11,701           3,215              --
Deposit held for future expansion (2)                       71             71             --              --              --
Build-to-suit commitment (3)                            16,185         16,185             --              --              --
Operating leases (4)                                     2,240            162            337             412           1,329
                                                      --------        -------        -------        --------        --------
                                                      $514,285        $41,603        $58,620        $ 51,258        $362,804
                                                      ========        =======        =======        ========        ========

(1)   Amounts are inclusive of principal and interest.

(2) In connection with the acquisition of the Polestar Petty property in 2004, we entered into an agreement to fund a future expansion at the property.

(3) Represents remaining build-to-suit commitments for three projects. Commitments include a project in Woodlands, Texas where estimated total construction costs are currently projected to total $36,925, of which $35,204 was funded as of September 30, 2005; a project in Thailand where estimated total construction costs are currently projected to total approximately $5,245 (subject to fluctuations in foreign currency exchange rates), of which $275 was funded as of September 30, 2005; and a project in Norwich, Connecticut where estimated total construction costs are currently projected to total up to $12,500, of which $3,006 has been funded as of September 30, 2005.

(4) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2005.

SUBSEQUENT EVENTS

In October 2005, we completed an investment in Europe for approximately $10,000 (based on the exchange rate of the Euro as of the date of acquisition). In connection with this investment, we obtained limited recourse mortgage financing of $5,500 with a fixed interest rate of 4.36% and ten-year term.

Also in October 2005, we obtained limited recourse mortgage financing on a build-to-suit project that was completed in September 2005. The financing totaled $26,600 and has a fixed interest rate of 6.20% and a 17-year term. A balloon payment will be payable at maturity.

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

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt when balloon payments are scheduled.

All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of September 30, 2005 ranged from 4.81% to 7.15%.

                                       2005       2006      2007      2008        2009      THEREAFTER        TOTAL     FAIR VALUE
                                       ----       ----      ----      ----        ----      ----------        -----     ----------
Fixed rate debt                      $ 1,044    $ 4,612   $ 5,990   $ 6,958      $ 7,460     $ 270,869      $ 296,933   $ 291,487
Weighted average interest rate          6.01%      6.04%     5.88%     5.93%        5.93%         5.88%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2005 by approximately $20,066.

At September 30, 2005, we own $6,112 of auction-rate securities which are long-term securities that provide a resetting of their interest rate at intervals (typically ranging between weekly and semi-annually) and provide a market mechanism which allows a holder to sell at the interest reset date. Because of the interest reset, auction-rate securities are priced and traded as short-term investments. There is no assurance that an auction-rate security will be sold at par nor can sellers force issuers to redeem if sell orders exceed buy orders at an interest rate reset date.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in Canada, Europe, Thailand and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. A significant portion of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation losses of $1,365 are included in the accompanying financial statements for the quarter ended September 30, 2005.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. To manage foreign currency fluctuations, we have obtained limited recourse mortgage financing at fixed rates of interest in the given local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

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

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

             CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

                                     PART II

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) For the quarter ended September 30, 2005, 100,886 shares were issued to the Advisor as consideration for asset management fees. Shares were issued at $10 per share.

(b) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from our initial offering of common stock which commenced in December 2003 pursuant to our Registration Statement on Form S-11 (File #333-106838) is as follows as of September 30, 2005:

Shares registered:                                                                                                      110,000,000
Aggregate price of offering amount registered:                                                                       $1,100,000,000
Shares sold:                                                                                                             56,773,984
Aggregated offering price of amount sold:                                                                            $  567,739,840
Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer and to affiliates of the
  issuer:                                                                                                            $           --
Direct or indirect payments to others:                                                                               $   55,178,016
Net offering proceeds to the issuer after deducting expenses:                                                        $  512,561,824
Purchases of real estate, mortgage notes receivable, and equity investments:                                         $  512,561,824

The offering was terminated on March 8, 2005 by the filing of an Amendment to the Registration Statement to deregister 54,646,636 shares of our common stock that remained unissued as of March 8, 2005, excluding sales issuable under our Distribution Reinvestment and Share Purchase Plan.


(c)   Issuer Purchases of Equity Securities

                                                                                            TOTAL NUMBER OF SHARES PURCHASED
                                                 TOTAL NUMBER OF       AVERAGE PRICE          AS PART OF PUBLICLY ANMOUNCED
                    PERIOD                      SHARES PURCHASED      PAID PER SHARE              PLANS OR PROGRAMS (1)
                    ------                      ----------------      --------------              ---------------------
  January 1, 2005 - January 31, 2005                      --                   --                         N/A
  February 1, 2005 - February 28, 2005                    --                   --                         N/A
  March 1, 2005 - March 31, 2005                          --                   --                         N/A
  April 1, 2005 - April 30, 2005                      12,558              $  9.30                         N/A
  May 1, 2005 - May 31, 2005                              --                   --                         N/A
  June 1, 2005 - June 30, 2005                        56,212                 9.30                         N/A
  July 1, 2005 - July 31, 2005                            --                   --                         N/A
  August 1, 2005 - August 31, 2005                        --                   --                         N/A
  September 1, 2005 - September 30, 2005              63,210                 9.30                         N/A
                                                    --------
        Total                                        131,980
                                                     =======

(1) All shares were purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.

ITEM 6. - EXHIBITS:

      10.1 Second Amended and Restated Advisory Agreement, dated as of September 30, 2005, between Corporate Property Associates 16 - Global Incorporated and Carey Asset Management Corp. (incorporated by reference to Exhibit 10.5 to the Company's Post-effective Amendment No. 8 to the Registration Statement on Form S-11 (333-10638) filed with the SEC on November 3, 2005)

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

              CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

  11/14/2005                        By:  /s/ Claude Fernandez
                                         ---------------------------------------
                                         Claude Fernandez
    Date                                 Managing Director and
                                         acting Chief Financial Officer
                                         (acting Principal Financial Officer)

  11/14/2005                        By:  /s/ Michael D. Roberts
                                         ---------------------------------------
                                         Michael D. Roberts
    Date                                 Executive Director and Controller
                                         (acting Principal Accounting Officer)