Form 10-K
period 2005-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2006-03-23
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission file number: 333-106838
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	80-0067704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA NEW YORK, NEW YORK (Address of principal executive offices)	10020 (Zip code)
Registrant’s telephone numbers, including area code:
INVESTOR RELATIONS (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☐          Non-accelerated filer     ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Registrant has no active market for its common stock at March 17, 2006. Non-affiliates held 57,197,546 shares of common stock, $.001 par value outstanding at March 17, 2006.
      As of March 17, 2006, there are 57,587,383 shares of common stock of registrant outstanding.
      The registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART I
      This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 16 — Global Incorporated. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 16 — Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
Financial information in this report is in thousands except share and per share amounts.

ITEM 1.	Business.

(a)	General Development of Business
Overview
      We are a real estate investment trust (“REIT”) that invests primarily in commercial real estate leased to companies domestically and internationally. As a REIT, we are not be subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
      Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. We may make additional investments if appropriate opportunities arise. These leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:

•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.
We may also invest in mortgage loans that are collateralized by real estate.
      We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for the following affiliated entities: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with CPA®:15 in September 2004 (collectively, including us, the “CPA® REITs”).
      We were formed as a Maryland corporation in June 2003. In December 2003, we commenced our initial public offering of up to 110,000,000 shares of our common stock at $10 per share pursuant to our registration statement on Form S-11 (No. 333-106838) filed with the United States Securities and Exchange Commission (the “SEC”). We also registered up to 50,000,000 shares issuable pursuant to our Distribution Reinvestment and Stock Purchase Plan (the “Plan”). These shares were offered on a “best efforts” basis through our affiliate, Carey Financial, LLC (“Carey Financial”) and other selected dealers. We suspended sales activities with respect to our initial public offering in December 2004 and formally terminated the offering in March 2005 by filing an amendment to this registration statement to deregister shares of our common stock that remained unissued as of March 8, 2005, excluding shares issuable under the Plan. Prior to terminating the offering we sold 55,332,415 shares and through December 31, 2005 have sold 1,580,724 shares of common stock through the Plan.
      In September 2004, we filed a registration statement on Form S-11 (No. 333-119265) with the SEC for a second “best efforts” public offering of up to 120,000,000 shares of our common stock at $10 per share, including 40,000,000 shares of our common stock issuable under the Plan. In August 2005, we amended this registration statement to reduce the number of shares being registered to 95,000,000 shares of our common stock, including 40,000,000 shares of our common stock issuable under the Plan. This registration statement was declared effective by the SEC on February 22, 2006.
      Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2005 we had no employees. WPC employs 128 individuals who are available to perform services for us.
Significant Developments During 2005
      Fundraising Activities — While we currently anticipate that our second offering may commence shortly, the offering may be delayed or suspended based upon a number of factors, which may include obtaining regulatory approvals, negotiation of satisfactory agreements with selected dealers, our analysis of market conditions, our ability to invest the net proceeds and other factors affecting the offering.
      Investment Activity — During the year ended December 31, 2005, we completed 22 investments, including entering into three build-to-suit projects and an investment in a mortgage note receivable, at a total cost of $609,778, which is based upon the applicable foreign exchange rate at the date of acquisition where appropriate, and reflects the Company’s proportionate share of cost, under the equity method of accounting, for investments made jointly with affiliates where we do not have a controlling interest. During 2005, we obtained limited recourse mortgage financing of $369,551 including our proportionate share of financing for investments accounted for under the equity method of accounting, with a weighted average interest rate and term of approximately 5.5% and 13.6 years, respectively. Of the 22 investments made, 13 are in the U.S, six are in Europe, one is in Thailand with the remaining two investments owning interests in multiple locations in the U.S, Canada and Mexico.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      Tenant Activity — One of our tenants, Foss Manufacturing Company, Inc. (“Foss”), filed for Chapter 11 bankruptcy in September 2005. The initial annual rent under our lease with Foss is approximately $3,195. Since filing for bankruptcy, Foss has been making partial payments of rent and as of December 31, 2005 owes us $231 for unpaid rent and tenant reimbursable costs.
      SEC Investigation — WPC and Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the SEC into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
      Senior Management — The following changes in our advisor’s senior management occurred during 2005:

•	In March 2005, Gordon F. DuGan was elected chief executive officer. Mr. DuGan was previously co-chief executive officer with William Polk Carey, who remains chairman of the board.

•	In March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias also continues to serve as managing director and head of the asset management department.

•	In March 2005, the board of directors accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who had been the chief accounting officer, as acting chief financial officer. Mr. Park is currently managing director — strategic planning.

•	In November 2005, Mark J. DeCesaris, managing director, was appointed acting chief financial officer and chief administrative officer. Mr. DeCesaris has been a consultant in the finance department since May 2005. Mr. Fernandez has resumed his responsibilities as chief accounting officer.
      Sarbanes-Oxley — We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer we are not required to perform compliance testing until 2007.
      Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2005.

(b)	Financial Information About Segments
      We operate in one segment, real estate operations with domestic and foreign operations. Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information about this segment.

(c)	Narrative Description of Business
Business Objectives and Strategy
      We invest primarily in income-producing commercial real estate properties, which are upon acquisition, improved or developed or which will be developed within a reasonable time after acquisition.
      Our objectives are to:

•	own a diversified portfolio of triple-net leased real estate and other real estate related investments;

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

•	make income-producing investments that enable us to maximize cash flow available for distribution to our shareholders; and

•	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our Portfolio
      As of December 31, 2005, our portfolio consisted of 157 properties leased to 35 tenants, totaling more than 12.4 million square feet and had the following property and lease characteristics:
GEOGRAPHIC DIVERSIFICATION
      Information regarding the geographic diversification of our properties as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments(2)

	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue(1)	Lease Revenue	Revenue(1)	Lease Revenue

United States
East	$19,967	41.57%	$21,352	29.28%
South	7,682	16.00	11,787	16.16
Midwest	6,470	13.47	7,712	10.57
West	3,409	7.10	5,458	7.48

Total U.S.	37,528	78.14	46,309	63.49

International
Europe	7,716	16.07	23,843	32.69
Canada	1,531	3.19	1,531	2.10
Asia	917	1.91	917	1.26
Mexico	335	.69	335	.46

Total Non-U.S.	10,499	21.86	26,626	36.51

Total	$48,027	100.00%	$72,935	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PROPERTY DIVERSIFICATION
      Information regarding our property diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments(2)

	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue(1)	Lease Revenue	Revenue(1)	Lease Revenue

Industrial	$26,716	55.63%	$27,520	37.73%
Office	14,542	30.28	26,821	36.77
Warehouse/distribution	4,388	9.14	4,388	6.02
Retail	1,864	3.88	4,907	6.73
Other properties	475	.99	9,257	12.69
Land	42	.08	42	.06

	$48,027	100.00%	$72,935	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.
TENANT DIVERSIFICATION
      Information regarding our tenant diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments(2)

	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry(3)	Revenue(1)	Lease Revenue	Revenue(1)	Lease Revenue

Manufacturing	$26,477	55.13%	$30,837	42.28%
Information	8,913	18.56	8,913	12.22
Construction	3,670	7.64	3,670	5.03
Wholesale trade	2,078	4.33	2,078	2.85
Professional, scientific and technical services	1,460	3.04	4,139	5.67
Finance and insurance	1,229	2.56	4,075	5.59
Retail trade	954	1.99	3,998	5.48
Real estate, rental and leasing	—	—	8,782	12.04
Public Administration	—	—	3,197	4.38
Other(4)	3,246	6.75	3,246	4.46

Total	$48,027	100.00%	$72,935	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.

(3)	Based on the North American Industry Classification System (NAICS) and information provided by the tenant.

(4)	Includes revenue from tenants in the transportation, educational services, healthcare and social assistance industries as well as other services industries.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
LEASE EXPIRATIONS
      As of December 31, 2005, lease expirations of our properties, including our pro rata share of equity investments are as follows:

	Consolidated Investments		Combined Investments(2)

	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue(1)	Lease Revenue	Revenue(1)	Lease Revenue

2006 - 2008	$—	—%	$—	—%
2009	210	.44	210	.29
2010	65	.13	1,873	2.57
2011	—	—	1,747	2.40
2012 - 2013	—	—	—	—
2014	—	—	3,074	4.21
2015	—	—	2,846	3.90
2016 - 2020	6,917	14.40	12,795	17.54
2021 - 2025	31,511	65.61	38,022	52.13
2026 and thereafter	9,324	19.42	12,368	16.96

Total	$48,027	100.00%	$72,935	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and includes our pro rata share of contractual lease revenue from equity investments.
Asset Management
      We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
      The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
      We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation for our shareholders. No assurance can be given that this objective will be realized.
      Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering, which terminated on March 8, 2005. We have not yet invested substantially all of the net

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
proceeds from our initial public offering. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion in an automated quotation system, a merger (which may include a merger with one of our affiliated CPA® REITs) or another transaction approved by our board of directors. In making the decision to apply for listing of the shares or providing other forms of liquidity, the board will try to determine whether listing the shares or liquidating will result in greater value for the shareholders. It cannot be determined at this time the circumstances, if any, under which the directors will agree to list the shares. Even if liquidity has not been facilitated, we are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to liquidate our portfolio and it should be noted that we will continue in existence until all properties are sold and our other assets are liquidated. In the two most recent instances in which CPA® REIT shareholders were provided with liquidity, the affected entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the affected entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash in one instance and a short-term note in the other.
Financing Strategies
      Our strategy is to borrow, generally, on a limited recourse basis. The use of limited-recourse financing allows us to limit our exposure on any property to the amount of equity invested in the property. We generally borrow in the same currency that is used to pay rent on the property. This will enable us to hedge a portion of our currency risk on international investments. Limited-recourse financing generally restricts the lender’s claim on the assets of the borrower. The lender generally may only take back the property securing the debt. This protects our other assets. We currently estimate that we borrow, on average, approximately 60% of the purchase price of our domestic properties and approximately 75% of the purchase price of our foreign properties; however, there is no limitation on the amount we may borrow against any single property or with respect to properties in particular geographic locations. Aggregate borrowings on our portfolio as a whole may not exceed, on average, 75% of the purchase price of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess.
      As of December 31, 2005, all of our mortgages are limited recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest because we are in a rising interest rate environment. A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit our exposure of all of our assets to any one debt obligation. Lenders may however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans, provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
      The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
Investment Opportunities
      In addition to opportunities in the domestic real estate market, including the net lease market, we believe that international real estate markets also provide investors with an opportunity to diversify their portfolio with investments that may provide returns that are less correlated to the returns of the equity, bond or real estate markets of the United States. Although we are primarily focusing our international investments on properties in the European Union, we plan to evaluate potential investments on a case-by-case basis and have no predetermined limitations or targets for geographical location.
      The commercial real estate markets of certain countries within the European Union or other countries or geographic locations where we may invest in properties may have different characteristics than those described above. We will evaluate each transaction on a case-by-case basis and will, as a part of this evaluation, examine current characteristics and market conditions.
Investment Strategies
      Generally, the properties in which we invest are triple net-leased to tenants that the investment committee of the advisor deems creditworthy based on leases that will be full recourse obligations of the tenants or their affiliates. In most cases, leases will require the initial tenant to pay all the costs of maintenance, insurance and real estate taxes. We may also invest in other types of income-producing properties.
      In analyzing potential investments, the advisor reviews all aspects of a transaction, including tenant and real estate fundamentals to determine whether a potential investment and lease can be structured to satisfy our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
      Diversification. The advisor seeks to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. Diversification, to the extent achieved, helps to reduce the adverse effect of a single under-performing tenant or downturn in any particular industry or geographic location.
      Tenant Evaluation. The advisor evaluates each potential tenant for its creditworthiness, typically considering factors such as: management experience; industry position and fundamentals; operating history; and capital structure. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. The advisor seeks tenants it believes will have stable or improving credit profiles and credit potential that has not been recognized by the market. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). Whether a prospective tenant is creditworthy will be determined by the advisor or its investment committee. Creditworthy does not mean “investment grade.”
      Leases with Increasing Rent. The advisor seeks to include clauses in our leases that provide for increases in rent over the term of the leases. These increases may be fixed or generally tied to increases

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
in certain indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.
      Property Evaluation. The prospects for the seller/lessee’s enterprise and the financial strength of the seller/lessee will generally be important aspects of the sale and leaseback of a property, particularly a property specifically suited to the needs of the lessee. Operating results of properties may be examined to determine whether or not projected rental levels are likely to be met. Each property that we invest in will be appraised by a third party appraiser prior to acquisition. The contractual purchase price plus acquisition fees, but excluding acquisition expenses, payable to the advisor for a property we invest in will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.
      Environmental Evaluation. The advisor’s practices generally include conducting, or requiring the seller to conduct, evaluations of the physical condition of properties and Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. Sampling or testing generally are conducted only if, and to the extent that, potential environmental liabilities are identified in the environmental site assessment. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses, or expenses arising from such matters. Where such contractual protections are used, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, material environmental conditions, liabilities or compliance concerns may arise after the environmental review has been completed, and future laws, ordinances or regulations may impose material new or additional environmental liabilities.
      Properties Important to Tenant Operations. The advisor generally seeks to invest in properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant.
      Profitable Locations. The advisor seeks properties that it believes are profitable locations for the user of the property, thus increasing the likelihood that it could be sold or re-leased in the event that it becomes necessary to do so.
      Lease Provisions that Enhance and Protect Value. When available, the advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational and financial covenants of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or could reduce the value of our properties. Even where such contractual protections are obtained, however, circumstances may nonetheless arise in which a tenant fails, or is unable, to fulfill its contractual obligations.
      Letter of Credit or Guaranty. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of lease obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. While the advisor will select tenants it believes are creditworthy, tenants will not be required to

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
meet any minimum rating established by a third party credit rating agency. The advisor and the investment committee’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant by tenant, case by case basis. Therefore, general standards for credit worthiness cannot be applied.
      Investment Committee. The advisor has an investment committee that provides services to the CPA® REITs and WPC. Under our current arrangement with the advisor, as a transaction is structured, it is evaluated by the chairman of the investment committee and the advisor’s chief investment officer with respect to the potential tenant’s creditworthiness, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee and generally does not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and WPC) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
      The following people, each of whom is also a director of WPC, currently serve on the investment committee:

•	Ralph F. Verni, Chairman — Currently serving as a board of director member of Commonwealth Capital, First Pioneer Credit and the Eaton Vance Mutual Fund Family. Former board member of The MacGregor Group and former executive vice president, board member and chief investment officer of The New England Mutual Life Insurance Company and former president and chief executive officer of State Street Research Management.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and chairman and member of the board of managing directors of Allgemeine HypothekenBank Rheinboden AG.
      The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
      We currently operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2005, Telcordia Technologies, Inc. represented 18% of our total lease revenues.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Competition
      In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments.
      We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
      We have invested, and expect to continue to invest, in properties currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
      While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
      While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties, the contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
      As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Transactions with Affiliates
      We may acquire assets from our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may acquire single properties or portfolios of properties. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their public offerings. We may seek to purchase assets from another CPA® REIT that is entering its liquidation phase. These transactions may take the form of a direct purchase of assets, a merger or another type of transaction.
Types of Investments
      Substantially all of our investments to date have been and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. We anticipate that some of our sale-leasebacks will be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Investments will not be restricted as to geographical areas.
      In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
      Investments in Loans. Some of the loans made, purchased or otherwise acquired by us, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that the participations may take other forms where available or deemed appropriate. The forms and extent of the participations we receive will vary with each transaction depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on our loans and the anticipated and actual cash flow from the underlying real property. Our loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. Loans are not currently expected to comprise a significant portion of our portfolio. We will not make or invest in loans that are subordinate to any mortgage or equity interest of the advisor, our directors or our affiliates.
      The loans generally will be secured by property with a demonstrable income-producing potential. In determining whether to make loans, the advisor will analyze relevant property and financial factors which may include the condition and use of the subject property, its income-producing capacity and the quality, experience and creditworthiness of the borrower.
      We will generally require a security interest in the underlying properties or leases. We will obtain third party appraisals for underlying real property, which we will maintain in our records for at least five years and make available for inspection and duplication by any shareholder at our offices. However, the advisor generally will rely on its own analysis and not exclusively on appraisals in determining whether to make a particular loan. It should be noted that appraisals are estimates of value and may differ from realizable value. We will not make a loan when the amount we advance plus the amount of any existing loans that are equal or senior to our loan exceeds 100% of the appraised value of the underlying real property.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      We may also invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. The value of the collateral against which we lend may or may not be valued by an appraisal. In the event of a default, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral.
      Our rights in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans, or equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset,” for purposes of the 75% REIT asset test. In addition, in general, under the REIT rules our investment in each loan, to the extent it is not secured by real estate, can not exceed 10% of the value of the issuer, and in the aggregate can not exceed 25% of our total assets. Also, income from that portion of such a loan will not qualify under the 75% REIT income test. Investments in corporate loans are not expected to represent a material portion of our portfolio.
      Joint Ventures. We may enter into joint ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. In connection with such a joint investment, both we and our affiliates would be required to approve any material decisions concerning the investment, including refinancing and capital improvements. See “Risk Factors — Our participation in joint ventures create additional risk.”
      Other Investments. We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. The issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
      We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price shall not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
      We will not invest in real estate contracts of sale unless the contracts of sale are in recordable form and are appropriately recorded in the applicable chain of title.
      There can be no assurance as to when our capital may be fully invested in properties. Pending investment, cash obtained from the a public offering of our securities will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
      If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940. Among other things, they will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act of 1940.
      Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.

(d)	Financial Information About Geographic Areas
      Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information pertaining to our segment and geographic operations.

(e)	Available Information
      All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments to those reports, are available for free on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website address is http://www.cpa16global.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

ITEM 1A.	Risk Factors.
      Our future results may be affected by certain risks and uncertainties including the following:
Investments in properties outside of the United States subject us to foreign currency risks which may adversely affect distributions.
      We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro and the Pound Sterling (U.K.). We currently also are exposed to the Swedish krona, Canadian dollar and Thai baht. For the year ended December 31, 2005, we have incurred realized and unrealized foreign currency translation losses. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT.
      Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our qualification as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our qualification as a REIT.
International investment risks, including currency fluctuation, adverse political or economic developments, lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles), the tax treatment of transaction structures, uncertainty of foreign laws and the difficulty of enforcing certain obligations in other countries may adversely affect our operations and our ability to make distributions.
      Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures though which we acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.
The offering price for shares of our common stock was determined by our board of directors.
      The offering price for our shares of our common stock was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved or of the value of our portfolio at the time you purchase shares.
Shareholders’ equity interests may be diluted.
      Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors and to WPC and its affiliates for payment of fees in lieu of cash, then existing shareholders and investors purchasing shares in our offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in our offering, and the value of our properties and our

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
We were incorporated in June 2003 and have a limited operating history.
      We were incorporated in June 2003 and have a limited property acquisition history. You should not rely upon the past performance of other real estate investment programs of our advisor or its affiliates. Such past performance may not predict our future results. This is particularly true since none of these past programs had a significant focus on international investment. We cannot guarantee that we will continue to find suitable property investments, or that our tenants will fulfill their lease obligations. Our failure to timely invest the proceeds of our offering, or to invest in quality properties, could diminish returns to investors and our ability to pay distributions to our shareholders.
Our success is dependent on the performance of our advisor.
      Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. Investors will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. The past performance of partnerships and REITs managed by our advisor may not be indicative of our advisor’s performance with respect to us. We cannot guarantee that our advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
WPC and Carey Financial are the subjects of an ongoing SEC investigation, the effects of which could be materially adverse to them and, possibly, us.
      WPC has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of WPC and Carey Financial involving REITs managed by WPC. WPC has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, WPC has publicly reported that the SEC may pursue an action against WPC or Carey Financial or both in the future which could have a material adverse effect on WPC or Carey Financial or both. If such an action is brought, it could have a material adverse effect on WPC and its affiliates and Carey Financial. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services, including in connection with the offering of securities.
Our advisor has limited experience managing a REIT that has a significant focus on international investments.
      We and our advisor have limited experience managing a REIT whose focus is on making a significant percentage of its investments outside of the United States. The experience of our advisor consists mainly of making international investments on our behalf with the proceeds from our initial public offering and making investments on behalf of other CPA® REITs. Our lack of international investing experience could cause increased investment expenses or lower quality investments than anticipated, and therefore could adversely affect our revenues and distributions to our shareholders.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.
      We have not yet identified the properties to be purchased with the proceeds of our offering and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that our advisor is simultaneously seeking to locate suitable investments for other CPA® REITs managed by our advisor and its affiliates. Delays in our ability to invest the proceeds of our offering and our distribution reinvestment plan could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return.
Our board of directors may change our investment policies without shareholder approval, which could alter the nature of your investment.
      Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent.
We may not be able to raise sufficient funds in our offering and through our distribution reinvestment plan to make investments that will enable us to achieve our portfolio diversification objectives.
      Our offering is on a best-efforts basis and is not conditioned on the sale of any minimum number of shares. Our ability to diversify our investments, both geographically and by type of properties purchased, will be limited by the amount of funds at our disposal. The investment of a smaller sum of money will likely result in the acquisition of fewer properties and, accordingly, less diversification of our real estate portfolio than the investment of a larger sum in a greater number of properties. In addition to the amount already raised in our initial public offering, the amount we have to invest will depend on the amount to be raised in our offering and through our distribution reinvestment plan and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us and you of any under-performing investments.
We may have difficulty selling or re-leasing our properties.
      Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
      We expect that most of our properties will each be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. For the year ended December 31, 2005, Telcordia Technologies, Inc. represented 18% of our total lease revenues.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Lease payment defaults by this and other tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
      Bankruptcy or insolvency of a tenant could cause:

•	the loss of lease payments;

•	an increase in the costs incurred to carry the property;

•	a reduction in the value of our shares; and

•	a decrease in distributions to shareholders.
      Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against further decrease in the value of the property if the value of the property is less than the balance owed to us.
      As a general rule, insolvency laws outside of the United States are not as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/ tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
      However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.
      One of our tenants, Foss, filed for Chapter 11 bankruptcy in September 2005. The initial aggregate annual rent under our lease with Foss is $3,195. Since filing for bankruptcy protection, Foss has been making partial payments of amounts due under the lease and as of December 31, 2005, owes us $231.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      In addition, our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively “Clean Earth”) have each filed for bankruptcy protection in January 2006. The initial aggregate annual rent under their lease is approximately $710. At December 31, 2005, all amounts due under the lease had been paid.
      Other CPA® REITs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Our highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
      Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. As stated previously, our tenants, Foss Manufacturing Company, Inc. and Clean Earth, filed for Chapter 11 bankruptcy. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to shareholders.
The credit profile of our tenants may create a higher risk of lease defaults and therefore lower revenues.
      Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
We may recognize substantial impairment charges on properties we own.
      We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, such impairment charges are not predictable. If we incur such impairment charges, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Our sale-leaseback agreements may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation.
      In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond the price at which the tenant can purchase the property, we would be limited in fully realizing the appreciation on that property.
Liability for uninsured losses could adversely affect our financial condition.
      Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Potential liability for environmental matters could adversely affect our financial condition.
      We expect to invest in properties historically used for industrial, manufacturing, and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

•	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

•	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
      Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
Our use of debt to finance acquisitions could adversely affect our cash flow.
      Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. There is no limitation on the amount which we can borrow on a single property. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders to be reduced. In addition, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made. Such covenants may allow a default to be declared, and the lender to foreclose on the property, even if the owner is current in its payments. If such an event were to occur, the owner may be able to cure the default by making additional principal

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
payments in order to reduce the loan-to-value ratio, resulting in larger cash expenditures and more rapid loan amortization than originally provided for.
Balloon payment obligations may adversely affect our financial condition.
      A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or to sell the property. At the time the balloon payment is due, we may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. As of December 31, 2005, no balloon payments are due until 2011.
      We have an equity interest in a property in Finland for which our proportionate share of mortgage debt as of December 31, 2005 is $20,944. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
Our participation in joint ventures creates additional risk.
      From time to time we participate in joint ventures and purchase properties jointly with other entities. To date, all of our joint venture partners have been affiliated CPA® REIT’s; however, we may have unaffiliated joint venture partners in the future. There are additional risks involved in joint venture transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management for our properties.
      The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of net lease tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
We may incur costs to finish build-to-suit properties.
      We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for cost-overruns, failing to meet an agreed-upon delivery schedule and cost-overruns that cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks which means that we may have to advance funds to cover cost-overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
Mortgages on our international properties are subject to provisions over which we have no control which could cause us to default and potentially lose our investment in the property and may adversely affect our revenues and distributions to our shareholders.
      Lenders for our international mortgage loan transactions typically include provisions that can cause a loan default and over which we have no control. These provisions include a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. If real estate values decline or a tenant defaults the lender would have the right to foreclose on its security and we could lose our investment in the property and our revenues and distributions to our shareholders may be adversely affected.
We face intense competition.
      In raising funds for investment through our offering and our distribution reinvestment plan, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments.
      We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations, in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
The termination or replacement of our advisor could trigger a default or repayment event under our mortgage loans for some of our properties.
      Lenders for certain of our properties, particularly in Europe, may request provisions in the mortgage loan documentation that would make the termination or replacement of our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our properties, our revenues and distributions to our shareholders may be adversely affected.
Loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.
      We may in the future invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. In the event of a default, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our right in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
collateral, that portion of the loan will not be considered a “real estate asset,” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.
Payment of fees to our advisor will reduce cash available for investment and distribution.
      Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to our shareholders.
Our advisor may be subject to conflicts of interest.
      Our advisor manages our business and selects our real estate investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Activities in which a conflict could arise between us and our advisor include:

•	the receipt of compensation by our advisor for property purchases, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

•	transactions with affiliates will increase fees payable to affiliates and will decrease our net income;

•	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for property acquisitions, which may cause our advisor and its affiliates to direct properties suitable for us to other related entities;

•	a decision by WPC (on our behalf) of whether to hold or sell a property. This decision could impact the timing and amount of fees payable to WPC because WPC receives asset management fees and may decide not to sell a property;

•	a recommendation by our advisor that we declare distributions at a particular rate because our advisor will begin collecting subordinated fees once the six percent preferred return has been met; and

•	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property.
We have limited independence from our advisor.
      All of our management functions are performed by officers of our advisor pursuant to our contract with the advisor. Each member of our board of directors, including our chairman, is a director of WPC or one or more of its affiliates. Our independent directors are selected through a process which includes significant input from our advisor and also serve as the independent directors of other WPC-sponsored REITs. As a result of the foregoing, we have limited independence from WPC and its affiliates. This limited independence, combined with our advisor’s limited equity interests in us, may exacerbate the

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
conflicts of interest described in this section by giving our advisor substantial control over us while having different economic incentives than our shareholders.
We face competition from affiliates of our advisor in the purchase, sale, lease and operation of properties.
      WPC and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as other CPA® REITs, that invest in real estate. Some of the other CPA® REITs have investment policies and return objectives that are similar to ours and several of the CPA® REITs are currently actively seeking opportunities to reinvest capital. Therefore, WPC and its affiliates, including other CPA® REITs, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have no noncompetition agreement with WPC and its affiliates and there are no restrictions on their ability to sponsor or manage funds or other investment vehicles that may compete with us in the future.
Our capital raising ability is principally reliant on one selected dealer.
      We are principally reliant on Ameriprise Financial Services, Inc. to market our shares to investors. Any adverse change in that arrangement could severely limit our ability to increase assets under management and may prevent us from having funds available for new transactions.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
      Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, if the present value of a company’s minimum lease payments equal 90% or more of a property’s fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company’s balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property’s value, the lease is considered an operating lease, and the obligation does not appear on the company’s balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet. The SEC has conducted a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing our offering proceeds, and make it more difficult for us to enter leases on terms we find favorable.
Requirements to obtain U.S. GAAP financial statements from tenants in certain cases may cause us to have to forego an investment opportunity.
      As an SEC registered reporting company, we are subject to SEC rules and regulations that require us to provide financial information with respect to investments we make that are deemed significant under these rules and regulations. The financial information must be prepared in accordance with U.S. GAAP. Potential lessees may not have available U.S. GAAP-based financial information that would enable us to satisfy our obligations. As a result, we may have to elect not to make a particular investment if it will prevent us from satisfying our reporting obligations.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
      We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
      In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after our offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of our offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to shareholders and possibly lower your returns.
      To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Compliance with the Americans with Disabilities Act may require us to spend substantial amounts of money which could adversely affect our operating results.
      We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.
We are subject to the risks of real estate ownership which could reduce the value of our properties.
      Our performance and asset value is subject to risks incident to the ownership and operation of triple-net leased commercial property, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.
      There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
Failing to qualify as a REIT would adversely affect our operations and ability to make distributions.
      If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
      Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we intend to make investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
We may need to use leverage to make distributions.
      We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.
      The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
      The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Possible legislative or other actions affecting REITs could adversely affect our shareholders and us.
      The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
The ability of our board of directors to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
      Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
The limit on the number of our shares a person may own may discourage a takeover.
      Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These restrictions may discourage a change of control of us and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.
Maryland law could restrict change in control.
      Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of outstanding shares;

•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

•	an affiliate of an interested shareholder.
      These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.
Our articles of incorporation permit our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
      Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. If our board of directors determines to take any such action, it will do so in accordance with the fiduciary duties it owes to holders of our common stock.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
      If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:

•	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

•	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

•	your need to value the assets of the benefit plan annually.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, and based on our articles of incorporation and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions” which could cause us, our advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
      Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the SEC.
ITEM 1B.     Unresolved Staff Comments.
      None.

ITEM 2.	Properties.
      Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
      Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III — Real Estate and Accumulated Depreciation of Item 8 for a detailed listing of such properties.

ITEM 3.	Legal Proceedings.
      As of December 31, 2005, we were not involved in any material litigation.
      In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
      The staff alleged that in connection with a public offering of shares of CPA®:15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
      In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of WPC’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
      In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
      Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
      WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
      Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      There is no established public trading market for our shares. As of March 17, 2006, there were 18,966 holders of record of our shares.
Distributions
      We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:
      Cash Distributions Declared Per Share:

	2005	2004

First quarter	$.1250	$.1125
Second quarter	.1450	.1129
Third quarter	.1500	.1155
Fourth quarter	.1563	.1160

	$.5763	$.4569

Unregistered Sales of Equity Securities
      (a) For the three-month period ended December 31, 2005, 111,539 shares were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during 2005 in our quarterly reports on Form 10-Q.
      (b) Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value) of
			of Shares Purchased	Shares that may
	Total Number	Average	as Part of Publicly	yet be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans
Period	Purchased	per Share	Programs(1)	or Programs(1)

October 1, 2005 - October 31, 2005	$—	$—	N/A	N/A
November 1, 2005 - November 30, 2005	—	—	N/A	N/A
December 1, 2005 - December 31, 2005	30,584	9.30	N/A	N/A

Total	30,584	$9.30

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.

ITEM 6.	Selected Financial Data.
      The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years Ended December 31,

	2005	2004	2003(1)

OPERATING DATA:
Revenues	$42,230	$5,776	$—
Net income (loss)	16,284	5,124	(42)
Basic earnings (loss) per share	.29	.21	(2.08)
Cash distributions paid	28,939	5,918	—
Cash distributions declared per share	.5763	.4569	—
Payment of mortgage principal(2)	2,821	344	—
BALANCE SHEET DATA:
Total assets	$929,649	$585,512	$1,230
Long-term obligations(3)	368,070	103,387	—

(1)	For the period from inception (June 5, 2003) through December 31, 2003. Prior to December 31, 2003, we had no substantive operating history and our cash balances consisted of funds received from our advisor to purchase the initial 20,000 shares.

(2)	Represents scheduled mortgage principal paid.

(3)	Represents limited recourse mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
      The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 16 — Global Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 16 — Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans of will be achieved.
EXECUTIVE OVERVIEW

Business Overview
      As described in more detail in Item 1 of this Annual Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. We were formed in June 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
      In December 2003, we commenced a “best efforts” initial public offering to raise up to $1,100,000. This offering was terminated in March 2005, excluding shares registered pursuant to our Plan. Prior to terminating the offering we sold 55,332,415 shares and through December 31, 2005 we have sold 1,582,072 shares through the Plan. In August 2005, we filed an amendment to our registration statement filed with the SEC in 2004 for a second “best efforts” public offering of up to 95,000,000 shares of our common stock, including 40,000,000 shares of our common stock issuable under the Plan. This registration statement was declared effective by the SEC on February 22, 2006 but selling has not yet commenced. While we currently anticipate that our second offering may commence shortly, the offering may be delayed or suspended based upon a number of factors, which may include obtaining regulatory approvals, negotiation of satisfactory agreements with selected dealers, analysis of market conditions and other factors affecting the offering.

Current Developments and Trends
      Significant business developments that occurred during 2005 are detailed in Item 1 — Significant Developments During 2005.
      Current trends include:
      We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.
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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
benefits are partially offset by shorter financing maturities and increased exposure to fluctuations in foreign currency exchange rates.
      Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
      We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Since December 31, 2004, the U.S. dollar has strengthened which has had an adverse impact on our results of operations and will continue to have such an impact should such strengthening continue.
      For the year ended December 31, 2005, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments. As of December 31, 2005, we had $155,374 in cash and cash equivalents as well as $1,698 in short-term instruments that we intend to convert to cash, which will primarily be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments.
      We intend to fund quarterly distributions from cash generated from operations. We also currently expect to continue raising funds through an additional public offering of our common stock (see Item 1 — Significant Developments During 2005). Substantially all of the capital raised has been raised by one selected-dealer and any adverse change in our relationship with this selected-dealer could limit our ability to sell additional shares of common stock.

How We Earn Revenue
      The primary source of our revenue is from leasing real estate. We invest in and own commercial properties that are then leased to companies domestically and internationally, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new investments, new lease transactions at existing properties, lease expirations, lease terminations, and sales of property.

How Management Evaluates Results of Operations
      Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes its assessment of the long-term sustainability of our real estate portfolio.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      Our operations consist primarily of the investment in and the leasing of commercial real estate. We acquired our first investment in 2004. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Rental income	$29,416	$2,901
Interest income from direct financing leases	9,689	2,769

	$39,105	$5,670

      For the years ended December 31, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2005	%	2004	%

Telcordia Technologies, Inc.(a)	$7,029	18%	$—	—%
Ply Gem Industries, Inc.(b)(c)	3,447	9	1,154	20
The Talaria Company (Hinkley)(a)(d)	3,285	8	—	—
Foss Manufacturing Company, Inc.(b)(e)	3,196	8	1,598	28
Finisar Corporation(a)	3,018	8	—	—
Polestar Petty Ltd.(b)(c)	2,652	7	1,661	29
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico(a)(c)	2,162	6	—	—
HMS Healthcare, Inc.(a)	1,776	5	—	—
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited(a)(c)	1,719	4	—	—
Plantagen Finland Oy and Plantagen Sverige AB(b)(c)	1,674	4	30	1
Xpedite Systems, Inc.(b)	1,593	4	467	8
Precise Technology Group, Inc.(a)	1,383	3	—	—
Castle Rock Industries, Inc.(b)	1,330	3	760	14
Huntsman International, LLC(a)	1,303	3	—	—
Clean Earth Kentucky, LLC(a)(f)	710	2	—	—
Polypipe, Inc.(a)	632	2	—	—
Other(a)(c)(d)	2,196	6	—	—

	$39,105	100%	$5,670	100%

(a)	We acquired or placed into service our interest in this investment during 2005.

(b)	We acquired or placed into service our interest in this investment during 2004.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $1,098 in 2005 and $0 in 2004 and 2003.

(e)	Foss filed for Chapter 11 bankruptcy in September 2005.

(f)	Clean Earth filed for Chapter 11 bankruptcy in January 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. For the years ended December 31, 2005 and 2004, our share of net lease revenues in the following lease obligations is as follows:

	2005	%	2004	%

U-Haul Moving Partners, Inc. and Mercury Partners, LP(a)	$8,782	40%	$5,907	62%
Thales S.A.(a)(c)	3,876	18	1,588	17
Pohjola Non-life Insurance Company(b)(c)	2,984	13	—	—
TietoEnator Plc(a)(c)	2,792	13	1,352	14
Hellweg Die Profi-Baumarkte Gmbh & Co. KG(b)(c)	1,628	7	—	—
Police Prefecture, French Government(b)(c)	1,397	6	—	—
Actuant Corporation(a)(c)	739	3	718	7

	$22,198	100%	$9,565	100%

(a)	We acquired or placed into service our interest in this investment during 2004.

(b)	We acquired or placed into service our interest in this investment during 2005.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.
RESULTS OF OPERATIONS
      We had no substantive operations in 2003 when we were formed and commenced real estate operations in 2004. The results of operations presented below for the years ended December 31, 2005 and 2004 are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation is expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our properties.

Lease Revenues
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $33,435 primarily as a result of recent investment activity. Rent from several investments completed during 2005 contributed $23,908 of this increase while the full year impact of several investments completed in 2004 contributed $8,222 of the increase. We also completed a build-to-suit project in September 2005 that contributed $1,303 of the increase.
      We have completed several international investments and expect that such investments will continue to make up a significant portion of our investment activity. We expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
      Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
      Recent lease activity includes:

•	In December 2005, we entered into a transaction with CPA®:14, an affiliate, where we acquired a 55.1% interest in a property leased to Dick’s Sporting Goods, Inc. and agreed to construct an expansion at the existing facility. We will receive rent only on the expansion facility until construction is completed. Once construction is completed, we and CPA®:14 will each receive our

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

respective pro rata portion of the aggregate rent for the entire facility (see Item 1 — Significant Developments During 2005).

•	In September 2005 and January 2006, Foss Manufacturing and Clean Earth, which contributed approximately $3,195 and $710 in 2005 lease revenues, respectively, filed for Chapter 11 bankruptcy protection. We cannot predict whether either company will affirm or terminate its lease in connection with its bankruptcy reorganization.

Interest Income on Mortgage Receivable
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, interest income on mortgage receivable increased $2,452 primarily as a result of investments made in two mortgage loans totaling $33,040. These investments were entered into in December 2004 and January 2005.

Other Operating Income
      Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, other operating income increased $567, primarily due to an increase in reimbursable tenant costs.

Depreciation and Amortization
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization increased $6,861 as a result of depreciation and amortization incurred on investments completed in 2005 and the full year impact of investments completed in 2004.

Property Expenses
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, property expenses increased by $6,882 primarily due to an increase in asset management and performance fees of $5,758, an increase in reimbursable tenant costs of $544, an increase in the provision for uncollected rents of $337 and increases in carrying costs on certain properties.
      The increase in the asset management and performance fees paid to the advisor is from an increase in our asset base due to recent investment activity. The increase in the provision for uncollected rents relates primarily to amounts due from Foss, which filed for bankruptcy protection in September 2005. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.

General and Administrative
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased by $2,276 primarily due to an increase in our share of expenses allocated by the advisor and an increase in our share of rental expenses under an office-sharing agreement totaling $722, an increase in professional fees of $513, an increase in state and local income taxes of $464 and an increase in investor related costs, including printing and proxy solicitation costs totaling $266.
      The increase in expenses allocated by the advisor results from the increase in our asset base due to recent investment activity while the increase in rent expenses is due to an increase in our revenue as rent is allocated under the office-sharing agreement based on revenue. Increases in other general and

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
administrative expenses in 2005 reflect the increase in our asset base as a result of recent investment activity and an increase in our shareholder base.

Impairment Charge
      We recognized an impairment charge in the fourth quarter of 2005 of $302 to reflect an other than temporary decline in the value of warrants we held in Clean Earth. Clean Earth filed for Chapter 11 bankruptcy in January 2006. No impairment charges were recognized in 2004.

Income from Equity Investments
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments increased by $3,002 primarily due to recent investment activity. The full year impact of four equity investments completed in 2004 contributed $1,913 of the increase while income from three equity investments completed in 2005 contributed $1,089 of the increase.

Other Interest Income
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, other interest income increased $3,502 primarily due to increases in interest rates and average cash balances maintained.

Minority Interest in Income
      Minority interest in income of $642 during 2005 reflects our acquisition of controlling interests in Hinckley and Dick’s Sporting goods. We entered into these investments during 2005 with two affiliated CPA® REITs.

(Loss) Gain on Foreign Currency Transactions, Net
      2005 VS. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions of $1,652 as compared with a net gain of $18 for the year ended December 31, 2004. The loss is primarily due to the strengthening of the U.S. dollar during 2005, which contributed to losses incurred on deposits held for new investments and the translation of intercompany subordinated debt with scheduled principal repayments or accrued interest on such debt.

Interest Expense
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, interest expense increased by $13,165 primarily due to limited recourse mortgage loans obtained on recent investments and the full year impact of mortgage loans placed on investments completed in 2004. During 2005, we obtained mortgage financing of $369,551 with a weighted average interest rate and term of 5.5% and 13.6 years.

Net Income
      2005 VS. 2004 — For the years ended December 31, 2005 and 2004, net income increased $11,160, primarily due to income generated from investments completed in 2005 and the full year impact of investments completed in 2004. Income generated from our investment portfolio was partially offset by foreign exchange losses. These variances are described above.
FINANCIAL CONDITION

Uses of Cash During the Year
      Prior to December 31, 2003, we had no substantive operating history and our cash balances consisted of funds received from our advisor to purchase the initial 20,000 shares. Since December 31,

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
2003, we have raised funds from our initial public offering and commenced real estate operations. Cash and cash equivalents totaled $155,374 as of December 31, 2005. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during 2005 is described below.

Operating Activities
      One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund distributions to shareholders. During 2005, cash flow from operations and equity investments of $43,820 were sufficient to pay distributions to shareholders of $28,939, meet scheduled mortgage principal installments of $2,821 and distribute $161 to minority interest partners. During 2005, the advisor elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid fees of $3,315 through the issuance of stock rather than in cash.

Investing Activities
      Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We completed 22 investments during 2005, including the purchase of a mortgage note receivable. Our investment activity during 2005 was funded through proceeds from limited resource mortgage financing, the use of existing cash balances, the release of funds of $19,942 held in escrow and proceeds from the sale of marketable securities and the issuance of our stock. During 2005, we had net sales (purchases less proceeds from sale) of marketable securities of $69,900, which were used to fund investment activity and for working capital needs.

Financing Activities
      In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $1,512 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. During 2005, we obtained $267,218 in mortgage financing to fund investment activity and received $45,413 from the issuance of stock, net of costs. The decrease in proceeds from the issuance of our stock as compared to the comparable prior year period is due to the termination of our initial public offering in March 2005.
      All of our mortgage obligations bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest.

Cash Resources
      As of December 31, 2005, we had $155,374 in cash and cash equivalents as well as $1,698 in short-term instruments that we intend to convert to cash, which will primarily be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $21,836 as of December 31, 2005 and any proceeds may be used to finance future investments. We intend to fund quarterly distributions from cash generated from our real estate portfolio. We also currently expect to continue raising funds through an additional offering of our common stock, which may commence shortly.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      We expect cash flows from operating activities to be affected by several factors in 2006 including:

•	The full year impact of investments completed in 2005, including a build-to-suit project that was completed and placed into service in September 2005 as well as the expected completion of a build-to-suit project in 2006, which we expect will provide additional cash flow in 2006.

•	The advisor’s election in 2006 to continue to receive asset management and performance fees in restricted shares.

•	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.

Cash Requirements
      During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently project to total $45,794 as well as other normal recurring operating expenses. We also intend to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs.
      We have an equity interest in a property in Finland for which our proportionate share of mortgage debt as of December 31, 2005 is $20,944. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
      Based on projected increases in operating cash flows from recent investments, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.
AGGREGATE CONTRACTUAL AGREEMENTS
      The table below summarizes our contractual obligations as of December 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Mortgage notes payable — Principal	$358,370	$5,496	$15,102	$17,882	$319,890
Mortgage notes payable — Interest	231,071	21,083	41,051	39,021	129,916
Deferred acquisition fees — Principal	17,708	2,512	11,805	3,391	—
Deferred acquisition fees — Interest	2,253	859	1,224	170	—
Build-to-suit commitments(1)	45,794	45,794	—	—	—
Operating leases(2)	2,925	183	495	550	1,697

	$658,121	$75,927	$69,677	$61,014	$451,503

(1)	Represents remaining build-to-suit commitments for three projects. Commitments include a project in Blairsville, Pennsylvania where estimated total construction costs are currently projected to total $25,152, of which $659 was funded as of December 31, 2005; a project in Plainfield, Indiana where

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

estimated total construction costs are currently projected to total approximately $17,600, of which $2,740 was funded as of December 31, 2005; and a project in Norwich, Connecticut where estimated total construction costs are currently projected to total up to $12,500, of which $6,059 has been funded as of December 31, 2005.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
      Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2005.
      As of December 31, 2005, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
      In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.
SUBSEQUENT EVENTS
      In January and March 2006, we completed two investments located in Wyoming and Texas, respectively. The investment in Wyoming represents a build-to-suit project and the investment in Texas represents the acquisition of four commercial properties. The total cost of these investments is expected to be approximately $41,000. In connection, with the investment in Texas, the Company obtained limited recourse mortgage financing of $9,000 with a fixed interest rate of 6.48% and a 20-year term.
      In January 2006, our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively “Clean Earth”), each filed for bankruptcy protection. The initial aggregate annual rent under their lease is approximately $710. At December 31, 2005, all amounts due under the lease had been paid.
      In March 2006, we together with an affiliate, CPA®:15, through a subsidiary in which we own a 25% interest and CPA®:15 owns the remaining 75%, entered into agreements to acquire and lease back 18 retail facilities in Europe from OBI AG, for a total purchase price that is expected to be approximately $200,000. The transaction is expected to close during the first half of 2006, however there can be no assurance that we will be successful in completing the transaction for the expected purchase price and within the estimated timeframe.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      As previously reported in our Form 10-Q report for the quarter ended September 30, 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. In March 2006, we entered into a closing agreement with the IRS, under which the IRS reached a final determination that it would not challenge our qualification as a REIT, or the deductibility of dividends paid to our shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which we issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor has agreed to make a payment of $101,536 to the IRS and to cancel the issuance of a de minimis number of shares issued pursuant to our distribution reinvestment plan that may have caused the dividends to be preferential.
CRITICAL ACCOUNTING ESTIMATES
      Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets
      We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.

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
      The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
      Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
      The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit quality, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
      Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs, expectation of funding tenant improvements and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Basis of Consolidation
      The consolidated financial statements include us, our wholly owned and majority owned controlled subsidiaries and one variable interest entity (“VIE”) in which we are the primary beneficiary. All material inter-entity transactions have been eliminated.
      For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, we evaluate the entity to determine if the entity is deemed a VIE, and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.

•	Our equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

•	We do not have the direct or indirect ability to make decisions about the entity’s business;

•	We are not obligated to absorb the expected losses of the entity;

•	We do not have the right to receive the expected residual returns of the entity; and

•	Our voting rights are not proportionate to our economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      We consolidate the entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. For entities where we are not deemed to be the primary beneficiary of the VIE and our ownership is 50% or less and we have the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests we use the equity accounting method, i.e. at cost, increased or decreased by our share of earnings or losses, less distributions. When events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.

Impairments
      Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, assets held for sale and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
      We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
      When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.

Provision for Uncollected Amounts from Lessees
      On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (16 lessees represented more than 94% of annual lease revenues during 2005), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Interest to be Capitalized in Connection with Real Estate Under Construction
      Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2005 and 2004 was approximately $725 and $151, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.

Recent Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 as required effective December 31, 2005 and the initial

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
application of this Interpretation did not have a material effect on our financial position or results of operations.
      In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. We do not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
      In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. We adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk.
(In thousands)
      Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rate risks.

Interest Rate Risk
      The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.
      All of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
interest rates by expected maturity dates for our fixed rate debt. The interest rates on our fixed rate debt as of December 31, 2005 ranged from 4.36% to 7.15%.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed rate debt	$5,496	$7,029	$8,073	$8,657	$9,225	$319,890	$358,370	$351,424
Weighted average interest rate	5.97%	5.90%	5.91%	5.91%	5.92%	5.85%
      A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at December 31, 2005 by approximately $13,620.
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

Foreign Currency Exchange Rate Risk
      We have foreign operations in the European Union, Thailand and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. A significant portion of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Realized and unrealized foreign currency translation losses were $1,527 and $125, respectively, for the year ended December 31, 2005. Such losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
      During each of the next five years following December 31, 2005 and thereafter, scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Rental income(1)	$4,620	$4,620	$4,620	$4,620	$4,620	$56,306	$79,406
Interest income from direct financing leases(1)	6,817	6,872	6,929	6,987	7,046	137,826	172,477
      Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2005, and thereafter, from our foreign operations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total

Fixed rate debt(1)	$1,103	$1,206	$1,518	$1,655	$1,790	$78,277	$85,549

(1)	Based on the applicable December 31, 2005 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 8.	Financial Statements and Supplementary Data.
      The following financial statements and schedule are filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and the period from inception (June 5, 2003) through December 31, 2003.

Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and the period from inception (June 5, 2003) through December 31, 2003.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and the period from inception (June 5, 2003) through December 31, 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and the period from inception (June 5, 2003) through December 31, 2003.

Notes to Consolidated Financial Statements.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005.

Notes to Schedule III.

Schedule IV — Mortgage Loans on Real Estate.

Notes to Schedule IV.
      Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 — Global Incorporated:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 — Global Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and the period from inception (June 5, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 21, 2006

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,

	2005	2004

ASSETS:
Real estate, net	$386,615	$58,654
Net investment in direct financing leases	152,772	97,102
Equity investments	97,179	65,964
Real estate under construction	15,026	9,994
Mortgage notes receivable	29,798	20,291
Cash and cash equivalents	155,374	217,310
Short-term investments	1,698	9,753
Marketable securities	2,996	69,900
Funds in escrow	6,377	22,922
Intangible assets, net	66,589	5,614
Due from affiliates	590	—
Deferred offering costs	4,028	3,080
Other assets, net	10,607	4,928

Total assets	$929,649	$585,512

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY:
Liabilities:
Limited recourse mortgage notes payable	$358,370	$97,691
Accrued interest	2,330	298
Prepaid rental income and security deposits	6,398	2,821
Other deposits	—	2,458
Due to affiliates	9,475	4,399
Distributions payable	8,926	5,353
Deferred acquisition fees payable to affiliate	17,708	7,535
Accounts payable and accrued expenses	10,867	833
Other liabilities	11,446	916

Total liabilities	425,520	122,304

Minority interest	17,134	—

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 110,000,000 shares authorized; 57,106,286 and 51,426,720 shares issued and outstanding at December 31, 2005 and 2004	57	51
Additional paid-in capital	514,014	465,292
Distributions in excess of accumulated earnings	(22,416)	(6,188)
Accumulated other comprehensive (loss) income	(3,148)	4,053

	488,507	463,208
Less, treasury stock at cost, 162,564 shares at December 31, 2005	(1,512)	—

Total shareholders’ equity	486,995	463,208

Total liabilities, minority interest and shareholders’ equity	$929,649	$585,512

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except share and per share amounts)

			For the Period
			from Inception
	For the Years Ended		(June 5, 2003)
	December 31,		through
			December 31,
	2005	2004	2003

REVENUES:
Rental income	$29,416	$2,901	$—
Interest income from direct financing leases	9,689	2,769	—
Interest income on mortgage receivable	2,482	30	—
Other operating income	643	76	—

	42,230	5,776	—

OPERATING EXPENSES:
Depreciation and amortization	(7,417)	(556)	—
Property expenses	(8,586)	(1,704)	—
General and administrative	(3,310)	(1,034)	(42)
Impairment charge	(302)	—	—

	(19,615)	(3,294)	(42)

OTHER INCOME AND EXPENSES:
Income from equity investments	5,342	2,340	—
Other interest income	5,790	2,288	—
Minority interest in income	(642)	—	—
(Loss) gain on foreign currency transactions, net	(1,652)	18	—
Interest expense	(15,169)	(2,004)	—

	(6,331)	2,642	$—

NET INCOME (LOSS)	$16,284	$5,124	$(42)

BASIC EARNINGS (LOSS) PER SHARE	$.29	$.21	$(2.08)

DISTRIBUTIONS DECLARED PER SHARE	$.5763	$.4569	$—

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	56,327,478	24,564,256	20,000

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

			For the Period
			from Inception
	Years Ended		(June 5, 2003)
	December 31,		through
			December 31,
	2005	2004	2003

Net income (loss)	$16,284	$5,124	$(42)
Other comprehensive income:
Unrealized depreciation of marketable securities	(20)	—	—
Foreign currency translation adjustment	(7,181)	4,053	—

	(7,201)	4,053	—

Comprehensive income (loss):	$9,083	$9,177	$(42)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005 and 2004 and for the period from inception (June 5, 2003) through December 31, 2003
(In thousands except share and per share amounts)

			Distributions in	Accumulated
		Additional	Excess of	Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Earnings	(Loss) Income	Stock	Total

20,000 shares issued $.001 par, at $10 per share	$—	$200	$—	$—	$—	$200
Net loss			(42)			(42)

Balance at December 31, 2003	—	200	(42)	—	—	158

51,406,720 shares issued $.001 par, at $10 per share, net of offering costs	51	465,092				465,143
Distributions declared			(11,270)			(11,270)
Net income			5,124			5,124
Change in other comprehensive income				4,053		4,053

Balance at December 31, 2004	51	465,292	(6,188)	4,053	—	463,208

5,679,566 shares issued $.001 par, at $10 per share, net of offering costs	6	48,722				48,728
Distributions declared			(32,512)			(32,512)
Net income			16,284			16,284
Change in other comprehensive income				(7,201)		(7,201)
Repurchase of 162,564 shares					(1,512)	(1,512)

Balance at December 31, 2005	$57	$514,014	$(22,416)	$(3,148)	$(1,512)	$486,995

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			For the Period
			from Inception
	For the Years Ended		(June 5, 2003)
	December 31,		through
			December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$16,284	$5,124	$(42)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,506	464	—
Straight-line rent adjustments	(1,336)	(103)	—
Equity income in excess of distributions received	(637)	—	—
Minority interest in income	642	—	—
Issuance of shares to affiliate in satisfaction of fees due	3,315	—	—
Impairment charge	302	—	—
Realized loss on foreign currency transactions, net	1,527	174	—
Unrealized loss (gain) on foreign currency transactions	125	(192)	—
Increase in funds in escrow	—	(745)	—
Decrease (increase) in due from affiliates	—	30	(30)
Increase in accrued interest	2,064	298	—
Increase in prepaid rent and security deposits	5,179	2,155	—
Increase in due to affiliates (a)	4,753	1,305	15
Increase (decrease) in accounts payable and accrued expenses (a)	1,819	(245)	27
Net change in other operating assets and liabilities	(1,205)	(681)	—

Net cash provided by (used in) operating activities	40,338	7,584	(30)

Cash flows from investing activities:
Distributions received from equity investments in excess of equity income	3,482	985	—
Acquisition of real estate and equity investments (b)	(428,526)	(222,681)	—
Contributions to equity investments	(38,499)	—	—
Purchase of mortgage note receivable	(12,798)	(20,300)	—
Sale (Purchase) of short-term investments	7,871	(9,732)	—
Purchases of securities	(32,625)	(82,175)	—
Proceeds from sale of securities	102,525	12,275	—
Funds held in escrow for acquisition of real estate and equity investments	(2,832)	(22,829)	—
Release of funds held in escrow for acquisition of real estate and equity investments	19,942	—	—
Receipt of principal payment of mortgage note receivable	220	—	—
VAT taxes paid and recoverable from purchase of real estate, net	(5,976)	(86)	—

Net cash used in investing activities	(387,216)	(344,543)	—

Cash flows from financing activities:
Proceeds from issuance of stock, net of costs of raising capital	45,413	465,143	200
Proceeds from mortgages (c)	267,218	95,937	—
Scheduled payments of mortgage principal	(2,821)	(344)	—
Distributions paid	(28,939)	(5,918)	—
Contributions from minority partners	6,724	—	—
Deferred financing costs and mortgage deposits, net of deposits refunded	331	(1,294)	—
Distributions paid to minority partners	(161)	—	—
Purchase of treasury stock	(1,512)	—	—

Net cash provided by financing activities	286,253	553,524	200

Effect of exchange rate changes on cash	(1,311)	575	—

Net (decrease) increase in cash and cash equivalents	(61,936)	217,140	170
Cash and cash equivalents, beginning of period	217,310	170	—

Cash and cash equivalents, end of period	$155,374	$217,310	$170

(Continued)

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

Non-cash investing and financing activities:

(a)	Increase in due to affiliates and accounts payable and accrued expenses excludes amounts related to the raising of capital (financing activities) pursuant to the Company’s public offering. At December 31, 2005, 2004 and 2003, the amount due to the Company’s advisor for such costs was $4,028, $3,080 and $1,043, respectively.

(b)	Included in the cost basis of real estate investments acquired in 2005 and 2004 are deferred acquisition fees payable of $10,174 and $7,535, respectively.

(c)	Net of $2,325 and $570 retained by mortgage lenders during 2005 and 2004, respectively.
Supplemental cash flows information:

	2005	2004	2003

Interest paid, net of amounts capitalized	$13,772	$1,836	$—

Interest capitalized	$725	$151	$—

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1.	Organization
      Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally, primarily on a triple net basis. As of December 31, 2005, the Company’s portfolio consisted of 157 properties leased to 35 tenants and totaling more than 12.4 million square feet. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”).
      In December 2003, we commenced our initial public offering of up to 110,000,000 shares of our common stock at $10 per share pursuant to our registration statement on Form S-11 (No. 333-106838) filed with the SEC. We also registered up to 50,000,000 shares issuable pursuant to our Distribution Reinvestment and Stock Purchase Plan (the “Plan”). These shares were offered on a “best efforts” basis through our affiliate, Carey Financial and other selected dealers. We suspended sales activities with respect to our initial offering in December 2004 and formally terminated the offering in March 2005 by filing an amendment to this registration statement to deregister shares of our common stock that remained unissued as of March 8, 2005, excluding shares issuable under the Plan. Prior to terminating the offering we sold 55,332,415 shares and through December 31, 2005 have sold 1,582,072 shares of common stock through the Plan.
      In September 2004, we filed a registration statement on Form S-11 (No. 333-119265) with the SEC for a second “best efforts” public offering of up to 120,000,000 shares of our common stock at $10 per share, including 40,000,000 shares of our common stock issuable under the Plan. In August 2005, we amended this registration statement to reduce the number of shares being registered to 95,000,000 shares of our common stock, including 40,000,000 shares of our common stock issuable under the Plan. This registration statement was declared effective by the SEC on February 22, 2006.

2.	Summary of Significant Accounting Policies

Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and one variable interest entity (“VIE”) in which we are the primary beneficiary. All material inter-entity transactions have been eliminated.
      For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.

•	The Company’s equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

•	The Company does not have the direct or indirect ability to make decisions about the entity’s business;

•	The Company is not obligated to absorb the expected losses of the entity;

•	The Company does not have the right to receive the expected residual returns of the entity; and

•	The Company’s voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
      The Company consolidates the entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary of the VIE and the Company’s ownership is 50% or less and has the ability to exercise significant influence, as well as any jointly-controlled tenancy-in-common, interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. When events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Purchase Price Allocation
      In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in deferred rental income in the accompanying financial statements.
      Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
      The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
      Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Estimated costs to execute leases

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property will also be considered.
      The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

Operating Real Estate
      Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

Real Estate Under Construction and Redevelopment
      For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

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

Cash and Cash Equivalents and Short-Term Investments
      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. The Company’s cash and cash equivalents at December 31, 2005 were held in the custody of several financial institutions, including international institutions, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase are classified as short-term investments in the accompanying consolidated financial statements.

Marketable Securities
      Marketable securities, which consist of an interest-only participation in a mortgage note receivable as of December 31, 2005 and auction-rate securities as of December 31, 2004, are classified as available for sale securities and reported at fair value with any unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

Other Assets
      Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.

Deferred Acquisition Fees Payable to Affiliate
      Fees are payable for services provided by the advisor to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than three years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (see Note 3).

Treasury Stock
      Treasury stock is recorded at cost.

Real Estate Leased to Others
      Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2005, lessees were responsible for the direct payment of real estate taxes of approximately $5,195.
      The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. One tenant, Telcordia Technologies, Inc., currently represents 18% of total lease revenue. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
      The leases are accounted for under either the direct financing or operating methods as appropriate for the transaction. Such methods are described below:

Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease term so as to produce a constant periodic rate of return on the Company’s net investment in the lease.

Operating method — Real estate is recorded at cost less accumulated depreciation; rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
      On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees (16 lessees represented more than 94% of annual lease revenues during 2005), the Company believes that it is necessary to evaluate the collectibility of these receivables based

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures the allowance against actual arrearages. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee if there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations. As of December 31, 2005 and 2004, the allowance for uncollected rents was $337 and $0, respectively.

Depreciation
      Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally not to exceed 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

Impairments
      When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company’s current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
      Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
      When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.

Foreign Currency Translation
      The Company consolidates its real estate investments in Finland, Sweden, Canada, Thailand and the United Kingdom and owns interests in properties in Germany, France and Finland. The functional currencies for these investments are the Euro, the Swedish Krona, the Canadian Dollar, the Thai Baht and the British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2005 and 2004, the cumulative foreign currency translation adjustment (loss) gain was ($3,128) and $4,053, respectively.
      Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments were funded in part through subordinated debt.
      Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized (losses) gains of ($125) and $192 from such transactions for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the Company recognized realized losses of $1,527 and $174, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. No such realized or unrealized gains were recognized in 2003.

Federal Income Taxes
      The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, the Company generally will not be subject to U.S. federal

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
income tax on income that it distributes to shareholders as long as the Company meets such requirements and distributes at least 90% of its net taxable income (excluding net capital gains) on an annual basis. If the Company fails to qualify for taxation as a REIT for any taxable year, its income will be taxed at regular corporate rates, and the Company may not be able to qualify for treatment as a REIT for that year and the next four years. Even if the Company qualifies as a REIT for U.S. federal income tax purposes, the Company may be subject to federal, state, local and foreign taxes on its income and property and to income and excise taxes on its U.S. undistributed income (See Note 16).
      State, local and franchise taxes of $494 and $30 are included in general and administrative expenses for the years ended December 31, 2005 and 2004, respectively.

Costs of Raising Capital
      Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder’s equity upon the issuance of shares.

Earnings Per Share
      The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts only for all periods presented in the accompanying consolidated financial statements.

Recent Accounting Pronouncements
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.
      In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
application. The Company does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
      In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.

3.	Agreements and Transactions with Related Parties
      In connection with performing management services on behalf of the Company, the advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets, as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative non-compounded distributions return of 6%. As of December 31, 2005, the cumulative non-compounded distributions return is 5.42% and the performance criterion has not been achieved. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2005, the advisor has elected to receive its management fee in restricted shares of common stock of the Company at $10. The advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $3,698 and $819 in 2005 and 2004, respectively. The Company incurred personnel reimbursements of $604 and $50 in 2005 and 2004, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expenses, respectively, in the accompanying financial statements.
      Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees is deferred and payable in equal installments over no less than three years following the first anniversary of the date a property was purchased. Such deferred fees are not payable until the performance criterion has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 5% from the date of acquisition of a property until paid. For transactions that were completed in 2005 and 2004, current fees were $12,717 and $9,718, respectively and deferred fees were $10,174 and $7,535, respectively.
      The advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company’s operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the advisor and independent directors, is made at the sole discretion of the independent directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the advisor to reimburse the Company.
      The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has not sold any of its assets as of December 31, 2005 and no such disposition fees have been accrued.
      The Company owns interests in limited partnerships and limited liability companies which range from 25% to 75% with the remaining interests owned by affiliates.
      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental occupancy and leasehold costs is based on gross revenues of the affiliates. Expenses incurred in 2005 and 2004 were $171 and $3, respectively. The Company’s current share of future annual minimum lease payments on the office lease, which has a current term through 2016, is $2,925.

4.	Real Estate
      Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	December 31,

	2005	2004

Cost	$392,210	$59,097
Less: Accumulated depreciation	(5,595)	(443)

	$386,615	$58,654

      Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable operating leases amount are approximately as follows:

Years Ending December 31,
2006	$38,499
2007	38,986
2008	39,256
2009	39,447
2010	39,642
Thereafter through 2030	513,340

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

5.	Net Investment in Direct Financing Leases
      Net investment in direct financing leases is summarized as follows:

	December 31,

	2005	2004

Minimum lease payments receivable	$308,157	$188,762
Unguaranteed residual value	109,196	72,248

	417,353	261,010
Less: unearned income	(264,581)	(163,908)

	$152,772	$97,102

      Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable direct financing leases are as follows:

Years Ending December 31,
2006	$13,087
2007	13,142
2008	13,199
2009	13,257
2010	13,316
Thereafter through 2030	242,156

6.	Equity Investments
      On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 15 Incorporated, through a limited partnership, UH Storage (DE) Limited Partnership (“UH Storage”), in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.
      Summarized financial information of UH Storage is as follows:

	December 31,

	2005	2004

Assets (primarily real estate)	$323,364	$350,882
Liabilities (primarily mortgage notes payable)	(196,752)	(219,753)

Partners’ and members’ equity	$126,612	$131,129

Company’s share of equity investees’ net assets	$39,182	$40,596

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

	Years Ended
	December 31,

	2005	2004

Revenues (primarily rental income)	$28,587	$19,201
Expenses (primarily interest on mortgages and depreciation)	(18,989)	(13,552)

Net income	$9,598	$5,649

Company’s share of net income from equity investment	$2,929	$1,723

      The Company also owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, TietoEnator Plc, Thales S.A., Pohjola Non-Life Insurance Company, Hellweg Die Profi-Baumarkte GmbH & Co. KG and Police Prefecture, French Government. The interests in the properties leased to TietoEnator and Thales were acquired in 2004 and the interests in the properties leased to Pohjola, Hellweg and Police Prefecture were acquired during 2005.
      Summarized financial information of the above mentioned equity investees are as follows:

	December 31,

	2005	2004

Assets (primarily real estate)	$575,944	$249,920
Liabilities (primarily mortgage notes payable)	(419,690)	(185,665)

Partners’ and members’ equity	$156,254	$64,255

Company’s share of equity investees’ net assets	$57,997	$25,368

	For the Years Ended
	December 31,

	2005	2004

Revenues (primarily rental income and interest income from direct financing leases)	$38,462	$9,939
Expenses (primarily interest on mortgages and depreciation)	(30,964)	(7,779)

Net income	$7,498	$2,160

Company’s share of net income from equity investments	$2,413	$617

7.	Acquisitions of Real Estate-Related Investments

Real Estate Acquired
      2005 — During the year ended December 31, 2005, the Company completed 15 investments, at a total cost of $391,799, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $243,202 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 5.8% and 14.6 years, respectively.
      2004 — For the year ended December 31, 2004, the Company completed six investments, at a total cost of $158,171, which is based upon the applicable exchange rate at the date of acquisition where

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
appropriate. In connection with these investments, $96,560 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 6.0% and 14.4 years, respectively.

Equity Investments Acquired
      2005 — During the year ended December 31, 2005, the Company, together with affiliates, completed three equity investments in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $137,321 and $99,749, respectively. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 4.5% and 10 years, respectively.
      2004 — For the year ended December 31, 2004, the Company, together with affiliates, completed four equity investments in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of the investment and limited recourse mortgage financing in these investments is $179,744 and $117,064, respectively. The weighted average interest rate and term of the limited recourse mortgage financing obtained on the Company’s equity investments are approximately 5.8% and 9.3 years, respectively. Included in this total is $96,139 representing an investment in 78 self-storage facilities that operate under the U-Haul brand name. The Company’s proportionate share of limited recourse mortgage financing in this investment is $56,309 at a fixed interest rate of 6.449% for a term of 10 years.

Mortgage Notes Receivable Acquired
      2005 — In January 2005, the Company originated a $54,000 mortgage collateralized by the distribution and storage facilities of the borrower. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at a fixed rate of approximately 6.34%. The advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at a fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at a fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a marketable security with changes in its fair value included in other comprehensive income.
      2004 — In December 2004, the Company acquired a $20,000 participation in a $165,000 mortgage loan collateralized by the distribution facilities of the borrower. The participation represents the subordinate position in a $165,000 five-year floating rate first mortgage loan against the borrower’s real estate portfolio. The Company’s participation in the note bears annual interest at the sum of the greater of the one-month London Interbank Offering Rate or 2%, and 4.5%. The loan is interest only and is initially scheduled to mature in November 2007, which maturity may be extended for two 1-year periods. A balloon payment of $20,000 is due to the Company at maturity.

Real Estate Under Construction
      2005 — For the year ended December 31, 2005, the Company entered into three investments in real estate in which we agreed to construct additions at the existing facilities up to a total cost of $67,918, based on current estimated construction costs. Costs incurred through December 31, 2005 in connection

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
with these investments have been presented in the balance sheet as real estate under construction. In connection with the completion of real estate under construction, the Company obtained limited recourse mortgage financing of $26,600 at a fixed interest rate of 6.2% for a term of 17 years.
      2004 — For the year ended December 31, 2004, the Company entered into an investment in The Woodlands, Texas, for which it agreed to construct a new facility and renovate portions of the existing facility at a total cost of $40,415. This build-to-suit project was completed and placed into service during 2005. Costs incurred through December 31, 2004 in connection with this investment have been presented in the balance sheet as real estate under construction.
      See Note 16 for investments made subsequent to December 31, 2005.

8.	Intangibles
      In connection with its acquisition of properties, the Company has recorded net intangibles of $57,573, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income.
      Intangibles are summarized as follows:

	December 31,

	2005	2004

Lease intangibles In-place lease	$43,481	$3,822
Tenant relationship	12,808	1,568
Above-market rent	13,150	347
Less: accumulated amortization	(2,850)	(123)

	66,589	5,614

Below-market rent	(11,866)	(938)
Less: accumulated amortization	420	22

	$(11,446)	$(916)

      Net amortization of intangibles was $2,329 and $101 for the years ended December 31, 2005 and 2004, respectively. Scheduled annual amortization of intangibles for each of the next five years is $3,049.

9.	Disclosures About Fair Value of Financial Instruments
      The Company’s mortgage notes payable had a carrying value of $358,370 and $97,961 and an estimated fair value of $351,424 and $96,377 at December 31, 2005 and 2004, respectively. The Company’s mortgage notes receivable had a carrying value of $29,798 and $20,291 and a fair value of $29,645 and $20,291 as of December 31, 2005 and 2004, respectively. The Company’s marketable securities had a carrying value of $3,017 and $69,900 and a fair value of $2,996 and $69,900 at December 31, 2005 and 2004, respectively. The fair value of the Company’s other financial assets and liabilities approximated their carrying value at December 31, 2005 and 2004. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

10.	Mortgage Notes Payable
      Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of real property and direct financing leases with a carrying value of $517,551 as of December 31, 2005. As of December 31, 2005, Mortgage notes payable had fixed interest rates ranging from 4.36% to 7.15% per annum and maturity dates ranging from 2014 to 2030 as of December 31, 2005.
      Scheduled principal payments during each of the five years following December 31, 2005 and thereafter are as follows:

Years Ending December 31,	Fixed Rate Debt

2006	$5,496
2007	7,029
2008	8,073
2009	8,657
2010	9,225
Thereafter through 2030	319,890

Total	$358,370

      The Company has an equity interest in a property in Finland for which the proportionate share of mortgage debt as of December 31, 2005 is $20,944. In accordance with the loan agreement, the Company has an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. The Company is working to complete this obligation and has received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that the Company is unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.

11.	Commitments and Contingencies
      As of December 31, 2005, the Company was not involved in any material litigation.
      In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
      The staff alleged that in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
      In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of our managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
      In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
      Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
      WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on the Company because of our dependence on WPC and Carey Financial for a broad range of services.
      Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

12.	Shareholders’ Equity

Distributions
      Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 2005 and 2004, distributions per share reported for tax purposes were as follows:

	2005	2004

Ordinary income	$.51	$.34
Return of capital	—	.12

Distributions reported for income tax purposes	.51	.46
Spillover distribution(1)	.07	—

Total distributions	$.58	$.46

(1)	This portion of the distribution is not taxable to the shareholder until 2006, therefore the taxability and classification of this portion will be determined in 2006.
      The Company declared a quarterly distribution of $.1563 per share on December 15, 2005 payable on January 15, 2006 to shareholders of record as of December 31, 2005.

Accumulated Other Comprehensive (Loss) Income
      As of December 31, 2005 and 2004, accumulated other comprehensive income reflected in the shareholders’ equity is comprised of the following:

	December 31,

	2005	2004

Unrealized depreciation of marketable securities	$(20)	$—
Foreign currency translation adjustment	(3,128)	4,053

Accumulated other comprehensive (loss) income	$(3,148)	$4,053

13.	Segment Information
      The Company currently operates in one business segment, real estate operations with domestic and foreign investments. The Company acquired its first foreign real estate investment in December 2003.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
      For 2005, geographic information for the real estate operations segment as follows:

	Domestic	Foreign(1)	Total

Revenues	$34,212	$8,018	$42,230
Operating expenses	(18,169)	(1,446)	(19,615)
Income from equity investments	2,200	3,142	5,342
Interest expense, net	(5,842)	(3,537)	(9,379)
Other, net(2)	(966)	(1,328)	(2,294)

Net income	$11,435	$4,849	$16,284

Equity Investments	$39,182	$57,997	$97,179
Total long-lived assets	566,033	152,148	718,181
Total assets	768,025	161,624	929,649
      For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign(3)	Total

Revenues	$3,893	$1,883	$5,776
Operating expenses	(3,289)	(5)	(3,294)
Income from equity investments	1,723	617	2,340
Interest expense, net	1,162	(878)	284
Other, net(2)	(6)	24	18

Net income	$3,483	$1,641	$5,124

Equity investments	$40,596	$25,368	$65,964
Total long-lived assets	169,898	67,430	237,328
Total assets	514,013	71,499	585,512

(1)	Consists of operations in the European Union, Thailand and Canada.

(2)	Consists of gains and losses on foreign currency transactions.

(3)	Consists of operations in the European Union and Canada.

14.	Selected Quarterly Financial Data (unaudited)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Revenues	$6,443	$10,017	$11,975	$13,795
Operating Expenses	(3,169)	(4,890)	(5,873)	(5,683)
Net Income	3,844	4,044	3,987	4,409
Earnings per share — basic	.07	.07	.07	.08
Distributions declared per share	.1250	.1450	.1500	.1563

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Revenues	$—	$447	$2,160	$3,169
Operating expenses	(127)	(419)	(1,121)	(1,627)
Net (loss) Income	(33)	515	1,748	2,894
(Loss) earnings per share — basic	(.01)	.03	.05	.14
Distributions declared per share	.1125	.1129	.1155	.1160

15.	Pro Forma Financial Information (unaudited)
      The following consolidated pro forma financial information has been presented as if the Company’s acquisitions made during 2005 and 2004 had occurred on January 1, 2005 and 2004 for the years ended December 31, 2005 and 2004, respectively, and June 5, 2003 (inception) for the period ended December 31, 2003. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

			For the Period
			from Inception
	For the Years Ended		(June 5, 2003)
	December 31,		through
			December 31,
	2005	2004	2003

Pro forma total revenues	$54,217	$15,091	$8,424
Pro forma net income	11,590	8,590	4,602
Pro forma earnings per share — basic	.21	.17	.09
      The pro forma net income and earnings per share figures for 2005 and 2004 presented above include a loss on foreign currency transactions of $1,652 and a gain of $18, respectively. No such losses on foreign currency transactions were incurred in 2003. The pro forma weighted average shares outstanding for the period from inception (June 5, 2003) to December 31, 2003 and for the years ended December 31, 2004 and 2005 were determined as if all shares issued since the inception of the Company were issued on June 5, 2003.
      For pro forma purposes, the Company’s interest income, other than interest earned on a mortgage note, has been eliminated based on an assumption that substantially all cash proceeds from the Company’s initial public offering, have been or will be invested in real estate. The Company will likely earn interest on cash generated from operations; however, it is not practicable to make such assumptions as to how much interest income would have been earned on such funds during the pro-forma periods presented.

16.	Subsequent Events
      In January and March 2006, the Company completed two investments located in Wyoming and Texas, respectively. The investment in Wyoming represents a build-to-suit project and the investment in Texas represents the acquisition of four commercial properties. The total cost of these investments is expected to be approximately $41,000. In connection, with the investment in Texas, the Company obtained limited recourse mortgage financing of $9,000 with a fixed interest rate of 6.48% and a 20-year term.
      In January 2006, the Company’s tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively “Clean Earth”), each filed for bankruptcy protection. The

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands except share and per share amounts)
initial aggregate annual rent under their lease is approximately $710. At December 31, 2005, all amounts due under the lease had been paid.
      In March 2006, the Company together with an affiliate, CPA®:15, through a subsidiary in which the Company owns a 25% interest and CPA®:15 owns the remaining 75%, entered into agreements to acquire and lease back 18 retail facilities in Europe from OBI AG, for a total purchase price that is expected to be approximately $200,000. The transaction is expected to close during the first half of 2006, however there can be no assurance that we will be successful in completing the transaction for the expected purchase price and within the estimated timeframe.
      As previously reported in the Company’s Form 10-Q report for the quarter ended September 30, 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, the Company promptly notified the IRS and submitted a request for a closing agreement. In March 2006, the Company entered into a closing agreement with the Internal Revenue Service, or the IRS, under which the IRS reached a final determination that it would not challenge the Company’s qualification as a REIT, or the deductibility of dividends paid to the Company’s shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which the Company issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor has agreed to make a payment of $101,536 to the IRS and to cancel the issuance of a de minimis number of shares issued pursuant to the Company’s distribution reinvestment plan that may have caused the dividends to be preferential.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

											Life on Which
											Depreciation in
				Cost		Gross Amount at Which Carried at					Latest
		Initial Cost to Company		Capitalized	Increase in	Close of Period(d)					Statement of
				Subsequent to	Net				Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investment(b)	Land	Buildings	Total	Depreciation(d)	Acquired	Computed

Operating Method:
Industrial, warehouse/distribution and office facilities in Englewood, California and an industrial facility in Chandler, Arizona	$9,023,190	$3,380,000	$8,884,549			$3,380,000	$8,884,549	$12,264,549	$342,425	6/1/2004	40 yrs.
Industrial and office facilities in Hampton, New Hampshire	16,417,186	9,800,000	19,960,449			9,800,000	19,960,449	29,760,449	727,725	7/1/2004	40 yrs.
Office facility in Tinton Falls, New Jersey	9,994,441	1,700,000	12,933,861			1,700,000	12,933,861	14,633,861	417,656	9/16/2004	40 yrs.
Land in Alberta, Calgary, Canada	1,409,426	2,246,511			$273,435	2,519,946		2,519,946		8/27/2004
Industrial facility in The Woodlands, Texas	26,562,782	6,280,000	3,551,390	$25,644,326		6,280,000	29,195,716	35,475,716	232,985	9/29/2004	40 yrs.
Office facility in Southfield, Michigan	9,012,321	1,750,000	14,383,585			1,750,000	14,383,585	16,133,585	344,607	1/3/2005	40 yrs.
Industrial facility in Cynthiana, Kentucky	4,452,481	760,000	6,884,737			760,000	6,884,737	7,644,737	164,947	1/14/2005	40 yrs.
Warehouse/distribution facility in Norwich, Connecticut		1,400,000	6,698,328			1,400,000	6,698,328	8,098,328	62,530	8/17/2005	40 yrs.
Industrial facility in Buffalo Grove, Illinois	10,500,000	2,120,000	12,467,672			2,120,000	12,467,672	14,587,672	298,705	1/18/2005	40 yrs.
Office facility in Piscataway, New Jersey	79,686,000	19,000,000	70,490,160			19,000,000	70,490,160	89,490,160	1,394,805	3/15/2005	40 yrs.
Industrial facility in Glasgow, Scotland	7,252,204	1,264,270	7,884,758		(406,274)	1,204,560	7,538,194	8,742,754	70,670	8/18/2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico		390,000	3,226,738	2,500		390,000	3,229,238	3,619,238	36,989	7/15/2005	40 yrs.
Industrial facility in Aurora, Colorado	3,425,000	460,000	4,313,740		(728,180)	460,000	3,585,560	4,045,560	26,903	9/20/2005	40 yrs.
Warehouse/distribution facility in Plainfield, Indiana		1,600,000	8,638,323			1,600,000	8,638,323	10,238,323	20,706	11/30/2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	6,514,200	—	12,266,100		(212,687)	—	12,053,413	12,053,413	82,642	10/31/2005	29 yrs.
Industrial facility in Allen Texas and an office facility in Sunnyvale, California	16,674,876	10,960,000	9,932,998			10,960,000	9,932,998	20,892,998	217,284	2/4/2005	40 yrs.
Industrial facility in Shelby, North Carolina	3,922,323	550,000	6,083,731	6,560		550,000	6,090,291	6,640,291	133,170	2/9/2005	40 yrs.
Industrial facilities in Sandersville, Georgia; Fernley, North Virginia; Erwin, Tennessee and Gainsville, Texas	4,916,874	1,190,000	5,961,194			1,190,000	5,961,194	7,151,194	130,401	2/25/2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	10,664,214	8,942,050	10,546,739	6,153,896	(1,109,777)	8,398,648	16,134,260	24,532,908	270,937	1/27/2005	40 yrs.
Land in Stuart, Florida; Trenton and Southwest Harbor, Maine and Portsmouth, Rhode Island	11,933,308	20,130,000				20,130,000		20,130,000		5/6/2005
Industrial facilities in Peru, Illinois; Huber Heights, Lima and Sheffield, Ohio; Lebanon Tennessee and an office facility in Lima, Ohio	20,000,000	1,720,000	23,438,711			1,720,000	23,438,711	25,158,711	366,230	5/27/2005	40 yrs.
Industrial facility in Cambridge, Canada	6,382,563	800,000	8,157,655		743,705	869,875	8,831,485	9,701,360	137,992	5/27/2005	40 yrs.
Education facility in Nashville, Tennessee	6,500,000	200,000	8,485,014	9,104		200,000	8,494,118	8,694,118	115,015	6/24/2005	40 yrs.

	$265,243,389	$96,642,831	$265,190,432	$31,816,386	$(1,439,778)	$96,383,029	$295,826,842	$392,209,871	$5,595,324

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

				Costs
		Initial Cost to Company		Capitalized	Increase	Gross Amount at
				Subsequent to	(Decrease) in Net	Which Carried at Close
Description	Encumbrances	Land	Buildings	Acquisition(a)	Investment(b)	of Period Total(d)	Date Acquired

Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$17,887,716	$6,908,055	$21,012,446		$(443,768)	$27,476,733	5/5/2004
Industrial facility in Alberta, Calgary, Canada	2,179,050		3,467,782	$40,717	387,478	3,895,977	8/27/2004
Industrial facilities in Kearney, Missouri; Fair Bluff, North Carolina; York, Nebraska; Walbridge, Ohio; Middlesex Township, Pennsylvania; Rocky Mount, Virginia; Martinsburg, West Virginia and a warehouse/distribution facility in Fair Bluff, North Carolina	17,161,517	2,980,000	29,190,524		(189,134)	31,981,390	8/27/2004
Retail facilities in Vantaa, Finland and Tornby, Linkoping Sweden	16,911,837	4,279,286	26,627,554	49,384	(4,325,039)	26,631,185	12/27/2004
Warehouse/distribution and office facilities in Newbridge, United Kingdom	16,347,600	3,602,472	21,641,478	1,836	(553,927)	24,691,859	12/16/2005
Industrial and office facilities in Stuart, Florida and industrial facilities in Trenton and Southwest Harbor, Maine and Portsmouth, Rhode Island	22,638,657		38,188,587		(93,605)	38,094,982	5/6/2005

	$93,126,377	$17,769,813	$140,128,371	$91,937	$(5,217,995)	$152,772,126

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received and foreign currency translation adjustments.

(c)	At December 31, 2005, the aggregate cost of real estate owned by the Company and its subsidiaries for Federal income tax purposes is $523,120,760.

(d)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate
	Accounted for Under the
	Operating Method
	December 31,

	2005	2004

Balance at beginning of year	$59,097,450	$—
Additions	301,708,918	58,905,370
Disposition	—	—
Reclassification from real estate under construction	33,361,836	—
Foreign currency translation adjustment	(1,958,333)	192,080

Balance at December 31,	$392,209,871	$59,097,450

	Reconciliation of Accumulated
	Depreciation December 31,

	2005	2004

Balance at beginning of year	$443,334	$—
Depreciation expense	5,154,337	443,334
Foreign currency translation adjustment	(2,347)	—

Balance at December 31,	$5,595,324	$443,334

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
as of December 31, 2005
(not in thousands)

								Principal Amount of
		Final	Periodic	Periodic			Carrying	Loans Subject to
	Interest	Maturity	Maturity	Payment	Prior	Face Amount of	Amount of	Delinquent Principal
Description	Rate	Date(1)	Date	Terms	Liens	Mortgages	Mortgages	or Interest

Subordinated Mortgage — collaterialized by properties occupied by BlueLinx Holdings,	Libor +			Interest
Inc. or its affiliates	4.5%	11/9/07	Monthly	Only	N/A	$20,218,265	$20,218,265	$—
collateralized by properties occupied by Reyes Holding, LLC	6.3%	2/11/15				9,503,505	9,580,197	—

(1)	Upon maturity, we are due a balloon payment of $20,000,000 in connection with the BlueLinx Holdings Inc. subordinated mortgage loan.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(not in thousands)

	Reconciliation of Mortgage
	Loans on Real Estate
	December 31,

	2005	2004

Balance at beginning of year	$20,291,429	$—
Additions	9,606,728	20,300,000
Accretion of principal	18,832	—
Amortization of premium	(118,527)	(8,571)

Balance at December 31, 2005	$29,798,462	$20,291,429

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None

ITEM 9A.	Controls and Procedures.
      Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms.
      Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of December 31, 2005. Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2005 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 9B.	Other Information.
      None.

ITEM 10.	Directors and Executive Officers of the Registrant.
      This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11.	Executive Compensation.
      This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13.	Certain Relationships and Related Transactions.
      This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 14.	Principal Accountant Fees and Services.
      This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.
      (1) and (2) — Financial Statements and schedules — see index to financial statements and schedules included in Item 8.
      (3) Exhibits:
      The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-106838) filed on December 10, 2003
3.2	Bylaws of Registrant	Exhibit 3.2 to Pre-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003
4.1	2003 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Exhibit 4.1 to Post-effective Amendment No. 8 to the Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005
10.1	Form of Selected Dealer Agreement	Exhibit 10.1 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-119265) filed on January 26, 2006
10.2	Escrow Agreement	Exhibit 10.2 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-119265) filed on January 26, 2006
10.3	Form of Selected Investment Advisor Agreement	Exhibit 10.3 to Post-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-119265) filed on December 23, 2003
10.4	Form of Amended and Restated Sales Agency Agreement	Exhibit 10.4 to Pre-effective Amendment No. 4 to the Registration Statement Form S-11 (No. 333-119265) filed on February 14, 2006
10.5	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Exhibit 10.5 to Post-effective Amendment No. 8 to Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005
10.6	Form of Wholesaling Agreement	Exhibit 10.6 to Pre-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

Exhibit No.	Description	Method of Filing

10.7	Lease Agreement between TELC (NJ) QRS 16-30, INC. and Telecordia Technologies, Inc., dated as of March 15, 2005	Exhibit 10.18 to Pre-effective Amendment No. 2 to the Registration Statement on S-11 (No.333-119265) filed on January 26, 2006
10.8	Loan Agreement between Morgan Stanley Mortgage Capital Inc., as lender, and, TELC (NJ) QRS 16-30, INC., as borrower, dated as of March 14, 2005	Exhibit 10.19 to Pre-effective Amendment No. 2 to the Registration Statement on S-11 (No.333-119265) filed on January 26, 2006
10.9	Form of Selected Dealer Agreement by and among CPA®:16-Global, Carey Financial, LLC, Carey Asset Management Corp., W.P. Carey & Co. LLC and Ameriprise Financial Services, Inc.	Exhibit 10.20 to Pre-effective Amendment No. 4 to the Registration Statement on S-11 (No.333-119265) filed on February 14, 2006
21.1	Subsidiaries of registrant	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.	Filed herewith

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

3/22/06	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris Managing Director and acting Chief Financial Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/22/06	BY:	/s/ William Polk Carey

Date		William Polk Carey Chairman of the Board and Director)

3/22/06	BY:	/s/ Gordon F. DuGan

Date		Gordon F. DuGan
Vice Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

3/22/06	BY:	/s/ Trevor P. Bond

Date		Trevor P. Bond Director

3/22/06	BY:	/s/ Elizabeth P. Munson

Date		Elizabeth P. Munson Director

3/22/06	BY:	/s/ James D. Price

Date		James D. Price Director

3/22/06	BY:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

3/22/06	BY:	/s/ Claude Fernandez

Date		Claude Fernandez Managing Director and Chief Accounting Officer (Principal Accounting Officer)
REPORT ON FORM 10-K
      The advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.