Form 10-Q
period 2006-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2006-05-15
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 001-32162
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	80-0067704
(State of incorporation)	(I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA
NEW YORK, NEW YORK	10020
(Address of principal executive office)	(Zip Code)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 63,066,174 shares of common stock, $.001 par value outstanding at May 8, 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” include Corporate Property Associates 16 — Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	March 31, 2006	(NOTE)
ASSETS
Real estate, net	$412,428	$386,615
Net investment in direct financing leases	153,800	152,772
Equity investments	108,117	97,179
Real estate under construction	25,535	15,026
Mortgage notes receivable	29,771	29,798
Cash and cash equivalents	116,680	155,374
Short-term investments	2,084	1,698
Marketable securities	2,904	2,996
Funds in escrow	11,574	6,377
Intangible assets, net	73,971	66,589
Due from affiliates	—	590
Deferred offering costs	5,804	4,028
Other assets, net	10,053	10,607

Total assets	$952,721	$929,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$369,173	$358,370
Accrued interest	2,255	2,330
Prepaid and deferred rental income and security deposits	20,390	18,548
Due to affiliates	13,848	9,475
Distributions payable	9,052	8,926
Deferred acquisition fees payable to affiliate	19,760	17,708
Accounts payable, accrued expenses and other liabilities	12,140	10,163

Total liabilities	446,618	425,520

Minority interest in consolidated entities	17,099	17,134

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.001 par value; 110,000,000 shares authorized; 57,749,522 and 57,268,850 shares issued and outstanding at March 31, 2006 and December 31, 2005	58	57
Additional paid-in capital	518,749	514,014
Distributions in excess of accumulated earnings	(26,468)	(22,416)
Accumulated other comprehensive loss	(778)	(3,148)

	491,561	488,507
Less, treasury stock at cost, 274,919 and 162,564 shares at March 31, 2006 and December 31, 2005	(2,557)	(1,512)

Total shareholders’ equity	489,004	486,995

Total liabilities and shareholders’ equity	$952,721	$929,649

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts) `

	Three months ended March 31,
	2006	2005
REVENUES:
Rental income	$10,355	$3,887
Interest income from direct financing leases	3,152	1,927
Interest income on mortgage receivable	728	563
Other operating income	88	66

	14,323	6,443

OPERATING EXPENSES:
Depreciation and amortization	(2,633)	(892)
Property expenses	(2,812)	(1,369)
General and administrative	(1,307)	(908)

	(6,752)	(3,169)

OTHER INCOME AND EXPENSES:
Income from equity investments	1,703	1,277
Other interest income	1,461	1,501
Minority interest in income	(475)	—
Gain (loss) on foreign currency transactions and derivative instruments, net	26	(166)
Interest expense	(5,286)	(2,042)

	(2,571)	570

NET INCOME	$5,000	$3,844

BASIC EARNINGS PER SHARE	$.09	$.07

DISTRIBUTIONS DECLARED PER SHARE	$.1575	$.1250

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC	57,485,161	55,447,733

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
Net income	$5,000	$3,844
Other comprehensive income:
Unrealized depreciation of marketable securities	(26)	—
Change in foreign currency translation adjustment	2,022	(2,759)
Unrealized gain on derivative instruments	374	—

	2,370	(2,759)

Comprehensive income	$7,370	$1,085

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2006
(In thousands except share and per share amounts)

			Distributions in	Accumulated
		Additional	Excess of	Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at December 31, 2005	$57	$514,014	$(22,416)	$(3,148)	$(1,512)	$486,995
480,672 shares issued $.001 par, at $10 per share, net of offering costs	1	4,735				4,736
Distributions declared			(9,052)			(9,052)
Net income			5,000			5,000
Change in other comprehensive income				2,370		2,370
Repurchase of 112,355 shares					(1,045)	(1,045)

Balance at March 31, 2006	$58	$518,749	$(26,468)	$(778)	$(2,557)	$489,004

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,000	$3,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	2,683	903
Realized loss (gain) on foreign currency transactions, net	4	(35)
Unrealized (gain) loss on foreign currency transactions, net	(30)	129
Unrealized loss on derivative instrument	—	72
Equity income in excess of distributions received	(408)	(199)
Issuance of shares to affiliate in satisfaction of fees due	773	395
Minority interest in income	475	—
Straight-line rent adjustments and amortization of rent related intangibles	(531)	(232)
(Decrease) increase in accrued interest	(88)	669
Increase (decrease) in due to affiliates (a)	2,595	(1,707)
Increase in accounts payable, accrued expenses and other liabilities (a)	1,457	338
Increase in prepaid and deferred rental income and security deposits	234	1,671
Decrease in funds held in escrow	73	745
Net change in other operating assets and liabilities	(2,250)	557

Net cash provided by operating activities	9,987	7,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from equity investments in excess of equity income	915	387
Contributions to equity investments	(10,088)	(76)
Purchase of short term investments	—	(5,616)
Purchases of securities	—	(17,625)
Proceeds from sale of securities	—	82,525
Purchase of mortgage note receivable	—	(12,778)
Funds held in escrow for future acquisition and construction	(7,957)	(4,753)
Release of funds held in escrow for acquisition and construction of real estate	2,832	12,371
Receipt of principal payment of mortgage note receivable	66	—
VAT taxes recovered from purchase of real estate	4,008	—
Acquisition of real estate and equity investments (b)	(40,935)	(230,039)

Net cash used in investing activities	(51,159)	(175,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of costs of raising capital	3,963	38,360
Proceeds from mortgages	10,614	121,540
Payment of financing costs and mortgage financing deposits	—	(3)
Deferred financing costs and mortgage deposits, net of deposits refunded	(358)	—
Distributions paid to minority partners	(510)	—
Scheduled payments of mortgage principal	(1,314)	(391)
Distributions paid	(8,926)	(5,348)
Purchase of treasury stock	(1,045)	—

Net cash provided by financing activities	2,424	154,158

Effect of exchange rate changes on cash	54	(62)

Net (decrease) increase in cash and cash equivalents	(38,694)	(14,358)
Cash and cash equivalents, beginning of period	155,374	217,310

Cash and cash equivalents, end of period	$116,680	$202,952

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities excludes amounts related to the raising of capital (financing activities) pursuant to the Company’s initial public offering. At March 31, 2006 and 2005, the amount due to the Company’s advisor for such costs were $5,804 and $2,918, respectively. The financial statement caption also excludes deferred acquisition fees payable related to the acquisition of real estate (investing activities).

(b)	The cost basis of real estate investments acquired during the three months ended March 31, 2006 and 2005 also includes deferred acquisition fees payable of $2,052 and $4,162, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
NOTE 1.  Business
Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, the Company’s portfolio consisted of 179 properties leased to 38 tenants and totaling more than 13 million square feet. The Company was formed in 2003 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
NOTE 2.  Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
Information about Geographic Areas
The Company has international investments in Canada, Europe, Mexico, Thailand and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $3,006 and $1,592 for the three months ended March 31, 2006 and 2005, respectively, and income from equity investments of $955 and $502 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, long-lived assets related to international investments were $154,897 and $152,148, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
NOTE 3.  Organization and Offerings
The Company commenced its initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), a wholly-owned subsidiary of W. P. Carey & Co. LLC, and other selected dealers. The Company sold 55,332,415 shares of common stock in its initial offering before suspending sales activities on December 30, 2004. The Company formally terminated its initial offering in March 2005 by filing an amendment to the registration statement for its initial offering, to deregister shares of its common stock that remained unissued as of March 8, 2005, excluding 50,000,000 issuable under its Distribution Reinvestment and Share Purchase Plan (the “Plan”). In March 2006, the Company deregistered all remaining Plan shares with respect to this registration that were not issued as of March 23, 2006.
In August 2005, the Company filed an amendment to the registration statement filed with the SEC in 2004 for a second “best efforts” public offering of up to 55,000,000 shares of common stock at a price of $10 per share. This registration statement was declared effective in February 2006, and the Company commenced its second public offering effective March 27, 2006.
NOTE 4.  Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a non-compounded cumulative distribution return of 6%. As of March 31, 2006, the non-compounded cumulative distribution return was 5.56%. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2006, the advisor has elected to receive its asset management and performance fees in restricted shares of common stock of the Company at $10.00 per share. In connection with the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services to the operations of the Company. For the three months ended March 31, 2006 and 2005, the Company incurred base asset management fees of $1,180 and $637, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying consolidated financial statements. For the three months ended March 31, 2006 and 2005, the Company incurred personnel reimbursements of $297 and $79, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the performance criterion. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the three months ended March 31, 2006, current and deferred acquisition fees were $2,564 and $2,051, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For transactions that were completed during the three months ended March 31, 2005, current and deferred acquisition fees were $5,201 and $4,162, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For investments completed using the proceeds from the Company’s initial public offering, the Company pays the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. For the three months ended March 31, 2006 and 2005, the allowance was $490 and $1,427, respectively. For investments that will be completed using the proceeds from the Company’s secondary offering, the advisor will not receive an acquisition expense allowance but will be reimbursed for all acquisition related costs.
The Company owns interests in entities which range from 25% to 50%, with the remaining interests held by affiliates. The Company has significant influence in these investments, which are, therefore, accounted for under the equity method of accounting (see Note 6).

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental occupancy and leasehold costs is based on gross revenues of the affiliates. Expenses incurred in the three months ended March 31, 2006 and 2005 were $83 and $9, respectively. The Company’s estimated current share of future annual minimum lease payments on the office lease, which has a current term through 2016, is $2,871.
NOTE 5.  Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$419,956	$392,210
Less: Accumulated depreciation	(7,528)	(5,595)

	$412,428	$386,615

NOTE 6.  Equity Investments
On April 29, 2004, the Company, along with two affiliates, Corporate Properties Associates 14 Incorporated (“CPA®:14”) and Corporate Properties Associates 15 Incorporated (“CPA®:15”), through a limited partnership in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.
Summarized financial information of the limited partnership is as follows:

	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$319,367	$323,364
Liabilities (primarily mortgage notes payable)	(193,742)	(196,752)

Partners’ and members’ equity	$125,625	$126,612

Company’s share of equity investees’ net assets	$38,874	$39,182

	Three months ended March 31,
	2006	2005
Revenues (primarily rental income)	$7,141	$7,135
Expenses (primarily interest on mortgages and depreciation)	(4,692)	(4,598)

Net income	$2,449	$2,537

Company’s share of net income from equity investments	$748	$775

The Company also owns interests in single-tenant net leased properties leased to corporations through non-controlling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Pohjola Non-Life Insurance Company, Police Prefecture (French Government), Thales S.A., TietoEnator Plc and OBI A.G. (“OBI”). The interest in OBI was acquired during the three months ended March 31, 2006 (see Note 7).
Summarized financial information of the above mentioned equity investees are as follows:

	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$782,503	$575,944
Liabilities (primarily mortgage notes payable)	(582,334)	(419,690)

Partners’ and members’ equity	$200,169	$156,254

Company’s share of equity investees’ net assets	$69,243	$57,997

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$11,261	$6,954
Expenses (primarily interest on mortgages and depreciation)	(8,080)	(5,721)

Net income	$3,181	$1,233

Company’s share of net income from equity investments	$955	$502

NOTE 7.  Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 - During the three months ended March 31, 2006, the Company completed two domestic investments at a total cost of $31,038. In connection with one of these investments, $9,000 in limited recourse mortgage financing was obtained with an annual fixed interest rate of 6.48% and 20 year term.
2005 - During the three months ended March 31, 2005, the Company completed eight investments (seven domestic and one in Thailand), at a total cost of $228,158, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $141,276, in limited recourse mortgage financing, which is based upon the applicable exchange rate at the date of acquisition where appropriate, was obtained with a weighted average interest rate and term of approximately 5.7% and 12.6 years, respectively.
Equity Investments Acquired
2006 - During the three months ended March 31, 2006, the Company, together with an affiliated CPA® REIT, completed an equity investment in Europe where the Company’s ownership interest is 25%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and non-recourse mortgage financing in this investment is $45,989 and $36,306, respectively, based upon the applicable exchange rate at the date of acquisition. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements effective July 2006, the Company will have an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
2005 - During the three months ended March 31, 2005, the Company, together with an affiliated CPA® REIT, completed an equity investment in Europe where the Company’s ownership interest is 40%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in this investment is $45,406 and $33,865, respectively, based upon the applicable exchange rate at the date of acquisition. The limited recourse mortgage financing has an annual fixed interest rate of 4.59% through February 2007 and then 4.57% thereafter. The loan has a term of 10 years.
Mortgage Notes Receivable Acquired
2005 – During the three months ended March 31, 2005, the Company originated a $54,000 mortgage collateralized by the distribution and storage facilities of the borrower. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at an annual fixed rate of approximately 6.34%. The advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at an annual fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at an annual fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a marketable security with changes in its fair value included in other comprehensive income.
Real Estate Under Construction
2006 – During the three months ended March 31, 2006, the Company entered into a domestic build-to-suit project at a total cost of $26,020, based on current estimated construction costs. Costs incurred through March 31, 2006 of $25,535 in connection with build-to-suit projects have been presented in the balance sheet as real estate under construction. The Company also obtained limited resource mortgage financing of up to $16,349 on an existing domestic build-to-suit at an annual fixed interest rate of 5.75% maturing in 2027, of which $1,614 has been drawn down as of March 31, 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
NOTE 8.  Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $64,139, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	March 31, 2006	December 31, 2005
Lease intangibles
In-place lease	$47,957	$43,481
Tenant relationship	13,836	12,808
Above-market rent	15,948	13,150
Less: accumulated amortization	(3,770)	(2,850)

	$73,971	$66,589

Below-market rent	$(13,602)	$(11,866)
Less: accumulated amortization	575	420

	$(13,027)	$(11,446)

Net amortization of intangibles, including the effect of foreign currency translation, was $767 and $225 for the three months ended March 31, 2006 and 2005, respectively. Based on the intangibles recorded through March 31, 2006, annual net amortization of intangibles for each of the next five years is expected to be $3,238.
NOTE 9.  Commitments and Contingencies
As of March 31, 2006, the Company was not involved in any material litigation.
As previously reported, the advisor and Carey Financial, the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third party broker-dealers and other matters.
In response to subpoenas and requests of the Division of Enforcement of the SEC (“Enforcement Staff”), the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), CPA®:14 and CPA®:15, in addition to selling commissions and selected dealer fees.
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
Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the advisor and the REITs managed by the advisor, including the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on the Company because of the Company’s dependence on the advisor and Carey Financial for a broad range of services, including in connection with the offering of securities.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to the Company’s securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of the Company’s securities were $18,644 through March 31, 2006, of which the Company has reimbursed $12,840. Unpaid costs are included in due to affiliates in the accompanying consolidated financial statements.
NOTE 10.  Subsequent Events
In April 2006, the Company completed an investment in New Jersey for a total purchase price of approximately $48,400.
In May 2006, the Company obtained $10,850 of limited recourse mortgage financing in connection with certain properties in Texas. The limited recourse mortgage financing has an annual fixed interest rate of 6.54% and a 15 year term.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2006.
EXECUTIVE OVERVIEW
Business Overview
Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2006, our portfolio consisted of 179 properties leased to 38 tenants and totaling more than 13 million square feet. We were formed in 2003 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
FUND RAISING ACTIVITY – Effective March 27, 2006, we commenced our second public offering of up to 55,000,000 shares of common stock at a price of $10.00 per share and raised over $50 million in our first month of sales.
INVESTMENT ACTIVITY — During the three months ended March 31, 2006, we completed four investments, including entering into a build-to-suit project, at a total cost of $103,047, which is based upon the applicable foreign exchange rate at the date of acquisition where appropriate, and reflects our proportionate share of cost, under the equity method of accounting, for an investment made jointly with an affiliate where we do not have a controlling interest. During 2006, we obtained limited recourse mortgage financing of $46,920 including our proportionate share of financing for an investment accounted for under the equity method of accounting, with a weighted average annual interest rate and term of approximately 5.2% and 11.7 years, respectively. Of the four investments made, three are in the U.S. with the remaining investment owning interests in multiple locations in Poland.
TENANT ACTIVITY — Our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively, “Clean Earth,”) each filed for Chapter 11 bankruptcy protection in January 2006. The initial aggregate annual rent under their lease is approximately $710, with annual rent increases based on the increase in CPI. Clean Earth has been making partial payments of amounts due under the lease and as of March 31, 2006 owes us approximately $180. Foss Manufacturing Company, Inc., which filed for bankruptcy protection in September 2005 and owed us $231 as of March 31, 2006, affirmed its lease in May 2006.
QUARTERLY DISTRIBUTION — In March 2006, our board of directors approved and increased the 2006 first quarter distribution to $.1575 per share payable in April 2006 to shareholders of record as of March 31, 2006.
Current trends include:
We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.
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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2006, we benefited from the relative weakening of the U.S. dollar as compared to its strengthening during the comparable 2005 period.
For the three months ended March 31, 2006, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
We expect that substantially all of the capital that will be raised with our second public offering will be through one selected dealer and any adverse change in our relationship with this selected dealer could limit our ability to sell additional shares of common stock.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of our real estate portfolio.
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
Rental income	$10,355	$3,887
Interest income from direct financing leases	3,152	1,927

	$13,507	$5,814

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2006	2005
Telcordia Technologies, Inc. (a)	$2,206	$411
The Talaria Company (Hinckley) (a) (b)	1,254	—
Huntsman International, LLC (a)	1,006	—
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (a) (c)	935	—

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
Ply Gem Industries, Inc. (c)	885	855
Finisar Corporation (a)	810	511
Foss Manufacturing Company, Inc. (d)	799	799
Polestar Petty Ltd. (c)	642	682
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited (a) (c)	573	323
Murray International Metals, Limited (a) (c)	496	—
HMS Healthcare, Inc. (a)	426	443
Plantagen Finland Oy and Plantagen Sverige AB (c)	402	446
Xpedite Systems, Inc.	398	398
Precise Technology Group, Inc. (a)	362	297
Castle Rock Industries, Inc.	338	328
Dick’s Sporting Goods, Inc. (a) (b)	336	—
Bob’s Discount Furniture, LLC (a)	240	—
Career Education Corp. (a)	227	—
John McGavigan Limited(a) (c)	215	—
John Nurminen Oy (a) (c)	204	—
Other (a) (c) (e)	753	321

	$13,507	$5,814

(a)	We acquired or placed into service our interest in this investment during 2005.

(b)	Includes lease revenues applicable to minority interests totaling $712 in 2006.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Foss filed for Chapter 11 bankruptcy protection in September 2005 and subsequently affirmed its lease in May 2006.

(e)	We acquired or placed into service our interest in this investment during 2006.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2006	2005
U-Haul Moving Partners, Inc. and Mercury Partners, LP	$2,196	$2,196
Thales S.A.(a)	942	1,021
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	759	—
Police Prefecture, French Government (a) (b)	746	—
Pohjola Non-life Insurance Company (a) (b)	730	775
TietoEnator Plc (a)	683	736
Actuant Corporation (a)	178	193
OBI A.G. (a) (c)	8	—

	$6,242	$4,921

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired or placed into service our interest in this investment during 2005.

(c)	We acquired or placed into service our interest in this investment during 2006.
RESULTS OF OPERATIONS
The results of operations presented below for the three months ended March 31, 2006 and 2005 are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation is expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Lease Revenues
For the three months ended March 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $7,693 primarily as a result of recent investment activity. Rent from several investments completed during 2006 and 2005 contributed $6,608 of this increase while the completion of a build-to-suit project in September 2005 contributed $1,006 of the increase. Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
We have completed several international investments and expect that such investments will continue to make up a significant portion of our investment activity. We expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
Interest Income on Mortgage Receivable
For the three months ended March 31, 2006 and 2005, interest income on mortgage receivable increased $165 primarily as a result of an investment in a mortgage loan totaling $12,740 that was entered into in January 2005.
Depreciation and Amortization
For the three months ended March 31, 2006 and 2005, depreciation and amortization increased $1,741 primarily as a result of depreciation and amortization incurred on investments completed in 2006 and 2005.
Property Expenses
For the three months ended March 31, 2006 and 2005, property expenses increased by $1,443 primarily due to an increase in asset management and performance fees of $1,086, an increase in the provision for uncollected rents of $165 and an increase in reimbursable tenant costs of $82.
The increase in the asset management and performance fees paid to the advisor results from an increase in our asset base due to recent investment activity in 2005 and 2006. The increase in the provision for uncollected rents relates primarily to amounts due from Foss and Clean Earth, which filed for bankruptcy protection in September 2005 and January 2006, respectively. Foss affirmed its lease in May 2006. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
General and Administrative
For the three months ended March 31, 2006 and 2005, general and administrative expenses increased by $399 primarily due to an increase in our share of expenses allocated by the advisor and an increase in our share of rental expenses under an office-sharing agreement totaling $315, an increase in professional fees of $226 and an increase in income taxes of $128. These increases were partially offset by a decrease in acquisition expenses of $299.
The increase in expenses allocated by the advisor results from the increase in our asset base due to recent investment activity while the increase in rent expenses is due to an increase in our revenue as rent is allocated under the office-sharing agreement based on revenue. The increase in professional fees reflects the increase in our asset base as a result of recent investment activity. The increase in income taxes primarily relates to an assessment of amounts due in connection with our investment in Canada. The reduction in acquisition expenses is primarily related to lower investment volumes as compared to the comparable prior year period.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2006 and 2005, income from equity investments increased by $426 primarily due to recent investment activity in 2006 and 2005. Three equity investments completed subsequent to the first quarter of 2005 contributed $470 of the increase. This increase was partially offset by the impact of fluctuations in average foreign currency exchange rates as compared to the comparable prior year period.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable the partner(s) holding the non-controlling interest.
Minority interest in income of $475 during 2006 reflects our acquisition of controlling interests in the Hinckley property and a Dick’s Sporting Goods property in Indiana. We entered into these investments with two affiliated CPA® REITs during the second and fourth quarters of 2005, respectively.
Gain (Loss) on Foreign Currency Transactions and Derivative Instruments, Net
For the three months ended March 31, 2006, we recognized a net gain on foreign currency transactions and derivative instruments of $26 as compared with a net loss of $166 for the three months ended March 31, 2005. The gain is primarily due to the relative weakening of the U.S. dollar in the current three month period, as compared with its strengthening during the comparable period in 2005.
Interest Expense
For the three months ended March 31, 2006 and 2005, interest expense increased by $3,244 primarily due to the impact of limited recourse mortgage loans obtained on investments completed during 2006 and 2005. During the three months ended March 31, 2006, we obtained mortgage financing totaling $10,614 with a weighted average interest rate and term of 6.37% and 20.2 years. During the year ended December 31, 2005, we obtained mortgage financing of $369,551 with a weighted average annual interest rate and term of 5.5% and 13.6 years.
Net Income
For the three months ended March 31, 2006 and 2005, net income increased $1,156, primarily due to income generated from investments completed in 2006 and 2005, as described above.
FINANCIAL CONDITION
Uses of Cash During the Period
We commenced our second public offering of common stock in March 2006. Cash and cash equivalents totaled $116,680 as of March 31, 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the three months ended March 31, 2006 is described below.
OPERATING ACTIVITIES – One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2006, cash flows from operations and equity investments of $10,902 were sufficient to fund distributions to shareholders of $8,926, meet scheduled mortgage principal installments of $1,314 and distribute $510 to minority interest partners. During 2006, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $773 through the issuance of stock rather than in cash. Performance fees have not been paid as we have not achieved the performance criterion.
INVESTING ACTIVITIES – Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We completed four investments during the three months ended March 31, 2006. Our investment activity during 2006 was funded through the use of existing cash balances and proceeds from limited recourse mortgage financing and the issuance of our stock.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
FINANCING ACTIVITIES – In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $1,045 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. During the three months ended March 31, 2006, we obtained $10,614 in mortgage financing to fund investment activity and received $3,963 from the issuance of stock, net of costs. The decrease in proceeds from the issuance of our common stock as compared to the comparable prior year period is due to the termination of our initial public offering in March 2005. We anticipate that proceeds from the issuance of our common stock will increase substantially throughout 2006 as a result of the commencement of our second public offering in March 2006.
All of our mortgage obligations effectively bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest.
Cash Resources
As of March 31, 2006, we had $116,680 in cash and cash equivalents as well as $2,084 in short-term instruments that we intend to convert to cash, which will primarily be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $33,747 as of March 31, 2006 and any proceeds may be used to finance future investments. We expect to continue raising funds through the second public offering of our common stock which commenced in March 2006.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
–	The impact of investments completed during 2006, the full year impact of investments completed in 2005 and the expected completion of a build-to-suit project in 2006, all of which we expect will have a positive impact on cash flow.

–	The advisor’s election in 2006 to continue to receive asset management and performance fees in restricted shares.

–	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently project to total $61,598 as well as other normal recurring operating expenses. We also intend to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs.
We have an equity interest in a property in Finland for which our proportionate share of mortgage debt as of March 31, 2006 is $27,229. In accordance with the loan agreement, we have an obligation to complete certain non-monetary actions within a specified period of time that have not been completed as of March 31, 2006. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. We expect to complete this obligation by May 31, 2006, however; in the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less than
	Total	1 year	1-3 years	3-5 years	More than 5 years
Mortgage notes payable — Principal	$369,173	$7,586	$16,235	$18,842	$326,510
Mortgage notes payable – Interest	234,676	21,780	42,318	40,172	130,406
Deferred acquisition fees due to affiliate — Principal	19,760	—	19,076	684	—
Deferred acquisition fees due to affiliate — Interest	2,897	—	2,863	34	—
Build-to-suit commitments (1)	61,598	61,598	—	—	—
Operating leases (2)	2,871	150	542	552	1,627

	$690,975	$91,114	$81,034	$60,284	$458,543

(1)	Represents remaining build-to-suit commitments for four projects. Commitments include a project in Blairsville, Pennsylvania where estimated total construction costs are currently projected to total approximately $25,152, of which $2,502 was funded as of March 31, 2006; a project in Plainfield, Indiana where estimated total construction costs are currently projected to total approximately $17,600 of which $2,812 was funded as of March 31, 2006; a project in Norwich, Connecticut where estimated total construction costs are currently projected to total up to approximately $12,500, of which $8,890 has been funded as of March 31, 2006; and a project in Laramie, Wyoming, where estimated total construction costs are currently projected to total approximately $24,731 of which $4,181 was funded as of March 31, 2006.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2006.
As of March 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
SUBSEQUENT EVENTS
In April 2006, we completed an investment in New Jersey for a total purchase price of approximately $48,400.
In May 2006, we obtained $10,850 of limited recourse mortgage financing in connection with certain properties in Texas. The limited recourse mortgage financing has an annual fixed interest rate of 6.54% and a 15 year term.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and foreign currency exchange rate risks.
Interest Rate Risk
The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.
All of our long-term debt effectively bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of March 31, 2006 ranged from 4.36% to 7.15%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$5,958	$7,277	$8,346	$8,951	$9,538	$329,103	$369,173	$358,169
Weighted average interest rate	5.92%	5.92%	5.93%	5.93%	5.93%	5.86%
A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2006 by approximately $18,264.
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
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union, Thailand and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. A significant portion of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation gains of $26 are included in the accompanying financial statements for the three months ended March 31, 2006. Such gains are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 4. — CONTROLS AND PROCEDURES
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and regulations.
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the first quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the quarter ended March 31, 2006, 77,331 shares of common stock were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total number of	Dollar Value) of
			shares purchased	Shares that may
			as part of publicly	yet be Purchased
	Total number of	Average price	announced	Under the Plans
Period	shares purchased (1)	paid per share	plans or programs (1)	or Programs(1)
January 1, 2006 - January 31, 2006	—	—	N/A	N/A
February 1, 2006 - February 28, 2006	—	—	N/A	N/A
March 1, 2006 - March 31, 2006	112,355	9.30	N/A	N/A

Total	112,355

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
ITEM 6. — EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 16-GLOBAL INCORPORATED

5/15/2006 Date	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

5/15/2006	By:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)