Form 10-Q
period 2006-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2006-08-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant has 79,563,850 shares of common stock, $.001 par value outstanding at August 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	June 30, 2006	(NOTE)
ASSETS
Real estate, net	$477,350	$386,615
Net investment in direct financing leases	180,934	152,772
Equity investments	108,411	97,179
Real estate under construction	27,612	15,026
Mortgage notes receivable	9,590	29,798
Cash and cash equivalents	222,896	155,374
Short-term investments	2,234	1,698
Marketable securities	2,858	2,996
Funds in escrow	33,608	6,377
Intangible assets, net	81,903	66,589
Due from affiliates	—	590
Deferred offering costs	7,141	4,028
Other assets, net	8,872	10,607

Total assets	$1,163,409	$929,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$434,022	$358,370
Accrued interest	2,287	2,330
Prepaid and deferred rental income and security deposits	22,508	18,548
Due to affiliates	16,159	9,475
Distributions payable	10,355	8,926
Deferred acquisition fees payable to affiliate	21,409	17,708
Accounts payable, accrued expenses and other liabilities	3,469	10,163

Total liabilities	510,209	425,520

Minority interest in consolidated entities	17,140	17,134

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $.001 par value; 110,000,000 shares authorized; 74,622,506 and 57,268,850 shares issued and outstanding, respectively	75	57
Additional paid-in capital	667,035	514,014
Distributions in excess of accumulated earnings	(29,974)	(22,416)
Accumulated other comprehensive income (loss)	2,645	(3,148)

	639,781	488,507
Less, treasury stock at cost, 400,179 and 162,564 shares, respectively	(3,721)	(1,512)

Total shareholders’ equity	636,060	486,995

Total liabilities and shareholders’ equity	$1,163,409	$929,649

NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$11,798	$7,000	$22,153	$10,887
Interest income from direct financing leases	3,370	2,380	6,522	4,307
Interest income on mortgage receivable	638	496	1,366	1,059
Other operating income	655	141	743	207

	16,461	10,017	30,784	16,460

OPERATING EXPENSES:
Depreciation and amortization	(3,081)	(1,828)	(5,714)	(2,720)
Property expenses	(2,912)	(1,925)	(5,724)	(3,294)
General and administrative	(1,066)	(1,137)	(2,373)	(2,045)

	(7,059)	(4,890)	(13,811)	(8,059)

OTHER INCOME AND EXPENSES:
Income from equity investments	1,777	1,241	3,480	2,518
Other interest income	1,970	1,506	3,431	3,007
Minority interest in income	(516)	(130)	(991)	(130)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	40	(20)	66	(186)
Interest expense	(5,824)	(3,680)	(11,110)	(5,722)

	(2,553)	(1,083)	(5,124)	(513)

NET INCOME	$6,849	$4,044	$11,849	$7,888

BASIC EARNINGS PER SHARE	$.10	$.07	$.19	$.14

DISTRIBUTIONS DECLARED PER SHARE	$.1588	$.1450	$.3163	$.2700

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	65,680,890	56,197,766	61,420,609	55,824,822

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$6,849	$4,044	$11,849	$7,888
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	23	—	(3)	—
Change in foreign currency translation adjustment	2,527	(4,172)	4,549	(6,931)
Unrealized gain on derivative instruments	873	—	1,247	—

	3,423	(4,172)	5,793	(6,931)

Comprehensive income (loss)	$10,272	$(128)	$17,642	$957

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the six months ended June 30, 2006
(in thousands except share and per share amounts)

			Distributions in	Accumulated
		Additional	Excess of	Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2005	$57	$514,014	$(22,416)	$(3,148)	$(1,512)	$486,995
17,353,656 shares issued $.001 par, at $10 per share, net of offering costs	18	153,021				153,039
Distributions declared			(19,407)			(19,407)
Net income			11,849			11,849
Change in other comprehensive income (loss)				5,793		5,793
Repurchase of 237,615 shares					(2,209)	(2,209)

Balance at June 30, 2006	$75	$667,035	$(29,974)	$2,645	$(3,721)	$636,060

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,849	$7,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	5,912	2,754
(Gain) loss on foreign currency transactions, net	(232)	212
Unrealized gain on derivative instrument	—	(26)
Equity income in excess of distributions received	(867)	(303)
Issuance of shares to affiliate in satisfaction of fees due	2,457	1,190
Minority interest in income	991	130
Straight-line rent adjustments and amortization of rent-related intangibles	(909)	(434)
(Decrease) increase in accrued interest	(48)	1,353
Increase in due to affiliates (a)	3,570	2,332
Increase in accounts payable, accrued expenses and other liabilities (a)	263	137
Increase in prepaid and deferred rental income and security deposits	1,462	3,793
Net change in other operating assets and liabilities	(313)	(752)

Net cash provided by operating activities	24,135	18,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from equity investments in excess of equity income	3,372	1,079
Acquisition of real estate and equity investments (b)	(145,964)	(351,534)
Contributions to equity investments	(10,088)	(79)
Funds held in escrow for future acquisition and construction	(29,915)	(4,253)
Release of funds held in escrow for acquisition and construction of real estate	2,251	12,371
VAT taxes recovered from purchase of real estate	4,008	—
Purchase of mortgage note receivable	—	(12,778)
Receipt of principal payment of mortgage note receivable	135	66
Receipt of principal prepayment of mortgage note receivable	20,000	—
Purchase of short term investments	—	(3,516)
Purchases of securities	—	(31,825)
Proceeds from sale of securities	—	90,825

Net cash used in investing activities	(156,201)	(299,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of costs of raising capital	150,582	41,340
Proceeds from mortgages (c)	73,732	196,065
Deferred financing costs and mortgage deposits, net of deposits refunded	(691)	44
Scheduled payments of mortgage principal	(2,634)	(1,056)
Distributions paid	(17,978)	(12,281)
Distributions paid to minority partners	(985)	—
Purchase of treasury stock	(2,209)	(640)

Net cash provided by financing activities	199,817	223,472

Effect of exchange rate changes on cash	(229)	(236)

Net increase (decrease) in cash and cash equivalents	67,522	(58,134)
Cash and cash equivalents, beginning of period	155,374	217,310

Cash and cash equivalents, end of period	$222,896	$159,176

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities excludes amounts related to the raising of capital (financing activities) pursuant to the Company’s public offerings. At June 30, 2006 and 2005, the amount due to the Company’s advisor for such costs was $7,141 and $3,583, respectively. The above caption also excludes deferred acquisition fees payable related to the acquisition of real estate (investing activities).

(b)	The cost basis of real estate investments acquired during the six months ended June 30, 2006 and 2005 also includes deferred acquisition fees payable of $3,701 and $6,716, respectively.

(c)	Net of $2,325 retained by mortgage lenders during the six months ended June 30, 2005.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
NOTE 1. Business
Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, the Company’s portfolio consisted of 189 properties leased to 41 tenants and approximating 13.5 million square feet. The Company was formed in 2003 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
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
Information about International Geographic Areas
The Company has international investments in Canada, Europe, Mexico, Thailand and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $3,275 and $1,745 for the three months ended June 30, 2006 and 2005, respectively, lease revenues of $6,281 and $3,337 for the six months ended June 30, 2006 and 2005, respectively, income from equity investments of $1,060 and $518 for the three months ended June 30, 2006 and 2005, respectively, and income from equity investments of $2,014 and $1,020 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, long-lived assets related to international investments were $183,740 and $152,148, respectively and the carrying value of international equity investments was $70,936 and $57,997, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FAS 155 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
NOTE 3. Organization and Offerings
The Company commenced its initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), a wholly-owned subsidiary of W. P. Carey & Co. LLC, and other selected dealers. The Company sold 55,332,415 shares of common stock in its initial offering before suspending sales activities on December 30, 2004. The Company formally terminated its initial offering in March 2005 by filing an amendment to the registration statement for its initial offering, to deregister shares of its common stock that remained unissued as of March 8, 2005, excluding 50,000,000 issuable under its Distribution Reinvestment and Share Purchase Plan (the “Plan”). In March 2006, the Company deregistered all remaining Plan shares with respect to this registration statement that were not issued as of March 23, 2006.
In August 2005, the Company filed an amendment to the registration statement filed with the SEC in 2004 for a second “best efforts” public offering of up to 55,000,000 shares of common stock at a price of $10 per share. This registration statement was declared effective in February 2006, and the Company commenced its second public offering effective March 27, 2006. During the six months ended June 30, 2006, the Company issued 16,298,662 shares for proceeds of $162,945, pursuant to this offering. From June 30, 2006 through August 11, 2006, the Company has raised $58,045 through its second public offering of common stock, or a total of $220,990 from inception of such second offering.
NOTE 4. Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a non-compounded cumulative distribution return of 6%. As of June 30, 2006, the non-compounded cumulative distribution return was 5.67%. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2006, the advisor has elected to receive its asset management and performance fees in restricted shares of common stock of the Company, at $10.00 per share. In connection with the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services to the operations of the Company. The Company incurred base asset management fees of $1,337 and $869 for the three months ended June 30, 2006 and 2005, respectively, and $2,517 and $1,506 for the six months ended June 30, 2006 and 2005, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $308 and $99 for the three months ended June 30, 2006 and 2005, respectively, and $605 and $178 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the performance criterion. Unpaid installments bear interest at an annual rate of 5%. For transactions that were completed during the six months ended June 30, 2006, current and deferred acquisition fees were $4,626 and $3,701, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For transactions that were completed during the six months ended June 30, 2005, current

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
and deferred acquisition fees were $8,395 and $6,716, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For investments completed using the proceeds from the Company’s initial public offering, the Company pays the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. For the six months ended June 30, 2006 and 2005, the allowance was $889 and $2,063, respectively. For investments that will be completed using the proceeds from the Company’s second public offering, the advisor will not receive an acquisition expense allowance but will be reimbursed for all acquisition related costs.
The Company owns interests in entities which range from 25% to 70%, with the remaining interests held by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental occupancy and leasehold costs is based on gross revenues of the affiliates. Expenses incurred were $88 and $48 in the three months ended June 30, 2006 and 2005, respectively, and were $171 and $57 in the six months ended June 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments on the office lease, which has a current term through 2016, is $280.
NOTE 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$487,157	$392,210
Less: Accumulated depreciation	(9,807)	(5,595)

	$477,350	$386,615

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
Summarized financial information of the limited partnership is as follows:

	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$313,666	$323,364
Liabilities (primarily mortgage notes payable)	(192,560)	(196,752)

Partners’ and members’ equity	$121,106	$126,612

Company’s share of equity investees’ net assets	$37,476	$39,182

	Six months ended June 30,
	2006	2005
Revenues (primarily rental income)	$14,292	$14,294
Expenses (primarily interest on mortgages and depreciation)	(9,492)	(9,385)

Net income	$4,800	$4,909

Company’s share of net income from equity investments	$1,465	$1,498

The Company also owns interests in single-tenant net leased properties leased to corporations through non-controlling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Pohjola Non-Life Insurance Company, Police Prefecture (French Government), Thales S.A., TietoEnator Plc and OBI A.G. (“OBI”). The interest in OBI was acquired during the six months ended June 30, 2006 (see Note 7).

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Summarized financial information of the above mentioned equity investees are as follows:

	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$807,162	$575,944
Liabilities (primarily mortgage notes payable)	(600,434)	(419,690)

Partners’ and members’ equity	$206,728	$156,254

Company’s share of equity investees’ net assets	$70,935	$57,997

	Six months ended June 30,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$27,462	$14,368
Expenses (primarily interest on mortgages and depreciation)	(20,968)	(11,748)

Net income	$6,494	$2,620

Company’s share of net income from equity investments	$2,015	$1,020

NOTE 7. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 — During the six months ended June 30, 2006, the Company acquired five properties (four domestic and one in Germany), at a total cost of $114,300, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $39,614 in limited recourse mortgage financing was obtained with a weighted average annual fixed interest rate and term of 6% and 13.6 years, respectively.
2005 — During the six months ended June 30, 2005, the Company acquired eleven properties (ten domestic, one of which also has operations in Canada, and one in Thailand), at a total cost of $335,324, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, we obtained $208,776 in limited recourse mortgage financing, based upon the applicable exchange rate at the date of acquisition where appropriate, with a weighted average annual fixed interest rate and term of approximately 5.8% and 14.5 years, respectively.
Equity Investments Acquired
2006 — During the six months ended June 30, 2006, the Company, together with an affiliate, entered an equity investment in Europe where the Company’s ownership interest is 25%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and non-recourse mortgage financing in this investment is $45,989 and $36,306, respectively, based upon the applicable exchange rate at the date of acquisition. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements effective July 2006, the Company has an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
2005 — During the six months ended June 30, 2005, the Company, together with affiliates, entered into two equity investments in Europe where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $83,997 and $60,457, respectively, based upon the applicable exchange rate at the date of acquisition. The limited recourse mortgage financing has a weighted average annual fixed interest rate and term of approximately 4.56% and 10 years, respectively.
Mortgage Notes Receivable Acquired
2005 — During the six months ended June 30, 2005, the Company originated a $54,000 mortgage collateralized by the distribution and storage facilities of the borrower. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at an annual fixed rate of approximately 6.34%. The advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at an annual fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at an annual fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a marketable security with changes in its fair value included in other comprehensive income.
Real Estate Under Construction
2006 — During the six months ended June 30, 2006, the Company entered into a domestic build-to-suit project. Costs incurred through June 30, 2006 of $27,612 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. The Company also obtained limited resource mortgage financing on current and completed build-to-suit projects of up to $32,349 at a weighted average annual fixed interest rate and term of 6.14% and 20 years, respectively. As of June 30, 2006, $18,807 of this financing has been drawn down.
NOTE 8. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $72,809, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	June 30, 2006	December 31, 2005
Lease intangibles
In-place lease	$53,147	$43,481
Tenant relationship	15,557	12,808
Above-market rent	18,035	13,150
Less: accumulated amortization	(4,836)	(2,850)

	$81,903	$66,589

Below-market rent	$(13,930)	$(11,866)
Less: accumulated amortization	733	420

	$(13,197)	$(11,446)

Net amortization of intangibles, including the effect of foreign currency translation, was $906 and $619 for the three months ended June 30, 2006 and 2005, respectively and $1,673 and 844 for the six months ended June 30, 2006 and 2005, respectively. Based on the intangibles recorded through June 30, 2006, annual net amortization of intangibles for each of the next five years is expected to be $3,833.
NOTE 9. Commitments and Contingencies
As of June 30, 2006, the Company was not involved in any material litigation.
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
The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to the Company’s securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of the Company’s securities were $27,189 through June 30, 2006, of which the Company has reimbursed $20,048. Unpaid costs are included in due to affiliates in the accompanying consolidated financial statements.
NOTE 10. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the Company’s acquisitions made and new financing obtained during the six-month period ended June 30, 2006 had occurred on January 1, 2006 and 2005 for the three-month and six-month periods ended June 30, 2006 and 2005. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three months ended June 30,
	2006	2005
Pro forma total revenues	$16,511	$15,954
Pro forma net income	6,491	5,772

Pro forma earnings per share:
Basic and diluted	$.10	$.09

	Six months ended June 30,
	2006	2005
Pro forma total revenues	$32,478	$30,497
Pro forma net income	11,422	11,922
Pro forma earnings per share:
Basic and diluted	$.19	$.19
The pro forma weighted average shares outstanding for the three and six months ended June 30, 2006 and 2005 were determined as if all shares issued since the inception of the Company were issued on January 1, 2005.
NOTE 11. Subsequent Events
In July and August 2006, the Company acquired two domestic properties for a combined purchase price of $39,347. In connection with one of these investments, $10,500 in limited recourse mortgage financing was obtained with a fixed annual interest rate of 6.63% and a term of 20 years.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
In July 2006, the Company obtained $17,400 of limited recourse mortgage financing in connection with certain properties in California and New Jersey. The limited recourse mortgage financing has a weighted average annual fixed interest rate of 6.45% and a 10 year term.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2006, our portfolio consisted of 189 properties leased to 41 tenants and approximating 13.5 million square feet. We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
FUND RAISING ACTIVITY — Effective March 27, 2006, we commenced our second public offering of up to 55,000,000 shares of common stock at a price of $10.00 per share and raised $162,945 during the three months ended June 30, 2006. From June 30, 2006 through August 11, 2006, we have raised $58,045 through our second public offering of common stock, or a total of $220,990 from inception of such second offering.
INVESTMENT ACTIVITY — During the three months ended June 30, 2006, we acquired three proeprties, at a total cost of $83,262, which is based upon the applicable foreign exchange rate at the date of acquisition where appropriate. During the three months ended June 30, 2006, we also obtained limited recourse mortgage financing of $47,251, which is based upon the applicable foreign exchange rate at the date of closing where appropriate, with a weighted average fixed annual interest rate and term of approximately 6% and 14.4 years, respectively. Of the three investments made, two are in the U.S. and one is in Germany.
TENANT ACTIVITY — In June 2006, our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively, “Clean Earth,”), which filed for Chapter 11 bankruptcy protection in January 2006, notified us that they would not affirm their lease. Aggregate annual rent under the leases to Clean Earth approximated $710. In July 2006, the assets of Clean Earth were purchased by EZ Pack Holdings, LLC, EZ Pack Manufacturing LLC, and EZ Pack Parts, LLC (collectively, “EZ Pack”), and we entered into a new long-term lease with EZ Pack which provides for initial annual rent consistent with revenue generated under the Clean Earth leases.
In May 2006, Foss Manufacturing Company, LLC assumed the lease of Foss Manufacturing Company, Inc. which operated under bankruptcy protection since September 2005.
QUARTERLY DISTRIBUTION — In June 2006, our board of directors approved and increased the 2006 second quarter distribution to $.1588 per share payable in July 2006 to shareholders of record as of June 30, 2006.
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
We currently expect international commercial real estate to comprise a significant portion of the investments we make. International investments have comprised 38% of our year-to-date investments. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities and increased exposure to fluctuations in foreign currency exchange rates.
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
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Although the U.S. dollar has weakened since December 31, 2005, our results of operations related to our foreign investments have been negatively impacted by the relative strengthening of the average exchange rate of the U.S. dollar as compared to the comparable 2005 period.
For the six months ended June 30, 2006, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
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
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended
	June 30,
	2006	2005
Rental income	$22,153	$10,887
Interest income from direct financing leases	6,522	4,307

	$28,675	$15,194

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended
	June 30,
	2006	2005
Telcordia Technologies, Inc. (a)	$4,442	$2,617
The Talaria Company (Hinckley) (a) (b)	2,507	775
Huntsman International, LLC (a)	2,013	—
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (a) (c)	1,884	319
Ply Gem Industries, Inc. (c)	1,773	1,708
Finisar Corporation (a)	1,632	1,333
Foss Manufacturing Company, LLC (f)	1,598	1,598
Polestar Petty Ltd. (c)	1,313	1,353
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited (a) (c) (e)	1,163	749
Murray International Metals, Limited (a) (c)	1,025	—
HMS Healthcare, Inc.	852	897
Xpedite Systems, Inc.	796	796
Precise Technology Group, Inc. (a)	724	659
Plantagen Finland Oy and Plantagen Sverige AB (c)	722	871
Bob’s Discount Furniture, LLC (a)	687	—
Castle Rock Industries, Inc.	675	655
Dick’s Sporting Goods, Inc. (a) (b)	674	—
Kings Super Markets Inc. (d)	603	—
Career Education Corp. (a)	454	11
John McGavigan Limited (a) (c)	449	—
Other (a) (c) (d)	2,689	853

	$28,675	$15,194

(a)	We acquired or placed into service our interest in this investment during 2005.

(b)	Includes lease revenues applicable to minority interests totaling $1,426 and $232 in 2006 and 2005, respectively.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired or placed into service our interest in this investment during 2006.

(e)	We completed an expansion at this property in December 2005.

(f)	In May 2006, Foss Manufacturing Company, LLC assumed the lease of Foss Manufacturing Company, Inc., which was operating under bankruptcy protection since September 2005.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Six months ended
	June 30,
	2006	2005
U-Haul Moving Partners, Inc. and Mercury Partners, LP	$4,391	$4,391
Thales S.A. (a)	1,927	2,002
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	1,551	139
Police Prefecture, French Government (a) (b)	1,525	—
Pohjola Non-life Insurance Company (a) (b)	1,493	1,534
TietoEnator Plc (a)	1,397	1,442
OBI A.G. (a) (c)	875	—
Actuant Corporation (a) (d)	376	194

	$13,535	$9,702

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired or placed into service our interest in this investment during 2005.

(c)	We acquired or placed into service our interest in this investment during 2006.

(d)	Increase due to rent increase in 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
RESULTS OF OPERATIONS
The results of operations presented below for the three and six months ended June 30, 2006 and 2005 are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
Lease Revenues
For the three months ended June 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $5,788 primarily as a result of recent investment activity. Lease revenues from several investments acquired during 2006 and 2005 contributed $4,714 of this increase, the completion of two build-to-suit projects in 2005 contributed $1,141 of the increase and rent increases at several existing properties contributed $458. These increases were partially offset by reductions in lease revenue due to fluctuations in foreign currency exchange rates.
For the six months ended June 30, 2006 and 2005, lease revenues increased by $13,481 primarily for the same reasons as described above. Investments acquired during 2005 and 2006 and the completion of the build-to-suit projects in 2005 generated $11,383 and $2,290 of the increase, respectively, and were partially offset by the impact of fluctuations in foreign currency exchange rates.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
We have acquired several international investments and expect that such investments will continue to make up a significant portion of our investment activity. We expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
Depreciation and Amortization
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, depreciation and amortization increased $1,253 and $2,994, respectively, primarily as a result of depreciation and amortization incurred on investments completed in 2006 and 2005.
Property Expenses
For the three months ended June 30, 2006 and 2005, property expenses increased by $987 primarily due to an increase in asset management and performance fees of $983 and an increase in legal expenses of $256 related to the Clean Earth and Foss bankruptcy proceedings. The increase in asset management and performance fees paid to the advisor results from an increase in our asset base due to recent investment activity in 2005 and 2006. These increases were partially offset by a decrease in the provision for uncollected rents primarily related to Foss, which paid its outstanding receivables of $231 when it affirmed its lease in May 2006.
For the six months ended June 30, 2006 and 2005, property expenses increased by $2,430 primarily due to the same factors as described above. Asset management and performance fees increased by $2,022 and legal expenses increased by $271. Property expenses also increased by $221 due to an increase in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. These increases were partially offset by a decrease in the provision for uncollected rents related to Foss following its payment of $231 in outstanding receivables.
General and Administrative
For the three months ended June 30, 2006 and 2005, general and administrative expenses decreased by $71 primarily due to a reduction in acquisition expenses of $301 as a result of lower investment volume in 2006 as compared to the comparable prior year period, partially offset by an increase in our share of expenses allocated by the advisor. The increase in expenses allocated by the advisor results from the increase in our asset base due to recent investment activity in 2005 and 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
For the six months ended June 30, 2006 and 2005, general and administrative expenses increased by $328 primarily due an increase in our share of expenses allocated by the advisor and an increase in our share of rental expenses under an office-sharing agreement totaling $540, as well as an overall growth in expenses due to the increase in our asset base as a result of recent investment activity. These increases were partially offset by a decrease in acquisition expenses related to lower investment volume in 2006 as compared to the comparable prior year period.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, income from equity investments increased by $536 and $962, respectively, primarily due to our equity participation in several investments completed in 2006 and 2005, which contributed $467 and $937 of the increase, respectively.
Other Interest Income
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, other interest income increased by $464 and $424, respectively, primarily due to an increase in our average cash balances as a result of proceeds received from our second offering as well as higher average interest rates on money market accounts.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and six months ended June 30, 2006 and 2005, the increase in minority interest in income of $386 and $861, respectively, reflects the effect of our acquisition of controlling interests in two investments during the second and fourth quarters of 2005.
Interest Expense
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, interest expense increased by $2,144 and $5,388 primarily due to the impact of limited recourse mortgage loans obtained on investments acquired during 2006 and 2005. Our mortgage notes payable have increased $143,720 since June 30, 2005.
Net Income
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, net income increased by $2,805 and $3,961, respectively, primarily due to the results of operations from our recent investments completed during 2005 and 2006. This investment activity resulted in increases in lease revenue and equity income, which were partially offset by increases in interest expense and depreciation and amortization as described above.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $222,896 as of June 30, 2006, which represents an increase of $67,522 since December 31, 2005. We commenced our second public offering of common stock in March 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the six months ended June 30, 2006 is described below.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands except share and per share amounts)
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including cash flow from our equity investments) to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2006, cash flows from operations and equity investments of $27,507 were sufficient to fund distributions to shareholders of $17,978, meet scheduled mortgage principal installments of $2,634 and distribute $985 to minority interest partners. For 2006, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $2,457 through the issuance of common stock rather than in cash. Performance fees have not been paid as we have not achieved the performance criterion.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We used $145,964 to complete six investments and to fund construction costs at four build-to-suit projects, one of which was placed into service during the six months ended June 30, 2006. We also placed $29,915 into escrow, of which $22,504 was for an investment which was completed in July 2006 and $7,411 will be used for future construction costs at an existing build-to-suit project. In June 2006, we received $20,000 from the early prepayment of a mortgage receivable. Our 2006 year-to-date investment activity was funded through the use of existing cash balances and proceeds from limited recourse mortgage financing.
FINANCING ACTIVITIES — During the six months ended June 30, 2006, we obtained $150,582 from the issuance of stock, net of costs, primarily from our second public offering, which commenced in March 2006. We also obtained $73,732 in mortgage financing to fund investment activity. In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $2,209 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations.
All of our mortgage obligations effectively bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financing on future acquisitions will likely bear higher rates of interest.
Cash Resources
As of June 30, 2006, we had $222,896 in cash and cash equivalents as well as $2,234 in short-term instruments that we intend to convert to cash, which will primarily be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $21,440 as of June 30, 2006 and any proceeds may be used to finance future investments. We expect to continue raising funds through the second public offering of our common stock which commenced in March 2006.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
–	The impact of investments completed during 2006, the full year impact of investments completed in 2005 and the expected completion of a build-to-suit project in 2006, all of which we expect will have a net positive impact on cash flow.

–	The advisor’s election in 2006 to continue to receive asset management and performance fees in restricted shares.

–	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until 2011), paying distributions to shareholders, funding build-to-suit commitments as well as other normal recurring operating expenses. We also intend to use our cash to make new investments to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs.
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
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
Balance:
Fixed rate	$434,022	$290,302
Variable rate	—	—

Total	$434,022	$290,302

Weighted average interest rate at end of period:
Fixed rate	5.92%	5.88%
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage notes payable — Principal	$434,022	$7,224	$18,491	$21,762	$386,545
Mortgage notes payable — Interest	272,722	25,411	49,777	47,319	150,215
Deferred acquisition fees due to affiliate — Principal	21,409	8,399	11,769	1,241	—
Deferred acquisition fees due to affiliate — Interest	3,471	1,362	1,908	201	—
Build-to-suit commitments(1)	47,430	47,430	—	—	—
Operating leases(2)	2,842	165	547	559	1,571

	$781,896	$89,991	$82,492	$71,082	$538,331

(1)	Represents remaining build-to-suit commitments for four projects. Commitments include a project in Blairsville, Pennsylvania where estimated total construction costs are currently projected to total approximately $25,152, of which $4,416 was funded as of June 30, 2006; a project in Plainfield, Indiana where estimated total construction costs are currently projected to total approximately $17,600 of which $8,725 was funded as of June 30, 2006; and a project in Laramie, Wyoming, where estimated total construction costs are currently projected to total approximately $24,731 of which $6,912 was funded as of June 30, 2006.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2006.
As of June 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
SUBSEQUENT EVENTS
In July and August 2006, we acquired two domestic properties for a combined purchase price of $39,347. In connection with one of these investments, $10,500 in limited recourse mortgage financing was obtained with a fixed annual interest rate of 6.63% and a term of 20 years.
In July 2006, we obtained $17,400 of limited recourse mortgage financing in connection with certain properties in California and New Jersey. The limited recourse mortgage financing has a weighted average annual fixed interest rate of 6.45% and a 10 year term.

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
All of our long-term debt effectively bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of June 30, 2006 ranged from 4.36% to 7.15%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$3,409	$8,108	$9,287	$10,016	$10,797	$392,405	$434,022	$419,258
Weighted average interest rate	5.99%	5.95%	5.97%	5.97%	5.98%	6.55%
A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2006 by approximately $18,719.
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
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union, Thailand and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. A significant portion of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation gains of $232 and losses of $212 are included in the accompanying financial statements for the six months ended June 30, 2006 and 2005, respectively. Such gains are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of June 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the second quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART II
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the quarter ended June 30, 2006, 166,717 shares of common stock were issued to the advisor as consideration for asset management and performance fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(c) Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans
2006	Shares Purchased(1)	Paid per Share	Programs(1)	or Programs(1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	125,260	$9.29	N/A	N/A

Total	125,260

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual shareholders’ meeting was held on June 8, 2006, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Trevor P. Bond	30,046,154	30,025,278	20,876
William P. Carey	30,046,154	30,030,005	16,149
Gordon F. DuGan	30,046,154	30,036,140	10,014
Elizabeth P. Munson	30,046,154	30,034,817	11,337
James D. Price	30,046,154	30,024,584	21,570
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

8/14/2006	By:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

8/14/2006	By:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)