Form 10-Q
period 2006-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2006-11-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Registrant has 93,705,808 shares of common stock, $.001 par value outstanding at November 7, 2006.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

Forward Looking Statements

This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.

As used in this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” include Corporate Property Associates 16 — Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

PART I

ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and share amounts)

	September 30,	December 31,
	2006	2005 (NOTE)

ASSETS
Real estate, net	$500,900	$386,615
Net investment in direct financing leases	206,646	152,772
Equity investments in real estate	108,928	97,179
Real estate under construction	51,140	15,026
Mortgage notes receivable	9,598	29,798
Cash and cash equivalents	331,469	155,374
Short-term investments	2,235	1,698
Marketable securities	2,858	2,996
Funds in escrow	8,499	6,377
Intangible assets, net	84,847	66,589
Due from affiliates	—	590
Deferred offering costs	5,740	4,028
Other assets, net	10,053	10,607

Total assets	$1,322,913	$929,649

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$480,521	$358,370
Accrued interest	2,907	2,330
Accounts payable, accrued expenses and other liabilities	3,907	10,163
Due to affiliates	18,117	9,475
Deferred acquisition fees payable to affiliate	23,672	17,708
Prepaid and deferred rental income and security deposits	23,816	18,548
Distributions payable	12,899	8,926

Total liabilities	565,839	425,520

Minority interest in consolidated entities	17,373	17,134

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 86,845,106 and 57,268,850 shares issued and outstanding, respectively	87	57
Additional paid-in capital	776,160	514,014
Distributions in excess of accumulated earnings	(35,113)	(22,416)
Accumulated other comprehensive income (loss)	3,796	(3,148)

	744,930	488,507
Less, treasury stock at cost, 562,292 and 162,564 shares, respectively	(5,229)	(1,512)

Total shareholders’ equity	739,701	486,995

Total liabilities and shareholders’ equity	$1,322,913	$929,649

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES:
Rental income	$12,723	$8,472	$34,876	$19,359
Interest income from direct financing leases	4,413	2,657	10,935	6,964
Interest income on mortgage receivable	356	709	1,722	1,768
Other operating income	223	137	966	344

	17,715	11,975	48,499	28,435

OPERATING EXPENSES:
Depreciation and amortization	(3,405)	(2,187)	(9,119)	(4,907)
Property expenses	(3,525)	(2,449)	(9,249)	(5,743)
General and administrative	(1,063)	(1,237)	(3,436)	(3,282)

	(7,993)	(5,873)	(21,804)	(13,932)

OTHER INCOME AND EXPENSES:
Income from equity investments in real estate	1,776	1,604	5,256	4,122
Other interest income	3,399	1,259	6,830	4,266
Minority interest in income	(468)	(210)	(1,459)	(340)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	163	(477)	229	(663)
Interest expense	(6,837)	(4,291)	(17,947)	(10,013)

	(1,967)	(2,115)	(7,091)	(2,628)

NET INCOME	$7,755	$3,987	$19,604	$11,875

BASIC EARNINGS PER SHARE	$0.10	$0.07	$0.29	$0.21

DISTRIBUTIONS DECLARED PER SHARE	$0.1601	$0.1500	$0.4764	$0.4200

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	81,569,191	56,660,533	67,911,308	56,106,453

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$7,755	$3,987	$19,604	$11,875
Other comprehensive income (loss):
Change in unrealized loss on marketable securities	70	—	67	—
Change in foreign currency translation adjustment	2,197	2,468	6,746	(4,463)
Unrealized (loss) gain on derivative instrument	(1,116)	—	131	—

	1,151	2,468	6,944	(4,463)

Comprehensive income	$8,906	$6,455	$26,548	$7,412

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(in thousands, except share and per share amounts)

			Distributions in	Accumulated
		Additional	Excess of	Other
	Common	Paid-In	Accumulated	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2005	$57	$514,014	$(22,416)	$(3,148)	$(1,512)	$486,995
29,190,590 shares issued $.001 par, at $10 per share, net of offering costs	30	258,289				258,319
385,666 shares, $.001 par, issued to the advisor at $10 per share	—	3,857				3,857
Distributions declared			(32,301)			(32,301)
Net income			19,604			19,604
Change in other comprehensive income (loss)				6,944		6,944
Repurchase of 399,728 shares					(3,717)	(3,717)

Balance at September 30, 2006	$87	$776,160	$(35,113)	$3,796	$(5,229)	$739,701

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,604	$11,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	9,353	4,681
(Gain) loss on foreign currency transactions, net	(394)	1,365
Unrealized gain on derivative instrument	—	(702)
Equity income in real estate in excess of distributions received	(1,338)	(413)
Issuance of shares to affiliate in satisfaction of fees due	3,857	2,199
Minority interest in income	1,459	340
Straight-line rent adjustments and amortization of rent-related intangibles	(1,354)	(692)
Increase in accrued interest	549	1,444
Increase in due to affiliates(a)	4,902	3,375
Increase in accounts payable, accrued expenses and other liabilities(a)	384	3,943
Increase in prepaid and deferred rental income and security deposits	807	4,626
Net change in other operating assets and liabilities	(364)	(1,048)

Net cash provided by operating activities	37,465	30,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments in real estate in excess of equity income	3,420	3,055
Acquisition of real estate and equity investments in real estate(b)	(215,902)	(381,753)
Contributions to equity investments in real estate	(10,088)	(38,499)
Funds placed in escrow for future acquisition and construction	(28,419)	—
Release of funds held in escrow for future acquisition and construction	26,454	19,631
VAT taxes recovered (paid) from purchase of real estate	4,008	(2,044)
Purchase of mortgage note receivable	—	(12,798)
Receipt of principal payment of mortgage note receivable	206	153
Receipt of principal prepayment of mortgage note receivable	20,000	—
Proceeds from short-term investments	—	2,888
Purchases of securities	—	(32,625)
Proceeds from sale of securities	—	96,425

Net cash used in investing activities	(200,321)	(345,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(28,328)	(20,443)
Distributions paid to minority interest partners	(1,220)	(399)
Contributions from minority interest partners	—	6,724
Proceeds from mortgages(c)	119,744	202,853
Scheduled payments of mortgage principal	(4,571)	(1,795)
Deferred financing costs and mortgage deposits, net of deposits refunded	(1,356)	854
Proceeds from issuance of shares, net of costs of raising capital	258,319	42,553
Purchase of treasury stock	(3,717)	(1,227)

Net cash provided by financing activities	338,871	229,120

Effect of exchange rate changes on cash	80	(775)

Net increase (decrease) in cash and cash equivalents	176,095	(86,229)
Cash and cash equivalents, beginning of period	155,374	217,310

Cash and cash equivalents, end of period	$331,469	$131,081

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities excludes amounts related to the raising of capital (financing activities) pursuant to the Company’s public offerings. At September 30, 2006 and 2005, the amount due to the Company’s advisor for such costs was $5,742 and $2,233, respectively. The above caption also excludes deferred acquisition fees payable related to the acquisition of real estate (investing activities).

(b)	The cost basis of real estate investments acquired during the nine months ended September 30, 2006 and 2005 also includes deferred acquisition fees payable of $5,964 and $8,577, respectively.

(c)	Net of $2,325 retained by mortgage lenders during the nine months ended September 30, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)

NOTE 1.	Business

Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, tenant defaults, lease expirations and sales of properties. As of September 30, 2006, the Company’s portfolio consisted of 215 properties leased to 44 tenants and totaled approximately 14.8 million square feet. The Company was formed in 2003 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

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

Information about International Geographic Areas

The Company has international investments in Canada, Europe, Mexico, Thailand, Malaysia and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $3,928 and $2,034 for the three months ended September 30, 2006 and 2005, respectively, lease revenues of $10,209 and $5,371 for the nine months ended September 30, 2006 and 2005, respectively, income from equity investments in real estate of $1,052 and $886 for the three months ended September 30,

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

2006 and 2005, respectively, and income from equity investments in real estate of $3,067 and $1,906 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, long-lived assets related to international investments were $197,953 and $152,148, respectively and the carrying value of international equity investments in real estate was $70,730 and $57,997, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period financial statement presentation.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FAS 155 on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron-curtain method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on the Company’s financial position or results of operations.

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

In August 2005, the Company filed an amendment to the registration statement filed with the SEC in 2004 for a second “best efforts” public offering of up to 55,000,000 shares of common stock at a price of $10 per share as well as up to 40,000,000 shares issuable under its Plan. The SEC declared this registration statement effective in February 2006, and the Company commenced its second public offering effective March 27, 2006. During the nine months ended September 30, 2006, the Company issued 27,897,910 shares for gross proceeds of $278,915, pursuant to this second public offering, and also issued 1,292,680 shares under the Plan. Since inception of its second offering, the Company has raised $426,857 through November 14, 2006.

NOTE 4.	Transactions with Related Parties

Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisor is also reimbursed for certain costs in connection with the Company’s offerings (see Note 9). The advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. As of September 30, 2006, the non-compounded cumulative distribution return was 5.78%. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2006, the advisor has elected to receive its asset management and performance fees in restricted shares of common stock of the Company, at $10.00 per share. In connection with managing the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services to the operations of the Company. The Company incurred base asset management fees of $1,446 and $1,063 for the three months ended September 30, 2006 and 2005, respectively, and $3,962 and $2,569 for the nine months ended September 30, 2006 and 2005, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $319 and $183 for the three months ended September 30, 2006 and 2005, respectively, and $924 and $361 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.

In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the performance criterion. Unpaid installments bear interest at an annual rate of 5%. For investments that were acquired during the nine months ended September 30, 2006, current and deferred acquisition fees were $7,455 and $5,964, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For investments that were acquired during the nine months ended September 30, 2005, current and deferred acquisition fees were $10,721 and $8,577, respectively, and were paid or payable to the advisor subject to subordination to the performance criterion. For investments acquired using the proceeds from the Company’s initial public offering, the Company pays the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. For the nine months ended September 30, 2006 and 2005, the allowance was $1,218 and $2,528, respectively. For investments that will be acquired using the proceeds from the Company’s second public offering, the advisor will not receive an acquisition expense allowance but will be reimbursed for all reasonable direct third party acquisition related costs incurred.

Included in deferred acquisition fees payable to affiliate and due to affiliates in the accompanying consolidated balance sheets as of September 30, 2006 and December 31, 2005, is $33,771 and $23,085, respectively, of deferred costs related to services provided by the advisor (as described above). Payment of such amounts is contingent on the Company meeting its performance criterion.

The Company owns interests in entities which range from 25% to 70%, with the remaining interests held by affiliates.

The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, the Company’s share of rental occupancy and leasehold costs is based on gross revenues of the affiliates. Expenses incurred were $66 and $50 in the three months ended September 30, 2006 and 2005, respectively, and were $237 and $107 in the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments on the office lease, which has a current term through 2016, is $295.

NOTE 5.	Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	September 30,	December 31,
	2006	2005

Cost	$513,250	$392,210
Less: Accumulated depreciation	(12,350)	(5,595)

	$500,900	$386,615

NOTE 6.	Equity Investments in Real Estate

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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

Summarized financial information of the limited partnership is as follows:

	September 30,	December 31,
	2006	2005

Assets (primarily real estate)	$319,365	$323,364
Liabilities (primarily mortgage notes payable)	(195,886)	(196,752)

Partners’ and members’ equity	$123,479	$126,612

Company’s share of equity investees’ net assets	$38,200	$39,182

	Nine Months Ended September 30,
	2006	2005

Revenue (primarily rental income)	$21,437	$21,426
Expenses (primarily interest on mortgages and depreciation)	(14,263)	(14,167)

Net income	$7,174	$7,259

Company’s share of net income from equity investments in real estate	$2,189	$2,216

The Company also owns interests in single-tenant net leased properties leased to corporations through non-controlling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Pohjola Non-Life Insurance Company, Police Prefecture (French Government), Thales S.A., TietoEnator Plc and OBI A.G. (“OBI”). The interest in OBI was acquired during 2006 (see Note 7).

Summarized financial information of the above mentioned equity investees are as follows:

	September 30,	December 31,
	2006	2005

Assets (primarily real estate)	$810,328	$575,944
Liabilities (primarily mortgage notes payable)	(720,739)	(419,690)

Partners’ and members’ equity	$89,589	$156,254

Company’s share of equity investees’ net assets	$70,728	$57,997

	Nine Months Ended September 30,
	2006	2005

Revenue (primarily rental income)	$41,845	$27,573
Expenses (primarily interest on mortgages and depreciation)	(33,357)	(21,750)

Net income	$8,488	$5,823

Company’s share of net income from equity investments in real estate	$3,067	$1,906

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

NOTE 7.	Acquisitions of Real Estate-Related Investments

Real Estate Acquired

2006 — During the nine months ended September 30, 2006, the Company acquired eight investments (six domestic, one in Germany and one in Malaysia), at a total cost of $164,658, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $94,136 in limited recourse mortgage financing was obtained with a weighted average annual fixed interest rate and term of 6.4% and 13.2 years, respectively.

2005 — During the nine months ended September 30, 2005, the Company acquired 15 investments (11 domestic with one domestic investment also owning a property in Canada, two in the United Kingdom, one in Thailand and one in Mexico), at a total cost of $379,514, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $209,807 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 5.9% and 13.9 years, respectively. Included in the total cost of investments is an amount of $116,459 representing an investment in certain office/retail facilities located in Piscataway, New Jersey. In connection with this investment, the Company obtained limited recourse mortgage financing of $79,686 at a fixed interest rate of 5.49% for a term of 10 years.

Equity Investments in Real Estate Acquired

2006 — During the nine months ended September 30, 2006, the Company, together with an affiliate, acquired an equity investment in Europe where the Company’s ownership interest is 25%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and non-recourse mortgage financing in this investment is $45,989 and $36,306, respectively, based upon the applicable exchange rate at the date of acquisition. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements effective July 2006, the Company has an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.

2005 — During the nine-month period ended September 30, 2005, the Company, together with an affiliate, also acquired three equity investments (one each in Finland, Germany and France) in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $137,321 and $99,749, respectively based on the applicable exchange rate at the date of acquisition. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 4.5% and 10 years, respectively.

Mortgage Notes Receivable Acquired

2005 — During the nine months ended September 30, 2005, the Company originated a $54,000 mortgage collateralized by the distribution and storage facilities of the borrower. The mortgage was originated as a 10-year loan with a 25-year amortization schedule, bearing interest at an annual fixed rate of approximately 6.34%. The advisor arranged for the syndication of the first $41,260 in the form of an A-note, bearing interest at an annual fixed rate of 5.14%. In consideration for an investment of $12,740, the Company obtained the $12,740 B-note, which bears interest at an annual fixed rate of 6.34%, and an interest only participation in the A-note for the difference between the stated amounts payable under the A-note and the amounts receivable from the interests sold to the participants in the A-note (the difference between the amounts payable at an annual rate of 6.34% and 5.14%). The interest only participation is accounted for as a marketable security with changes in its fair value included in other comprehensive income.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

Real Estate Under Construction

2006 — During the nine months ended September 30, 2006, the Company entered into three domestic build-to-suit projects at a total estimated cost of $88,679, based on current estimated construction costs. Costs incurred through September 30, 2006 of $51,140 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. The Company also obtained limited resource mortgage financing on current and completed build-to-suit projects of up to $36,260 at a weighted average annual fixed interest rate and term of 6.25% and 19.1 years, respectively. As of September 30, 2006, $25,608 of this financing has been drawn down.

NOTE 8.	Intangibles

In connection with its acquisition of properties, the Company has recorded net lease intangibles of $75,295, which are being amortized over periods ranging from 12 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.

Intangibles are summarized as follows:

	September 30,	December 31,
	2006	2005

Lease intangibles
In-place lease	$55,429	$43,481
Tenant relationship	16,927	12,808
Above-market rent	18,479	13,150
Less: accumulated amortization	(5,988)	(2,850)

	$84,847	$66,589

Below-market rent	$(15,540)	$(11,866)
Less: accumulated amortization	905	420

	$(14,635)	$(11,446)

Net amortization of intangibles, including the effect of foreign currency translation, was $976 and $711 for the three months ended September 30, 2006 and 2005, respectively and $2,649 and $1,555 for the nine months ended September 30, 2006 and 2005, respectively. Based on the intangibles recorded through September 30, 2006, annual net amortization of intangibles for each of the next five years is as follows: 2006 — $3,759; 2007 — $4,313; 2008 — $4,313; 2009 — $4,172; 2010 — $3,746 and 2011 — $3,746.

NOTE 9.	Commitments and Contingencies

As of September 30, 2006, the Company was not involved in any material litigation.

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
(in thousands, except share and per share amounts)

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

The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to the Company’s securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of the Company’s securities were $28,261 through September 30, 2006, of which the Company has reimbursed $22,521. Unpaid costs are included in due to affiliates in the accompanying consolidated financial statements.

NOTE 10.	Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the Company’s acquisitions made and new financing obtained during the nine months ended September 30, 2006 had occurred on January 1, 2006 and 2005 for the three months and nine months ended September 30, 2006 and 2005. The

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share amounts)

pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three Months Ended September 30,
	2006	2005

Pro forma total revenues	$18,038	$16,511
Pro forma net income	7,510	4,215
Pro forma earnings per share:
Basic and diluted	$0.09	$0.05

	Nine Months Ended September 30,
	2006	2005

Pro forma total revenues	$53,368	$48,875
Pro forma net income	19,258	12,887
Pro forma earnings per share:
Basic and diluted	$0.22	$0.15

The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005 were determined as if all shares issued since the inception of the Company were issued on January 1, 2005.

NOTE 11.	Subsequent Events

In October 2006, the Company acquired two investments for a combined purchase price of $19,267. In connection with one of these investments, $9,000 in limited recourse mortgage financing was obtained with a fixed annual interest rate of 6.21% and a term of 13.5 years.

Also, in October and November 2006, the Company, together with certain affiliates, through jointly owned ventures acquired interests in two domestic properties for approximately $42,296. In connection with these acquisitions, the ventures obtained limited recourse mortgage financing totaling $25,700 at a weighted average fixed annual interest rate and term of 5.96% and 10 years. The Company’s proportionate share of cost in these investments and financing obtained is approximately $19,558 and $11,650, respectively.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2006.

EXECUTIVE OVERVIEW

Business Overview

We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, tenant defaults, lease expirations and sales of properties. As of September 30, 2006, our portfolio consisted of 215 properties leased to 44 tenants and totaled approximately 14.8 million square feet. We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

Current Developments and Trends

Current developments include:

FUND RAISING ACTIVITY — Effective March 27, 2006, we commenced our second public offering of up to 55,000,000 shares of common stock at a price of $10.00 per share (or $550,000) and raised $115,970 during the three months ended September 30, 2006. Since commencing our second offering, we have raised $426,857 through November 14, 2006. We currently expect to close our second offering during either the fourth quarter of 2006 or the first quarter of 2007.

INVESTMENT ACTIVITY — During the three months ended September 30, 2006, we completed five investments, including entering into two build-to-suit projects, at a total cost of approximately $113,000, which is based upon the applicable foreign exchange rate at the date of acquisition and estimated construction costs where appropriate. During the three months ended September 30, 2006, we also obtained limited recourse mortgage financing of $58,433, which is based upon the applicable foreign exchange rate at the date of closing where appropriate, with a weighted average fixed annual interest rate and term of approximately 6.7% and 12.8 years, respectively. Of the five investments made, four are in the U.S. and one is in Malaysia.

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

QUARTERLY DISTRIBUTION — In September 2006, our board of directors approved and increased the 2006 third quarter distribution to $0.1601 per share payable in October 2006 to shareholders of record as of September 30, 2006.

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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

We believe that several factors may provide us with continued investment opportunities both domestically and internationally including increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. Investment activity during the three and nine months ended September 30, 2006 totaled approximately $113,000 and $299,300, respectively as compared to approximately $97,900 and $517,500, respectively for the comparable 2005 periods.

For the nine months ended September 30, 2006, international investments accounted for 37% of our year-to-date investments. For the year ended December 31, 2005, international investments accounted for 54% of total investments. We currently expect international commercial real estate to continue to comprise a significant portion of our total investments although the percentage of international investments in any given period may vary substantially.

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

We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately weaker than for the comparable 2005 period, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current three-month period versus the comparable 2005 period. However, during the nine months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately stronger than for the comparable 2005 period, and as a result, we experienced a moderately negative impact on our results of operations for the current nine month period versus the comparable 2005 period.

For the nine months ended September 30, 2006, cash flow generated from operations was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.

How Management Evaluates Results of Operations

Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.

Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.

Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to stockholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and the payment of mortgage principal amortization. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, and evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.

Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006	2005

Rental income	$34,876	$19,359
Interest income from direct financing leases	10,935	6,964

	$45,811	$26,323

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine Months Ended September 30,
	2006	2005

Telcordia Technologies, Inc.(a)	$6,692	$4,823
The Talaria Company (Hinckley)(a)(b)	3,759	2,030
Huntsman International, LLC(a)	3,019	241
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico(a)(c)	2,860	1,229
Ply Gem Industries, Inc.(c)	2,659	2,564
Finisar Corporation(a)	2,453	2,154
Foss Manufacturing Company, LLC(f)	2,397	2,397
Polestar Petty Ltd.(c)	2,004	2,015
LFD Manufacturing Limited and IDS Logistics (Thailand) Limited(a)(c)(e)	1,762	1,162
Murray International Metals, Limited(a)(c)	1,561	—
Kings Super Markets Inc.(d)	1,457	—
HMS Healthcare, Inc.	1,278	1,351
Plantagen Finland Oy and Plantagen Sverige AB(c)	1,252	1,279
Bob’s Discount Furniture, LLC(a)	1,236	119
Xpedite Systems, Inc.	1,194	1,194
Precise Technology Group, Inc.	1,086	1,021
Castle Rock Industries, Inc.	1,025	993
Dick’s Sporting Goods, Inc.(a)(b)	1,012	—
Hilite Germany GmbH & Co. KG(c)(d)	862	—
Career Education Corp.(a)	764	238
Utex Industries, Inc.(d)	720	—
Other(a)(c)(d)	4,759	1,513

	$45,811	$26,323

(a)	We acquired or placed into service our interest in this investment during 2005.

(b)	Includes lease revenues applicable to minority interests totaling $2,139 and $609 in 2006 and 2005, respectively.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired or placed into service our interest in this investment during 2006.

(e)	We completed an expansion at this property in December 2005.

(f)	In May 2006, Foss Manufacturing Company, LLC assumed the lease of Foss Manufacturing Company, Inc., which was operating under bankruptcy protection since September 2005.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Nine Months Ended September 30,
	2006	2005

U-Haul Moving Partners, Inc. and Mercury Partners, LP	$6,587	$6,587
Thales S.A.(a)	2,929	2,951
Hellweg Die Profi-Baumarkte GmbH & Co. KG(a)(b)	2,370	893
Police Prefecture, French Government(a)(b)	2,319	662
Pohjola Non-life Insurance Company(a)	2,267	2,269
TietoEnator Plc(a)	2,121	2,126
OBI A.G. (a)(c)	1,706	—
Actuant Corporation(a)	571	562

	$20,870	$16,050

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired or placed into service our interest in this investment during 2005.

(c)	We acquired or placed into service our interest in this investment during 2006.

RESULTS OF OPERATIONS

The results of operations presented below for the three and nine months ended September 30, 2006 and 2005 are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially as we invest the proceeds from our second public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.

Lease Revenues

For the three months ended September 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $6,007 primarily as a result of recent investment activity. Lease revenues from several investments acquired or placed into service during 2006 and 2005 contributed $5,596 of this increase and rent increases at several existing properties contributed $243.

For the nine months ended September 30, 2006 and 2005, lease revenues increased by $19,488 primarily as a result of lease revenue generated from investments acquired or placed into service during 2005 and 2006.

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

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

Depreciation and Amortization

For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, depreciation and amortization increased $1,218 and $4,212, respectively, primarily as a result of depreciation and amortization incurred on investments entered into during 2006 and 2005.

Property Expenses

For the three months ended September 30, 2006 and 2005, property expenses increased by $1,076 primarily due to an increase in asset management and performance fees of $764 as well as an increase in reimbursable tenant costs, which are recorded as both revenue and expense and therefore have no impact on net income. The increase in asset management and performance fees paid to the advisor results from an increase in our asset base due to recent investment activity in 2006 and 2005.

For the nine months ended September 30, 2006 and 2005, property expenses increased by $3,506 primarily due to an increase in asset management and performance fees of $2,786, an increase in legal expenses of $310 primarily related to the Clean Earth and Foss bankruptcy proceedings and an increase in reimbursable tenant costs.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.

For the three and nine months ended September 30, 2006, versus the comparable 2005 periods, income from equity investments in real estate increased by $172 and $1,134, respectively, primarily due to our equity participation in several investments entered into during 2006 and 2005.

Other Interest Income

For the three and nine months ended September 30, 2006 as compared to the comparable 2005 periods, other interest income increased by $2,140 and $2,564, respectively, primarily due to an increase in our average cash balances as a result of proceeds received from our second offering and an increase in interest rates.

Minority Interest in Income

We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.

For the three and nine months ended September 30, 2006 versus the comparable 2005 periods, the increase in minority interest in income of $258 and $1,119, respectively, reflects the effect of our acquisition of controlling interests in two investments during the second and fourth quarters of 2005.

Interest Expense

For the three and nine months ended September 30, 2006 versus the comparable 2005 periods, interest expense increased by $2,546 and $7,934, respectively. This increase is primarily due to the impact of limited recourse mortgage loans obtained on investments acquired or placed into service during 2006 and 2005, which resulted in higher average outstanding balances.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

Net Income

For the three and nine months ended September 30, 2006 versus the comparable 2005 periods, net income increased by $3,768 and $7,729, respectively, primarily due to the results of operations from our recent investments entered into during 2006 and 2005. This investment activity resulted in increases in lease revenue and income from equity investments in real estate, which were partially offset by increases in interest expense, property expenses and depreciation and amortization as described above.

FINANCIAL CONDITION

Uses of Cash During the Period

Cash and cash equivalents totaled $331,469 as of September 30, 2006, which represents an increase of $176,095 since December 31, 2005. We commenced our second public offering of common stock in March 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the nine months ended September 30, 2006 is described below.

OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2006, cash flows from operations of $37,465 were sufficient to fund distributions to shareholders of $28,328, meet scheduled mortgage principal installments of $4,571 and distribute $1,220 to minority interest partners. For 2006, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $3,857 through the issuance of common stock rather than in cash. Performance fees have not been paid as we have not yet achieved the performance criterion.

INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. During the nine months ended September 30, 2006, we used $215,902 to complete nine investments and to fund construction costs at six build-to-suit projects, one of which was placed into service during the current nine month period. We also placed $28,419 into escrow, of which $22,504 was for an investment that was completed in July 2006 and $5,915 will be used for future construction costs at an existing build-to-suit project. In June 2006, we received $20,000 from the early prepayment of a mortgage receivable. Our 2006 year-to-date investment activity was funded through the use of existing cash balances and proceeds from limited recourse mortgage financing.

FINANCING ACTIVITIES — During the nine months ended September 30, 2006, we obtained $258,319 from the issuance of stock, net of costs, primarily from our second public offering, which commenced in March 2006. We also obtained $119,744 in mortgage financing to fund investment activity. In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $3,717 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations.

All of our mortgage obligations effectively bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are low by historical standards. However, financing on future acquisitions will likely bear higher rates of interest.

Cash Resources

As of September 30, 2006, we had $331,469 in cash and cash equivalents as well as $2,235 in short-term instruments that we intend to convert to cash, which will primarily be used to fund future investments, as well

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

as maintain sufficient working capital balances and meet other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $23,232 as of September 30, 2006 and any proceeds may be used to finance future investments. We expect to continue raising funds through the second public offering of our common stock, which commenced in March 2006.

We expect cash flows from operating activities to be affected by several factors in the remainder of 2006 and 2007 including:

•	The impact of investments entered into or placed into service during 2006, the full year impact of investments entered into during 2005 and the expected completion of a build-to-suit project in 2006, all of which we expect will have a net positive impact on cash flow.

•	The advisor’s election in 2006 to continue to receive asset management and performance fees in restricted shares. The advisor has not yet made its election for 2007 and accordingly cash flow could be significantly adversely affected if the advisor decides to receive payment for asset management and performance fees in cash versus restricted shares.

•	Scheduled rent increases on several properties during 2006 and 2007 should result in additional cash from operations.

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

Based on projected increases in operating cash flows from recent investments, cash flow from operations is expected to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.

Summary of Financing

The table below summarizes our mortgage notes payable as of September 30, 2006 and 2005, respectively.

	September 30,
	2006	2005

Balance:
Fixed rate	$480,521	$296,933
Variable rate	—	—

Total	$480,521	$296,933

Weighted average interest rate at end of period:
Fixed rate	5.96%	5.88%

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)
(in thousands, except share and per share amounts)

Aggregate Contractual Agreements

The table below summarizes our contractual obligations as of September 30, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

		Less			More
		Than			Than
		1	1-3	3-5	5
	Total	Year	Years	Years	Years

Mortgage notes payable — Principal	$480,521	$7,939	$19,641	$24,221	$428,720
Mortgage notes payable — Interest	302,079	24,240	56,057	69,427	152,355
Deferred acquisition fees due to affiliates — Principal	23,672	8,399	13,278	1,995	—
Deferred acquisition fees due to affiliates — Interest	3,867	2,634	1,133	100	—
Build-to-suit commitments(1)	82,719	82,719	—	—	—
Operating leases(2)	2,922	188	573	588	1,573

	$895,780	$126,119	$90,682	$96,331	$582,648

(1)	Represents remaining build-to-suit commitments for four projects. Commitments include a project in Blairsville, Pennsylvania where estimated total construction costs are currently projected to total approximately $25,152, of which $8,978 was funded as of September 30, 2006; a project in Plainfield, Indiana where estimated total construction costs are currently projected to total approximately $17,600 of which $13,682 was funded as of September 30, 2006; a project in Laramie, Wyoming, where estimated total construction costs are currently projected to total approximately $24,731 of which $14,063 was funded as of September 30, 2006; a project in Bloomington, Minnesota, where estimated total construction costs are currently projected to total approximately $47,200 of which $6,988 was funded as of September 30, 2006 and a project in Norwich, Connecticut, where estimated total construction costs are currently projected to total approximately $12,500 of which $753 was funded as of September 30, 2006.

(2)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2006.

As of September 30, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

SUBSEQUENT EVENTS

In October 2006, we acquired two investments for a combined purchase price of $19,267. In connection with one of these investments, $9,000 in limited recourse mortgage financing was obtained with a fixed annual interest rate of 6.21% and a term of 13.5 years.

Also, in October and November 2006, we, together with certain affiliates, through jointly owned ventures, acquired interests in two domestic properties for approximately $42,296. In connection with these acquisitions, the ventures obtained limited recourse mortgage financing totaling $25,700 at a weighted average fixed annual interest rate and term of 5.96% and 10 years. Our proportionate share of cost in these investments and financing obtained is approximately $19,558 and $11,650, respectively.

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

All of our long-term debt effectively bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of September 30, 2006 ranged from 4.36% to 7.34%.

								Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value

Fixed rate debt	$1,833	$8,361	$9,594	$10,557	$11,508	$438,668	$480,521	$479,932
Weighted average interest rate	6.01%	5.94%	5.97%	5.99%	6.00%	5.95%

A change in interest rates of 1% would not have an effect on annual interest expense as we have no variable rate debt. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2006 by approximately $23,612.

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

Foreign Currency Exchange Rate Risk

We have foreign operations in the European Union, Thailand, Malaysia and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. A significant portion of our foreign operations were conducted in the Euro. We are likely to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency translation gains of $163 and losses of $1,154 are included in the accompanying financial statements for the nine months ended September 30, 2006 and 2005, respectively. Such gains are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

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

Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of September 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.

There have been no changes during the third quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

PART II
(in thousands, except share and per share amounts)

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) For the quarter ended September 30, 2006, 141,617 shares of common stock were issued to the advisor as consideration for asset management and performance fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c) Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number	Dollar Value)
			of Shares	of Shares
			Purchased as	that May
			Part of	Yet be
	Total Number	Average Price	Publicly Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans
2006 Period	Purchased(1)	Share	Programs(1)	or Programs(1)

July	24,363	$9.30	N/A	N/A
August	—	$—	N/A	N/A
September	137,750	$9.30	N/A	N/A

Total	162,113

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.

ITEM 6. — EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 16 - GLOBAL INCORPORATED

11/14/2006 Date	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

11/14/2006 Date	By:	/s/ Claude Fernandez Claude Fernandez Managing Director and Chief Accounting Officer (Principal Accounting Officer)