Form 10-K
period 2006-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2007-03-26
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file number: 333-106838
CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland	80-0067704
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock at March 16, 2007. Non-affiliates held 113,839,147 shares of common stock, $0.001 par value outstanding at March 16, 2007.
As of March 16, 2007, there are 114,851,870 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Position and Results of Operations” in Item 7 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 16 — Global Incorporated and its consolidated subsidiaries, unless otherwise indicated.
CPA®:16 – Global 2006 10-K — 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview:
We are a real estate investment trust (“REIT”) that invests primarily in commercial real estate leased to companies domestically and internationally. As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to acquire, own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
–	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

–	indemnification for environmental and other liabilities;

–	operational or financial covenants of the tenant; and

–	guarantees of lease obligations from parent companies or letters of credit.
We have in the past and may in the future invest in mortgage loans that are collateralized by real estate.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). The advisor is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”), and served in this capacity for Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation in June 2003. In December 2003, we commenced our initial public offering of up to 110,000,000 shares of our common stock at $10 per share pursuant to our registration statement on Form S-11 (No. 333-106838) filed with the United States Securities and Exchange Commission (the “SEC”). We also registered up to 50,000,000 shares issuable pursuant to our Distribution Reinvestment and Stock Purchase Plan (the “Plan”). These shares were offered on a “best efforts” basis through a subsidiary of the advisor, Carey Financial, LLC (“Carey Financial”), and other selected dealers. We suspended sales activities with respect to our initial public offering in December 2004 and formally terminated the offering in March 2005 by filing an amendment to the registration statement to deregister shares of our common stock that remained unissued as of March 8, 2005, excluding shares issuable under the Plan. Prior to terminating the offering we sold 55,332,415 shares.
In September 2004, we filed a registration statement on Form S-11 (No. 333-119265) with the SEC for a second “best efforts” public offering of up to 120,000,000 shares of our common stock at $10 per share, including 40,000,000 shares of our common stock issuable under the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan (the “2003 Plan”). In August 2005, we amended this registration statement to reduce the number of shares being registered to 95,000,000 shares of our common stock, comprised of 55,000,000 shares of common stock issuable under our second public offering and 40,000,000 shares of common stock issuable under the 2003 Plan. The SEC declared this registration statement effective in February 2006. We began fundraising in March 2006 and completed our second public offering in December 2006, having sold 54,999,466 shares. In February 2007, we terminated our second public offering by filing an amendment to the registration statement to deregister the shares of our common stock that remained unissued, excluding shares issuable under the 2003 Plan. Through December 31, 2006 we have sold 3,454,629 shares of common stock through the Plan and the 2003 Plan.
CPA®:16 – Global 2006 10-K — 2

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2006 we had no employees. The advisor employs 122 individuals who are available to perform services for us.
Significant Developments During 2006:
Fundraising Activity — As described above, in December 2006 we concluded our second public offering, having issued 54,999,466 shares and raised $549,879. During 2006, we completed the investment of funds raised in our initial public offering and commenced investment of the funds raised in the second public offering.
Investment Activity — During 2006, we entered into 24 investments at a total cost of $567,980. We completed 14 domestic investments and five international investments located in France, Germany and Malaysia at a total cost of $426,024, inclusive of minority interest, and entered into three domestic build-to-suit projects for total estimated construction costs of $88,616. We also acquired interests in two ventures, located in the United States and Poland, for a total cost of $53,340, which are accounted for under the equity method of accounting. In connection with our investment activity, during 2006 we obtained limited recourse mortgage financing totaling $317,096 with a weighted average fixed annual interest rate and term of approximately 5.76% and 12.1 years, respectively. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Tenant Activity — In June 2006, our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively, “Clean Earth,”), which filed for Chapter 11 bankruptcy protection in January 2006, notified us that they would not affirm their lease. In July 2006, EZ Pack Holdings, LLC, EZ Pack Manufacturing LLC, and EZ Pack Parts, LLC (collectively, “EZ Pack”) purchased the assets of Clean Earth and entered into a new long-term lease with us that provides for initial annual rent of $737, consistent with revenue generated under the Clean Earth leases. Foss Manufacturing Company, Inc., which filed for bankruptcy protection in September 2005, affirmed its lease in 2006. The Foss lease accounted for annual rent of $3,212 in 2006.
SEC Investigation — WPC and Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the SEC into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect WPC and the CPA® REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
Directors — In August 2006, Richard J. Pinola was appointed to the board of directors and serves as an independent director and chairman of the audit committee of the board of directors.
Sarbanes-Oxley — We did not perform compliance testing in accordance with the Sarbanes-Oxley Act for 2006 as, pursuant to clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer, we will be required to perform compliance testing in 2007.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2006.
(b) Financial Information About Segments
We operate in one segment, real estate operations with domestic and foreign operations. Refer to Segment Information in the accompanying consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties which are upon acquisition improved or developed or which will be developed within a reasonable time after acquisition.
Our objectives are to:
–	own a diversified portfolio of triple-net leased real estate and other real estate related investments;

–	make income-producing investments that provide a stable cash flow available for distribution to our shareholders; and

–	increase our equity in our real estate by making regular mortgage principal payments.
CPA®:16 – Global 2006 10-K — 3

We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our Portfolio
As of December 31, 2006, our portfolio consisted of 291 properties leased to 55 tenants and totaled approximately 17.5 million square feet (on a pro rata basis), with a 100% occupancy rate. Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate(2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
East	$29,366	39.24%	$2,017	6.51%
South	12,166	16.26	4,105	13.24
Midwest	11,666	15.59	1,243	4.01
West	5,343	7.14	2,049	6.61

Total U.S.	58,541	78.23	9,414	30.37

International
Europe	11,155	14.90	21,584	69.63
Asia	3,240	4.33	—	—
Canada	1,560	2.08	—	—
Mexico	347	0.46	—	—

Total Non-U.S	16,302	21.77	21,584	69.63

Total	$74,843	100.00%	$30,998	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Industrial	$36,696	49.03%	$1,477	4.76%
Office	20,848	27.86	13,851	44.68
Warehouse/Distribution	9,206	12.30	38	0.12
Retail	7,371	9.85	6,850	22.10
Other Properties	722	0.96	8,782	28.34

Total	$74,843	100.00%	$30,998	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
CPA®:16 – Global 2006 10-K — 4

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Automotive	$12,404	16.57%	$—	—%
Telecommunications	9,091	12.15	—	—
Consumer and Non-Durable Goods	7,846	10.48	—	—
Electronics	6,341	8.47	3,022	9.75
Transportation — Cargo	5,933	7.93	—	—
Chemicals, Plastics, Rubber, and Glass	5,850	7.82	—	—
Retail Stores	5,053	6.75	6,890	22.23
Construction and Building	3,803	5.08	—	—
Grocery	3,450	4.61	—	—
Textiles, Leather, and Apparel	3,195	4.27	—	—
Mining, Metals, and Primary Metal Industries	2,999	4.01	632	2.04
Media: Printing and Publishing	2,428	3.24	—	—
Consumer Services	2,121	2.83	—	—
Insurance	1,228	1.64	3,195	10.31
Aerospace and Defense	585	0.78	3,973	12.82
Self-Storage / Trucking	—	—	5,708	18.41
Federal, State and Local Government	—	—	3,576	11.54
Transportation — Personal	—	—	3,074	9.91
Other (4)	2,516	3.37	928	2.99

Total	$74,843	100.00%	$30,998	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	Based on the Moody’s classification system and information provided by the tenant.

(4)	Includes revenue from tenants in the consumer and durable goods, food and beverage, health care, machinery and business services industries.
CPA®:16 – Global 2006 10-K — 5

Lease Expirations
As of December 31, 2006, lease expirations at our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2009(3)	$1,196	1.60%	$—	—%
2010	67	0.09	2,027	6.54
2011	—	—	1,946	6.28
2012 - 2013	—	—	—	—
2014	—	—	3,074	9.92
2015	—	—	3,195	10.31
2016	1,485	1.98	3,023	9.75
2017 - 2018	—	—	—	—
2019	1,606	2.15	3,576	11.54
2020	6,587	8.80	—	—
2021	6,122	8.18	928	2.99
2022	3,616	4.83	—	—
2023	9,091	12.15	—	—
2024	9,853	13.16	9,209	29.71
2025	9,110	12.17	—	—
2026	13,689	18.29	631	2.04
Thereafter	12,421	16.60	3,389	10.92

Total	$74,843	100.00%	$30,998	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	There are no lease expirations until 2009.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering, which terminated in March 2005. During 2006, we completed the investment of substantially all of the net proceeds of our initial public offering and commenced investment of the proceeds for our second public offering. We may provide liquidity for our shareholders through a liquidity transaction, which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which
CPA®:16 – Global 2006 10-K — 6

the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a limited recourse basis. We generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We currently estimate that we borrow, on average, approximately 60% of the purchase price of our domestic properties and approximately 75% of the purchase price of our foreign properties; however, there is no limitation on the amount we may borrow against any single property or with respect to properties in particular geographic locations. Aggregate borrowings on our portfolio as a whole may not exceed, on average, 75% of the purchase price of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess.
As of December 31, 2006, all of our mortgages are limited recourse, currently bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. We have several mortgages that currently bear interest at fixed rates but may be reset to then prevailing market fixed rates in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest because we are in a rising interest rate environment. A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, helps us to limit our exposure of all of our assets to any one debt obligation. However, lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
Investment Opportunities
In addition to opportunities in the domestic real estate market, including the net lease market, we believe that international real estate markets also provide investors with an opportunity to diversify their portfolio with investments that may provide returns that are less correlated to the returns of the equity, bond or real estate markets of the United States. Although we are primarily focusing our international investments on properties in the European Union, we have made investments in Asia, Canada and Mexico and plan to evaluate potential investments on a case-by-case basis. We have no predetermined limitations or targets for geographical location.
The commercial real estate markets of certain countries within the European Union or other countries or geographic locations where we may invest in properties may have different characteristics than those described above. We will evaluate each transaction on a case-by-case basis and will, as a part of this evaluation, examine current characteristics and market conditions.
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our property acquisitions are through long-term net leased assets, many of which are through long-term sale-leaseback transactions, in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
CPA®:16 – Global 2006 10-K — 7

Our sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the credit worthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor also generally conducts, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in its leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
CPA®:16 – Global 2006 10-K — 8

Other Equity Enhancements — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Frank Hoenemeyer — Former chairman and chief investment officer, Prudential Insurance Company of America.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and the advisor’s former chief investment officer.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and vice chairman of the supervisory board of Allgemeine Hypothekenbank Rheinboden AG. Chairman of the board of management of this bank from December 2005 to October 2006. Previously served as chairman of the board of management of Eurohypo AG and was a member of the board of managing directors of Rheinhyp Rheinische Hypothekenbank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
We currently operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2006, Telcordia Technologies, Inc. represented 14% of our total lease revenues.
Competition
In raising funds for investment, we face competition from other funds with similar investment objectives that seek to raise funds from investors through publicly registered, non-traded funds, publicly-traded funds, or private funds such as hedge funds. This competition, as well as any change in the attractiveness to investors of an investment in the type of property principally held by us, relative to other types of investments, could adversely affect our ability to raise funds for future investments.
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
Environmental Matters
Our properties generally are currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third
CPA®:16 – Global 2006 10-K — 9

parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities, and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties. The contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
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
Transactions with Affiliates
We may acquire assets from our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings.
Types of Investments
Substantially all of our investments to date have been and will continue to be income-producing properties which are upon acquisition improved or developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. Investments will not be restricted as to geographical areas.
Investments in Loans — Some of the loans made, purchased or otherwise acquired by us, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property securing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that the participations may take other forms where available or deemed appropriate. The forms and extent of the participations we receive will vary with each transaction depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on our loans and the anticipated and actual cash flow from the underlying real property. Our loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. Loans are not currently expected to comprise a significant portion of our portfolio. We will not make or invest in loans that are subordinate to any mortgage or equity interest of the advisor, our directors or our affiliates.
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
CPA®:16 – Global 2006 10-K — 10

against which we lend may or may not be valued by an appraisal. In the event of a default, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our rights in bankruptcy will be different for these loans than typical net lease transactions.
To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans, or equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset,” for purposes of the 75% REIT asset test. In addition, in general, under the REIT rules our investment in each loan, to the extent it is not secured by real estate, cannot exceed 10% of the value of the issuer, and in the aggregate cannot exceed 25% of our total assets. Also, income from that portion of such a loan will not qualify under the 75% REIT income test. Investments in corporate loans are not expected to represent a material portion of our portfolio.
Ventures with Affiliates and Others — We have and may continue to enter into ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a venture to make an investment that we would not be permitted to make on our own.
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
Pending investment of available capital, cash obtained from a public offering of our securities or dispositions of assets will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. We had no auction-rate securities in 2006. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including attempting to monitor the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act of 1940.
Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.
CPA®:16 – Global 2006 10-K — 11

(d) Financial Information About Geographic Areas
Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information pertaining to our segment and geographic operations.
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa16global.com, as soon as reasonably practicable after they are filed with or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report.
Item 1A. Risk Factors.
Our future results may be affected by risks and uncertainties including the following:
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
We are subject to all of the general risks associated with the ownership of real estate. In particular, while the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
–	adverse changes in general or local economic conditions,

–	changes in the supply of or demand for similar or competing properties,

–	changes in interest rates and operating expenses,

–	competition for tenants,

–	changes in market rental rates,

–	inability to lease properties upon termination of existing leases,

–	renewal of leases at lower rental rates,

–	inability to collect rents from tenants due to financial hardship, including bankruptcy,

–	changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

–	uninsured property liability, property damage or casualty losses,

–	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

–	acts of God and other factors beyond the control of our management.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the United States. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States, including:
–	political and economic instability in some geographical locations;

–	lack of uniform accounting standards, including availability of information in accordance with accounting principles generally accepted in the United States of America;

–	enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove profits earned from activities within the country to the United States;

–	currency transfer restrictions;

–	expropriation;

–	the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws; and

–	potential imposition of adverse or confiscatory taxes.
Each of these risks might adversely affect our performance. In addition, the lack of available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from
CPA®:16 – Global 2006 10-K — 12

tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. These risks may be greater in emerging markets and less developed countries.
International loans in many instances contain a covenant that allows the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below specified percentages relating to its value at the time the loan is made. These covenants may allow a default to be declared, and the lender to foreclose on the property, even if we are current in our payments. If this were to occur, we may be able to cure the default by making additional principal payments in order to reduce the loan-to-value ratio, resulting in larger cash expenditures and more rapid loan amortization than originally provided for.
Our investments in properties outside of the United States subject us to foreign currency risks which may adversely affect distributions.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the British pound sterling and the Euro. We are also currently exposed to the Swedish krona, Canadian dollar, Thai baht, Malaysian ringgit and Polish zloty. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our qualification as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our qualification as a REIT.
The advisor and Carey Financial are the subjects of an ongoing SEC investigation, the effects of which could be materially adverse to them and, possibly, us.
The advisor has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of the advisor and Carey Financial involving other REITs managed by the advisor. The advisor has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the advisor has publicly reported that the SEC may pursue an action against it or Carey Financial or both in the future which could have a material adverse effect on the advisor or Carey Financial or both. If an action is brought, it could have a material adverse effect on the advisor and its affiliates and Carey Financial. Any action brought against the advisor or Carey Financial could also have a material adverse effect on us because of our dependence on the advisor and Carey Financial for a broad range of services.
The offering price for shares of our common stock was determined by our board of directors.
The offering price for shares of our common stock was determined by our board of directors in the exercise of its business judgment. This price may not be indicative of the price at which shares would trade if they were listed on an exchange or actively traded by brokers nor of the proceeds that a shareholder would receive if we were liquidated or dissolved nor of the value of our portfolio at the time you purchase shares.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs. This is particularly true as the advisor has limited experience managing a REIT whose focus is on making a significant percentage of its investments outside of the United States. The experience of the advisor consists mainly of making international investments on our behalf with the proceeds from our public offerings and making investments on behalf of the other CPA® REITs it manages. The advisor’s lack of international investing experience could result in increased investment expenses or lower quality investments than anticipated, and therefore could adversely affect our revenues and distributions to our shareholders.
CPA®:16 – Global 2006 10-K — 13

The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our real estate investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
–	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

–	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for property acquisitions may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

–	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

–	the advisor may recommend that we declare distributions at a particular rate because the advisor will begin collecting subordinated fees once the six percent preferred return has been met; and

–	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property.
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our contract with the advisor. Each member of our board of directors, including our chairman, is a director of the advisor or one or more of its affiliates. Our independent directors are selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor and its affiliates. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
We were incorporated in June 2003 and have a limited operating history.
We were incorporated in June 2003 and have a limited investment history. You should not rely upon the past performance of other real estate investment programs of the advisor or its affiliates. Such past performance may not predict our future results. In addition, we have not yet identified all of the properties to be purchased with the proceeds of our offerings and our distribution reinvestment plan; therefore, there could be a substantial delay between the time you invest in shares and the time all the proceeds are invested by us. Delays in investing our capital could also arise from the fact that the advisor is simultaneously seeking to locate suitable investments for the other CPA® REITs they manage. Delays in our ability to make investments could adversely affect our ability to pay distributions to our shareholders and adversely affect your total return.
We face competition for the acquisition of properties.
We face competition for the acquisition of commercial properties in general, and properties net leased to major corporations, in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
In addition, the advisor and the other CPA® REITs have investment policies and return objectives that are similar to ours. Therefore, the advisor and its affiliates, including other CPA® REITs (both existing and those that may be formed in the future), may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have no noncompetition agreement with the advisor and its affiliates and there are no restrictions on the advisor’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future.
CPA®:16 – Global 2006 10-K — 14

The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent.
In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the noncancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on the tenant’s balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes to the tenant’s financial statements. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
We expect that most of our properties will be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. For the year ended December 31, 2006, Telcordia Technologies, Inc. represented 14% of our total lease revenues.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment. We currently have investments leased to five tenants in automotive related industries (manufacturing, parts, services, etc.) which accounted for lease revenues of $6,665 and have an aggregate carrying value of $150,235 as of December 31, 2006. Annualized contractual minimum base rent as of the fourth quarter of 2006 for these tenants is approximately $12,400. None of these tenants has filed for bankruptcy protection as of December 31, 2006; however, if conditions in this industry weaken, it is possible that
CPA®:16 – Global 2006 10-K — 15

some or all of our automotive industry tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations. Despite these conditions, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities. We acquired investments leased to two of these automotive tenants during the fourth quarter of 2006.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
–	the loss of lease or interest payments;

–	an increase in the costs incurred to carry the property;

–	a reduction in the value of our shares; and

–	a decrease in distributions to shareholders.
In June 2006, our tenants, Clean Earth Kentucky, LLC and Clean Earth Environmental Group LLC (collectively, “Clean Earth,”), which filed for Chapter 11 bankruptcy protection in January 2006, notified us that they would not affirm their lease. In July 2006, EZ Pack Holdings, LLC, EZ Pack Manufacturing LLC, and EZ Pack Parts, LLC (collectively, “EZ Pack”) purchased the assets of Clean Earth and entered into a new long-term lease with us that provides for initial annual rent of $737, consistent with revenue generated under the Clean Earth leases. Foss Manufacturing Company, Inc., which filed for bankruptcy protection in September 2005, affirmed its lease in 2006. The Foss lease accounted for annual rent of $3,212 in 2006.
Other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
A significant number of our leases include provisions under which the tenant has a right to purchase the property it leases. The purchase price may be a fixed price or it may be based on a formula or it may be based on market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
We may suffer uninsured losses.
There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.
Potential liability for environmental matters could adversely affect our financial condition.
We have and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
CPA®:16 – Global 2006 10-K — 16

–	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

–	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

–	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
Our use of debt to finance investments could adversely affect our cash flow.
Most of our investments are made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. There is no limitation on the amount which we can borrow on a single property. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced. In addition, as described above in Risk Factors – “International investments involve additional risks”, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability to refinance the obligation when due, invest additional equity in the property or to sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. We owe $3,450 on a note payable that matures in June 2008. Our next balloon payment is in 2011 totaling $21,898, which represents our portion of a balloon payment on an equity investment.
Our participation in ventures with others creates additional risk.
We participate in ventures and invest in properties with other entities. To date, all of our venture partners have been affiliated CPA® REITs; however, we may have unaffiliated venture partners in the future. There are additional risks involved in venture transactions. These risks include the potential of our venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of our tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
We may incur costs to finish build-to-suit properties.
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for cost overruns, failing to meet an agreed-upon delivery schedule and cost overruns that cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks which means that we may have to advance funds to cover cost overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor
CPA®:16 – Global 2006 10-K — 17

financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
The termination or replacement of the advisor could trigger a default or repayment event under our mortgage loans for some of our properties.
Lenders for certain of our properties, particularly in Europe, may request provisions in the mortgage loan documentation that would make the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our properties, our revenues and distributions to our shareholders may be adversely affected. Additionally, lenders for our international mortgage loan transactions typically include provisions that can cause a loan default and over which we have no control. These provisions include a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. If real estate values decline or a tenant defaults the lender would have the right to foreclose on its security and we could lose our investment in the property and our revenues and distributions to our shareholders may be adversely affected.
Loans collateralized by non-real estate assets create additional risk and may adversely affect our REIT qualification.
We may in the future invest in secured corporate loans, which are loans collateralized by real property, personal property connected to real property (i.e., fixtures) and/or personal property, on which another lender may hold a first priority lien. If a default occurs, the value of the collateral may not be sufficient to repay all of the lenders that have an interest in the collateral. Our right in bankruptcy will be different for these loans than typical net lease transactions. To the extent that loans are collateralized by personal property only, or to the extent the value of the real estate collateral is less than the aggregate amount of our loans and equal or higher-priority loans secured by the real estate collateral, that portion of the loan will not be considered a “real estate asset,” for purposes of the 75% REIT asset test. Also, income from that portion of such a loan will not qualify under the 75% REIT income test for REIT qualification.
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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
–	limitations on capital structure;

–	restrictions on specified investments;

–	prohibitions on transactions with affiliates; and

–	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate- related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate, and these investments must be made within a year after our offering ends. If we are unable to invest a significant portion of the proceeds of our offering in properties within one year of the termination of our offering, we may be able to avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns. This would reduce the cash available for distribution to shareholders and possibly lower your returns.
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
The returns on our investment in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year
CPA®:16 – Global 2006 10-K — 18

we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with accounting principles generally accepted in the United States of America. We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
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
The Internal Revenue Service, or IRS, may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs. In addition, the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
–	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

–	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

–	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder or by an affiliate or associate of the interested shareholder. These
CPA®:16 – Global 2006 10-K — 19

requirements could have the effect of inhibiting a change in control even if a change in control was in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder. In addition, a person is not an interested shareholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance at or after the time of approval, with any terms and conditions determined by the board.
Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore if we issue additional shares of common stock, including issuing additional shares through our distribution reinvestment plan or issuing shares to the advisor for payment of fees in lieu of cash, then existing shareholders will experience dilution of their percentage ownership in us.
In addition, our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any of our stock. Thus, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate your rights or have the effect of delaying, deferring or preventing a change in control (including a merger, tender offer or sale of our assets) that might provide a premium price for our shareholders.
There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
Our net asset value will be based on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in us, you should consider:
–	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

–	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

–	your need to value the assets of the benefit plan annually.
We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, based on our articles of incorporation and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with the advisor and its affiliates could be considered “prohibited transactions” which could cause us, the advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and
CPA®:16 – Global 2006 10-K — 20

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III — Real Estate and Accumulated Depreciation of Item 8 for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2006, we were not involved in any material litigation.
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
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these
CPA®:16 – Global 2006 10-K — 21

payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries or proceedings will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
CPA®:16 – Global 2006 10-K — 22

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 16, 2007, there were 36,621 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:
Cash Distributions Declared Per Share:

	2006	2005
First quarter	$0.1575	$0.1250
Second quarter	0.1588	0.1450
Third quarter	0.1601	0.1500
Fourth quarter	0.1609	0.1563

Total:	$0.6373	$0.5763

Unregistered Sales of Equity Securities
For the three months ended December 31, 2006, 150,306 shares of common stock were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of publicly	shares that may yet be
	Total number of	Average price	announced	purchased under the
2006 Period	shares purchased(1)	paid per share	plans or programs (1)	plans or programs (1)
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	151,511	9.30	N/A	N/A

Total	151,511

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
CPA®:16 – Global 2006 10-K — 23

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years ended December 31,
	2006	2005	2004	2003(1)
Operating Data:
Revenues	$67,684	$42,230	$5,776	$—
Net income (loss)	30,105	16,284	5,124	(42)
Earnings (loss) per share	0.40	0.29	0.21	(2.08)
Cash distributions paid	(41,227)	(28,939)	(5,918)	—
Cash distributions declared per share	0.6373	0.5763	0.4569	—
Payment of mortgage principal (2)	(6,397)	(2,821)	(344)	—

Balance Sheet Data:
Total assets	$1,775,640	$929,649	$585,512	$1,230
Long-term obligations (3)	662,762	376,078	105,226	—

(1)	For the period from inception (June 5, 2003) through December 31, 2003.

(2)	Represents scheduled mortgage principal paid.

(3)	Represents limited recourse mortgage notes payable, a note payable and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple-net lease basis. We were formed in June 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
In December 2003, we commenced our initial public offering of up to 110,000,000 shares of our common stock at $10 per share pursuant to our registration statement filed with the United States Securities and Exchange Commission (the “SEC”). We also registered up to 50,000,000 shares issuable pursuant to our Distribution Reinvestment and Stock Purchase Plan (the “Plan”). We suspended sales activities with respect to this offering in December 2004 and formally terminated the offering in March 2005, excluding shares issuable under the Plan. Prior to terminating the offering we sold 55,332,415 shares.
In September 2004, we filed a registration statement with the SEC for a second public offering of up to 120,000,000 shares of our common stock at $10 per share, including 40,000,000 shares of common stock issuable under the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan (the “2003 Plan”). In August 2005, we amended this registration statement to reduce the number of shares being registered to 95,000,000 shares of our common stock, comprised of 55,000,000 shares of common stock issuable under our second public offering and 40,000,000 shares of common stock issuable under the 2003 Plan. The SEC declared this registration statement effective in February 2006. We began fundraising in March 2006 and completed our second offering in December 2006, having sold 54,999,466 shares. In February 2007, we terminated our second offering, excluding shares issuable under the 2003 Plan. Through December 31, 2006 we have sold 3,454,629 shares of common stock through the Plan and the 2003 Plan.
CPA®:16 – Global 2006 10-K — 24

Current Developments and Trends
Significant business developments that occurred during 2006 are detailed in Item 1 — Significant Developments During 2006.
Current trends include:
During 2006 we continued to see increased competition for net leased properties as capital continued to flow into real estate, in general, and net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple-net leased real estate, thus creating increased capital flows and a more competitive investment environment. We expect these trends to continue in 2007 but currently believe that several factors may provide us with continued investment opportunities in 2007, both domestically and internationally. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. Investment activity during the past three years is summarized as follows:

	2006	2005	2004
Total investments(a)	$567,980	$609,778	$398,330
Number of investments	24	25	12
Average investment size	$23,666	$24,391	$33,194
Percentage of international investments	36%	36%	36%

(a)	Inclusive of minority interest or reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign exchange rate at the date of acquisition, as applicable.
Our investment activity in 2006 was relatively consistent with 2005 in terms of deal size and volume of deals. International investments have comprised a large portion of our investment activity during the past three years and we currently believe that this trend will continue, although the percentage of international investments in any given period may vary in the future.
We have a significant concentration of our investments in the automotive industry (approximately 17% of annualized contractual lease revenue for 2006, which represents the largest concentration by tenant industry in our portfolio). Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment. Our automotive related investments are currently comprised of investments leased to five tenants that accounted for lease revenues of $6,665 in 2006 and have an aggregate carrying value of $150,235 as of December 31, 2006. Annualized contractual lease revenue for these tenants is approximately $12,400. None of these tenants has filed for bankruptcy protection as of December 31, 2006 (see Item 1A — Risk Factors). Despite these conditions, we continue to evaluate opportunities in these industries as we believe there still may be attractive investment opportunities due to the out-of-favor nature of this industry.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the British pound sterling and the Euro, which account for approximately 8% and 6% of annualized contractual lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2006, the average rate for the U.S. dollar in relation to both the British pound sterling and the Euro was moderately weaker than 2005, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current year as compared to 2005.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
CPA®:16 – Global 2006 10-K — 25

Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple-net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
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
Our operations consist primarily of the investment in and the leasing of commercial real estate. We acquired our first investment in 2004. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Rental income	$49,032	$29,416	$2,901
Interest income from direct financing leases	15,095	9,689	2,769

	$64,127	$39,105	$5,670

CPA®:16 – Global 2006 10-K — 26

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2006	2005	2004
Telcordia Technologies, Inc. (a)	$8,967	$7,029	$—
The Talaria Company (Hinckley) (a) (b)	5,025	3,285	—
Huntsman International, LLC (a)	4,032	1,303	—
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (a) (c)	3,834	2,162	—
Ply Gem Industries, Inc. (c) (d)	3,580	3,447	1,154
Finisar Corporation (a)	3,276	3,018	—
Foss Manufacturing Company, Inc. (d) (e)	3,212	3,196	1,598
Polestar Petty Ltd. (c) (d)	2,712	2,652	1,661
LFD Manufacturing Limited, IDS Logistics (Thailand) Limited and IDS Manufacturing SDN BHD (c) (g)	2,615	1,719	—
Kings Super Markets Inc. (f)	2,313	—	—
Edgen Murray Europe Limited (f/k/a Murray International Metals, Limited) (a) (c)	2,109	82	—
Bob’s Discount Furniture, LLC (g)	1,786	359	—
HMS Healthcare, Inc. (a)	1,705	1,776	—
Plantagen Finland Oy and Plantagen Sverige AB (c) (d)	1,676	1,674	30
Xpedite Systems, Inc. (d)	1,593	1,593	467
Precise Technology Group, Inc. (a)	1,448	1,383	—
Castle Rock Industries, Inc. (d)	1,376	1,330	760
Dick’s Sporting Goods, Inc. (a) (b)	1,349	113	—
Hilite Germany GmbH & Co. KG (c) (f)	1,243	—	—
Utex Industries, Inc. (f)	1,031	—	—
Career Education Corp. (a)	1,016	465	—
Other (a) (b) (c) (f)	8,229	2,519	—

	$64,127	$39,105	$5,670

(a)	We acquired or placed into service our interest in this investment during 2005.

(b)	Includes lease revenues applicable to minority interests totaling $3,031 and $1,098 in 2006 and 2005, respectively.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired or placed into service our interest in this investment during 2004.

(e)	In May 2006, Foss Manufacturing Company, LLC assumed the lease of Foss Manufacturing Company, Inc., which had been operating under bankruptcy protection since September 2005.

(f)	We acquired or placed into service our interest in this investment during 2006.

(g)	We acquired or placed into service our initial investment in 2005 and acquired or placed into service an additional investment in 2006.
CPA®:16 – Global 2006 10-K — 27

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	2006	2005	2004
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$8,782	$8,782	$5,907
Thales S.A. (a) (c)	3,924	3,876	1,588
Hellweg Die Profi-Baumarkte Gmbh & Co. KG (b) (c)	3,164	1,628	—
Police Prefecture, French Government (b) (c)	3,123	1,397	—
Pohjola Non-life Insurance Company (b) (c)	3,059	2,984	—
TietoEnator Plc (a) (c)	2,852	2,792	1,352
OBI A.G. (c) (d)	2,639	—	—
Actuant Corporation (a) (c)	769	739	718

	$28,312	$22,198	$9,565

(a)	We acquired or placed into service our interest in this investment during 2004.

(b)	We acquired or placed into service our interest in this investment during 2005.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired or placed into service our interest in this investment during 2006.
Results of Operations
We commenced real estate operations in 2004. The results of operations presented below are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially as we invest the proceeds of our second public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
Lease Revenues
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $25,022 primarily as a result of investment activity in 2006 and 2005. Lease revenues benefited by $17,134 from the full-year impact of investments acquired or placed into service during 2005, while investments acquired during 2006 contributed $7,807 of the increase.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, lease revenues increased by $33,435 primarily as a result of investment activity in 2005 and 2004. Rent from several investments completed during 2005 contributed $23,908 of this increase while the full year impact of several investments completed in 2004 contributed $8,222 of the increase. We also completed a build-to-suit project in September 2005 that contributed $1,303 of the increase.
Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, tenant defaults, lease expirations and sales of properties. In addition, we have acquired several international investments and expect that these investments will continue to make up a significant portion of our investment activity. We expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
Other Income
Other income generally consists of interest income on mortgages receivable, costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, other income increased $432, primarily due to bankruptcy proceeds received from Clean Earth totaling $261 and an increase in reimbursable tenant costs of $234. In addition, Bluelinx prepaid their mortgage note receivable in June 2006. The prepayment penalty of $300 that we received in connection with their prepayment was offset by a $447 reduction in interest income on mortgages receivable in 2006 due to this prepayment.
CPA®:16 – Global 2006 10-K — 28

2005 vs. 2004 — For the years ended December 31, 2005 and 2004, other income increased $3,019, primarily due to an increase of $2,452 in interest income on mortgages receivable as a result of investments made in two mortgage loans in December 2004 and January 2005 totaling $33,040. Other income also increased due to an increase in reimbursable tenant costs.
Depreciation and Amortization
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, depreciation and amortization increased $5,724 as a result of depreciation and amortization incurred on investments completed or placed into service during 2006 and the full year impact of investments completed or placed into service in 2005.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization increased $6,861 as a result of depreciation and amortization incurred on investments completed in 2005 and the full year impact of investments completed in 2004.
Property Expenses
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, property expenses increased by $3,827, primarily due to an increase in asset management and performance fees paid to the advisor of $3,658 as a result of the increase in our asset base due to investment activity in 2006 and 2005. Property expenses also increased due to an increase in reimbursable tenant costs and an increase in legal expenses related to the Clean Earth bankruptcy. These increases were partially offset by a decrease in uncollected rent expense as a result of Foss’ emergence from bankruptcy in May 2006 and the assumption of the Clean Earth lease by EZ-Pack in July 2006.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, property expenses increased by $6,882 primarily due to an increase in asset management and performance fees of $5,758, an increase in reimbursable tenant costs of $544, an increase in uncollected rent expense of $337 and increases in carrying costs on certain properties.
General and Administrative
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, general and administrative expenses increased $1,854, due primarily to an increase in our share of expenses allocated by the advisor, including our share of rental expenses under an office-sharing agreement, totaling $847; an increase in professional fees of $423 and an increase in investor related costs, including printing and proxy solicitation costs totaling $257. The increase in expenses allocated by the advisor resulted from the increase in our asset base due to investment activity in 2006 and 2005, while the increase in rent expenses was due to the overall increase in our revenue, as rent is allocated under the office-sharing agreement based on revenue. The increases in other general and administrative expenses reflect the growth in our asset base following investment activity during 2006 and 2005 and the expansion of our shareholder base as a result of our second public offering.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased by $2,276 primarily due to increases in our share of expenses allocated by the advisor and in our share of rental expenses under an office-sharing agreement totaling $722, an increase in professional fees of $513, an increase in state and local income taxes of $464 and an increase in investor related costs, including printing and proxy solicitation costs totaling $266. Increases in other general and administrative expenses in 2005 reflected the increase in our asset base as a result of investment activity in 2005 and 2004 and an increase in our shareholder base.
Impairment Charge
2005 — We recognized an impairment charge in the fourth quarter of 2005 of $302 to reflect an other than temporary decline in the value of warrants we held in Clean Earth. Clean Earth filed for Chapter 11 bankruptcy in January 2006.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, income from equity investments in real estate increased by $1,778, primarily due to the full year impact of two equity investments completed during 2005 and to a lesser extent, from two equity investments entered into during 2006.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments increased by $3,002 primarily due to investment activity in 2005 and 2004. The full year impact of four equity investments completed in 2004 contributed $1,913 of the increase while income from three equity investments completed in 2005 contributed $1,089 of the increase.
CPA®:16 – Global 2006 10-K — 29

Other Interest Income
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, other interest income increased by $6,832, primarily due to an increase in our average cash balances as a result of proceeds received from our second public offering and an increase in interest rates. As we invest the proceeds of our second public offering, we expect other interest income to decrease.
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
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, minority interest in income increased $1,223, primarily due to the full year impact of our acquisition of controlling interests in two investments during 2005. Two investments completed in the fourth quarter of 2006 in which minority partners have non-controlling interests did not have a material impact on minority interest in income during 2006.
2005 vs. 2004 — Minority interest in income of $642 during 2005 reflects our acquisition of controlling interests in two investments during the second and fourth quarters of 2005.
Gain (Loss) on Foreign Currency Transactions and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We may also recognize other gains and losses in the ordinary course of business.
2006 vs. 2005 — For the year ended December 31, 2006, we recognized a net gain on foreign currency transactions and other, net of $407 as compared with a net loss of $1,652 during 2005. Realized and unrealized gains on foreign currency transactions during 2006 totaled $572 resulting from the weakening of the U.S. dollar since December 31, 2005. We also recognized a loss of $165 in connection with Bluelinx’s prepayment of their mortgage receivable during 2006.
2005 vs. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions and other, net of $1,652 as compared with a net gain of $18 during 2004. The loss is primarily due to the strengthening of the U.S. dollar during 2005, which contributed to losses incurred on deposits held for new investments and the repayment of scheduled principal installments on intercompany subordinated debt or accrued interest on such debt.
Interest Expense
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, interest expense increased by $9,976. This increase is primarily due to the impact of limited recourse mortgage loans obtained on investments acquired or placed into service during 2006 and 2005, which resulted in higher average outstanding balances. During 2006, we obtained mortgage financing totaling $267,606 on our investments and build-to-suit projects with a weighted average interest rate and term of 5.85% and 12.4 years, respectively.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, interest expense increased by $13,165 primarily due to limited recourse mortgage loans obtained on investments in 2005 and the full year impact of mortgage loans placed on investments completed in 2004. During 2005, we obtained mortgage financing totaling $269,801 on completed investments and build-to-suit projects with a weighted average interest rate and term of 5.82% and 14.5 years, respectively.
Net Income
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, net income increased $13,821, primarily due to the results of operations from our recent investments entered into during 2006 and 2005 and an increase in interest income generated by funds raised in our second public offering. Our investment activity in 2006 and 2005 resulted in increases in lease revenue and income from equity investments in real estate, which were partially offset by increases in interest expense, depreciation and amortization, property expenses and general and administrative expenses as described above.
CPA®:16 – Global 2006 10-K — 30

2005 vs. 2004 — For the years ended December 31, 2005 and 2004, net income increased $11,160, primarily due to income generated from investments completed in 2005 and the full year impact of investments completed in 2004. Income generated from our investment portfolio was partially offset by foreign exchange losses. These variances are described above.
Financial Condition
Uses of Cash During the Year
Cash and cash equivalents totaled $464,223 as of December 31, 2006, which represents an increase of $308,849 since December 31, 2005. We completed our second offering of common stock in December 2006 and believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our sources and use of cash during 2006 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During 2006, cash flows from operations of $52,255 were sufficient to fund distributions to shareholders of $41,227, meet scheduled mortgage principal installments of $6,397 and distribute $1,672 to minority interest partners. For 2006, the advisor elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $5,360 through the issuance of common stock rather than in cash. Performance fees have not been paid as we have not yet achieved the performance criterion (see Cash Requirements below). For 2007, the advisor has elected to continue to receive asset management and performance fees in restricted common stock.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. During 2006, we used $485,948 to enter into 19 investments and to fund construction costs at six build-to-suit projects, three of which we entered into during 2006, and contributed $12,697 to ventures in connection with the purchase of two equity investments in real estate. We also placed $28,786 into escrow for investments in real estate and the completion of construction at various build-to-suit projects. During 2006, $22,504 was released from these escrows for an investment that we entered into in July 2006 and $4,802 was released to fund construction costs at existing build-to-suit projects. In June 2006, we received $20,000 from the early prepayment of the Bluelinx’s mortgage receivable. Our 2006 investment activity was funded through the use of existing cash balances, proceeds from our public offerings and proceeds from limited recourse mortgage financing.
Financing Activities
During 2006, we obtained $509,617 from the issuance of stock, net of costs, primarily from our second public offering, which concluded in December 2006. We also obtained $267,606 in mortgage financing to fund investment activity, of which $9,399 was retained by a lender and was released to us in January 2007, and $3,450 from a note payable to fund the payment of value added taxes in connection with an investment in France. We received contributions totaling $14,061 from our minority partner in connection with two investments entered into in December 2006. In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we used $5,126 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations.
All of our mortgage obligations either currently bear interest at fixed rates or currently bear interest at fixed rates but may be reset to then prevailing market fixed rates in the future, pursuant to the terms of the mortgage contracts. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are low by historical standards. However, financing on future acquisitions will likely bear higher rates of interest.
CPA®:16 – Global 2006 10-K — 31

Summary of Financing
The table below summarizes our mortgage notes payable and note payable as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
Balance:
Fixed rate	$594,693	$358,370
Variable rate (1)	39,552	—

Total	$634,245	$358,370

Percent of total debt:
Fixed rate	94%	100%
Variable rate (1)	6%	—

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.87%	5.86%
Variable rate (1)	5.25%	N/A

(1)	Included in variable rate debt at December 31, 2006 is (i) $3,450 in aggregate principal of notes payable which have not been hedged and (ii) $36,102 in mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Cash Resources
As of December 31, 2006, our cash resources consisted of cash and cash equivalents of $464,223, of which $5,895, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements, short-term instruments of $2,615 that we intend to convert to cash, and unleveraged properties with a carrying value of $66,750. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2007 including:
–	The impact from any investments we enter into during 2007, the full year impact of investments entered into in 2006 and the expected completion of several build-to-suit projects in 2007, all of which we currently expect will have a net positive impact on cash flow.

–	The advisor’s election in 2007 to continue to receive asset management and performance fees in restricted shares.

–	Scheduled rent increases on several properties during 2007 should result in additional cash flow.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have a $3,450 note payable due in June 2008 and no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently estimate to total $72,375 as well as other normal recurring operating expenses. In connection with a 2006 investment we made in a property in France, we entered into a commitment to purchase additional properties for approximately $9,154 by March 31, 2007, of which approximately $3,453 will be funded by the lender’s commitment to provide financing. These transactions are described below in Aggregate Contractual Obligations.
In accordance with our advisory agreement with the advisor, we owe the advisor performance fees of 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. Additionally, we owe the advisor deferred acquisition fees that are calculated based on the aggregate cost of investments acquired and are payable in equal annual installments over three years and bear interest at an annual rate of 5%. These performance and deferred acquisition fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. As of December 31, 2006, the non-compounded cumulative distribution return was 5.87%, and we expect to meet the 6% performance criterion in the second quarter of 2007. As of December 31, 2006, when the performance criterion is met we will owe the following amounts to the advisor:
–	Deferred acquisition fee installments and interest on deferred acquisition fees totaling $17,905 and $1,928, respectively. These amounts will be paid in cash and we expect to use our existing cash resources to make these payments.

–	Performance fees totaling $10,045, which will be paid through the issuance of restricted common stock. As the advisor has elected to continue to receive asset management and performance fees in common stock in 2007, any performance fees that accrue during 2007 will also be paid through the issuance of common stock.
CPA®:16 – Global 2006 10-K — 32

In accordance with a loan agreement, a venture in which we have an equity interest had an obligation to complete certain non-monetary actions within a specified period of time that were not completed and as a result, an event of default occurred as of March 31, 2006. During the third quarter of 2006, the venture completed all of its obligations and remedied the default.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of December 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable — Principal	$630,795	$9,656	$24,240	$29,129	$567,770
Mortgage notes payable — Interest	377,120	36,608	72,254	69,018	199,240
Note payable — Principal (1)	3,450	—	3,450	—	—
Note payable — Interest	215	147	68	—	—
Deferred acquisition fees — Principal	28,517	17,905	10,612	—	—
Deferred acquisition fees — Interest	3,087	1,928	1,159	—	—
Build-to-suit commitments (2)	72,375	72,375	—	—	—
Purchase commitment (3)	5,701	5,701	—	—	—
Operating leases (4)	3,038	248	601	622	1,567

	$1,124,298	$144,568	$112,384	$98,769	$768,577

(1)	Represents a note payable obtained in connection with an investment in France in order to fund the payment of value added taxes.

(2)	Represents remaining build-to-suit commitments for five projects:

–	Blairsville, Pennsylvania — estimated total construction costs are currently projected to total $25,152 of which $12,396 was funded as of December 31, 2006.

–	Plainfield, Indiana — estimated total construction costs are currently projected to total $17,600 of which $13,682 was funded as of December 31, 2006.

–	Laramie, Wyoming — estimated total construction costs are currently projected to total $24,731 of which $16,195 was funded as of December 31, 2006.

–	Bloomington, Minnesota — estimated total construction costs are currently projected to total $47,200 of which $8,746 was funded as of December 31, 2006.

–	Norwich, Connecticut — estimated total construction costs are currently projected to total $12,500 of which $3,789 was funded as of December 31, 2006.

(3)	In connection with a 2006 investment we made in a property in France, we entered into a commitment to purchase additional properties for $9,154 by March 31, 2007, subject to completion of due diligence. We have obtained a commitment from the lender to provide limited recourse mortgage financing of $3,453 at a fixed annual interest rate of 5.07% for a 10-year term.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2006. As of December 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
CPA®:16 – Global 2006 10-K — 33

estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.
Subsequent Events
In February and March 2007, we acquired several domestic properties for approximately $120,200 and entered into a commitment to fund an expansion at one of the properties for a total projected cost of $7,000, based on current estimates. Through March 2007, we have obtained limited recourse mortgage financing on six investments, including the investments made in February and March, totaling $133,038 with a weighted average annual fixed interest rate and term of 6.06% and 13 years, respectively.
Effective April 2, 2007, Trevor Bond is resigning from our board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
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
CPA®:16 – Global 2006 10-K — 34

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
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. The adoption of EITF 04-05 had no impact on our financial position or results of operations. In December 2006, we entered into two investments in which we have a 50% interest and which we consolidate under the provisions of EITF 04-05 as we are the managing member in each of the limited liability companies that own the investments and there are no unaffiliated members with substantive kick-out or participation rights. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the
CPA®:16 – Global 2006 10-K — 35

expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 87% of annual lease revenues during 2006), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Interest to be Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2006, 2005 and 2004 was $1,875, $725, and $151, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.
Income Taxes
We have elected and expect to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax to the extent we distribute our net taxable income annually to our shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. We have and intend to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax. We are subject to certain state, local and foreign taxes. State, local and franchise taxes of $423, $494 and $30 are included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the
CPA®:16 – Global 2006 10-K — 36

operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat one of our corporate subsidiaries as a TRS.
Recent Accounting Pronouncements
EITF 04-05
We adopted EITF 04-05 in June 2005 for all limited partnerships created after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to Basis of Consolidation section above for a discussion of the effect of EITF 04-05 on our financial position and results of operations.
FSP FAS 13-1
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
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We must adopt SFAS 155 effective January 1, 2007 and do not believe that this adoption will have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We must adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We adopted SAB 108 effective December 31, 2006 using the cumulative effect transition method. The adoption of SAB 108 had no impact on our financial position or results of operations.
CPA®:16 – Global 2006 10-K — 37

SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year, although early adoption is permitted. We believe that the adoption of SFAS 157 will not have a material effect on our financial position or results of operations.
CPA®:16 – Global 2006 10-K — 38

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
Because we transact business globally, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
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
The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. As of December 31, 2006, annual interest rates ranged from 4.36% to 7.34% on fixed rate debt and from 4.27% to 6.63% on variable rate debt.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$9,493	$10,971	$12,430	$13,456	$14,620	$533,723	$594,693	$587,662
Weighted average interest rate	5.87%	5.89%	5.91%	5.92%	5.97%	5.87%
Variable rate debt	$163	$3,782	$507	$520	$533	$34,047	$39,552	$39,552
As more fully described in Summary of Financing above, our current variable rate debt obligations include some obligations which are currently subject to variable rate obligations and some obligations that reset to then prevailing market fixed rates at certain points in their term. Based on our current unhedged exposure to variable rates in the next twelve months, annual interest expense from variable rate debt would increase or decrease by $396 for each change in annual interest rates. A change in interest rates of 1% would increase or decrease by an aggregate of $25,152 the combined fair value of our fixed rate debt and our mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union, Thailand, Malaysia and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our
CPA®:16 – Global 2006 10-K — 39

foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains (losses) were $393, ($1,527) and ($174) for the years ended December 31, 2006, 2005 and 2004, respectively and net unrealized foreign currency translation gains (losses) were $179, ($125) and $192 for the years ended December 31, 2006, 2005 and 2004, respectively. Such gains (losses) are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
During each of the next five years and thereafter, scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

Lease Revenues (1)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$14,652	$14,652	$14,652	$14,652	$14,652	$185,965	$259,225
British pound sterling	5,929	5,991	6,054	6,119	6,186	120,256	150,535
Other foreign currencies (2)	5,444	5,444	5,197	4,458	4,458	51,652	76,653

	$26,025	$26,087	$25,903	$25,229	$25,296	$357,873	$486,413

Scheduled debt service payments (principal and interest) for mortgage notes payable during each of the next five years and thereafter, from our foreign operations are as follows:

Debt service (1) (3)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$7,241	$11,327	$8,028	$7,949	$7,724	$131,741	$174,010
British pound sterling	3,379	3,434	3,492	3,545	3,579	59,790	77,219
Other foreign currencies (4)	2,470	2,780	2,748	2,724	3,075	35,818	49,615

	$13,090	$17,541	$14,268	$14,218	$14,378	$227,349	$300,844

(1)	Based on the applicable December 31, 2006 exchange rate. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(2)	Other currencies consist of the Canadian dollar, the Swedish krona, the Thai baht and the Malaysian ringgit.

(3)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2006.

(4)	Other currencies consist of the Canadian dollar, the Swedish krona and the Thai baht.
CPA®:16 – Global 2006 10-K — 40

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:16 – Global 2006 10-K — 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 — Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 - Global Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 22, 2007
CPA®:16 – Global 2006 10-K — 42

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Real estate, net	$648,593	$386,615
Net investment in direct financing leases	308,073	152,772
Equity investments in real estate	111,870	97,179
Real estate under construction	75,372	15,026
Mortgage notes receivable	9,603	29,798
Cash and cash equivalents	464,223	155,374
Short-term investments	2,615	1,698
Marketable securities	2,713	2,996
Funds in escrow	10,115	6,377
Intangible assets, net	108,001	66,589
Deferred offering costs	7,923	4,028
Other assets, net	26,539	11,197

Total assets	$1,775,640	$929,649

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$630,795	$358,370
Note payable	3,450	—
Accrued interest	3,187	2,330
Accounts payable, accrued expenses and other liabilities	15,994	10,163
Due to affiliates	20,702	9,475
Deferred acquisition fees payable to affiliate	28,517	17,708
Prepaid and deferred rental income and security deposits	34,749	18,548
Distributions payable	16,067	8,926

Total liabilities	753,461	425,520

Minority interest in consolidated entities	31,358	17,134

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 250,000,000 shares authorized; 114,701,851 and 57,268,850 shares issued and outstanding respectively	115	57
Additional paid-in capital	1,028,933	514,014
Distributions in excess of accumulated earnings	(40,679)	(22,416)
Accumulated other comprehensive income (loss)	9,090	(3,148)

	997,459	488,507
Less, treasury stock at cost, 713,803 and 162,564 shares, respectively	(6,638)	(1,512)

Total shareholders’ equity	990,821	486,995

Total liabilities and shareholders’ equity	$1,775,640	$929,649

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2006 10-K — 43

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Rental income	$49,032	$29,416	$2,901
Interest income from direct financing leases	15,095	9,689	2,769
Other income	3,557	3,125	106

	67,684	42,230	5,776

Operating Expenses:
Depreciation and amortization	(13,141)	(7,417)	(556)
Property expenses	(12,413)	(8,586)	(1,704)
General and administrative	(5,164)	(3,310)	(1,034)
Impairment charge	—	(302)	—

	(30,718)	(19,615)	(3,294)

Other Income and Expenses:
Income from equity investments in real estate	7,120	5,342	2,340
Other interest income	12,622	5,790	2,288
Minority interest in income	(1,865)	(642)	—
Gain (loss) on foreign currency transactions and other, net	407	(1,652)	18
Interest expense	(25,145)	(15,169)	(2,004)

	(6,861)	(6,331)	2,642

Net Income	$30,105	$16,284	$5,124

Earnings Per Share	$0.40	$0.29	$0.21

Distributions Declared Per Share	$0.6373	$0.5763	$0.4569

Weighted Average Shares Outstanding	75,304,433	56,327,478	24,564,256

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Net income	$30,105	$16,284	$5,124
Other comprehensive income:
Change in unrealized gain on marketable securities	(8)	(20)	—
Foreign currency translation adjustment	11,352	(7,181)	4,053
Unrealized gain on derivative instrument	894	—	—

	12,238	(7,201)	4,053

Comprehensive income:	$42,343	$9,083	$9,177

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2006 10-K — 44

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share amounts)

			Distributions in	Accumulated
			Excess of	Other
	Common	Additional	Accumulated	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2004	$—	$200	$(42)	$—	$—	$158
51,406,720 shares issued $.001 par, at per share, net of offering costs	51	465,092				465,143
Distributions declared			(11,270)			(11,270)
Net income			5,124			5,124
Change in other comprehensive income				4,053		4,053

Balance at December 31, 2004	51	465,292	(6,188)	4,053	—	463,208

5,348,113 shares issued $.001 par, at $ per share, net of offering costs	6	45,407				45,413
331,453 shares issued $.001 par to the advisor at $10 per share	—	3,315				3,315
Distributions declared			(32,512)			(32,512)
Net income			16,284			16,284
Change in other comprehensive income				(7,201)		(7,201)
Repurchase of 162,564 shares					(1,512)	(1,512)

Balance at December 31, 2005	57	514,014	(22,416)	(3,148)	(1,512)	486,995

56,897,030 shares issued $.001 par, at $10 per share, net of offering costs	57	509,560				509,617
535,971 shares issued $.001 par to the advisor at $10 per share	1	5,359				5,360
Distributions declared			(48,368)			(48,368)
Net income			30,105			30,105
Change in other comprehensive income				12,238		12,238
Repurchase of 551,239 shares					(5,126)	(5,126)

Balance at December 31, 2006	$115	$1,028,933	$(40,679)	$9,090	$(6,638)	$990,821

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2006 10-K — 45

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$30,105	$16,284	$5,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	13,295	7,506	464
Straight-line rent adjustments and amortization of rent-related intangibles	(1,384)	(1,336)	(103)
Income from equity investments in real estate in excess of distributions received	(1,741)	(637)	—
Minority interest in income	1,865	642	—
Issuance of shares to affiliate in satisfaction of fees due	5,360	3,315	—
Impairment charge	—	302	—
Realized (gain) loss on foreign currency transactions, net	(393)	1,527	174
Unrealized loss (gain) on foreign currency transactions	(179)	125	(192)
Increase in funds in escrow	(2,145)	—	(745)
Increase in accrued interest	796	2,064	298
Increase (decrease) in accounts payable and accrued expenses (a)	667	1,819	(245)
Increase in due to affiliates (a)	6,888	4,753	1,305
Increase in prepaid and deferred rental income and security deposits	1,919	5,179	2,155
Net change in other operating assets and liabilities	(2,798)	(1,205)	(651)

Net cash provided by operating activities	52,255	40,338	7,584

Cash Flows From Investing Activities:
Distributions received from equity investments in real estate in excess of equity income	6,563	3,482	985
Acquisition of real estate and equity investments in real estate (b)	(485,948)	(428,526)	(161,806)
Contributions to equity investments in real estate	(12,697)	(38,499)	(60,875)
Funds placed in escrow for acquisition of equity investments in real estate	(28,786)	(2,832)	(22,829)
Release of funds held in escrow for acquisition of equity investments in real estate	27,306	19,942	—
VAT taxes paid in connection with purchase of real estate	(3,677)	(5,976)	(1,780)
VAT taxes recovered in connection with purchase of real estate	4,008	—	1,694
Purchase of mortgage note receivable	—	(12,798)	(20,300)
Proceeds from (purchase of) short-term investments	—	7,871	(9,732)
Purchases of securities	—	(32,625)	(82,175)
Proceeds from sale of securities	—	102,525	12,275
Receipt of principal payment of mortgage note receivable	275	220	—
Receipt of principal prepayment of mortgage note receivable	20,000	—	—

Net cash used in investing activities	(472,956)	(387,216)	(344,543)

Cash Flows From Financing Activities:
Distributions paid	(41,227)	(28,939)	(5,918)
Distributions paid to minority interest partners	(1,672)	(161)	—
Contributions from minority interest partners	14,061	6,724	—
Proceeds from mortgages (c)	258,207	267,218	95,937
Proceeds from notes payable	3,450	—	—
Scheduled payments of mortgage principal	(6,397)	(2,821)	(344)
Deferred financing costs and mortgage deposits, net of deposits refunded	(2,799)	331	(1,294)
Proceeds from issuance of shares, net of costs of raising capital	509,617	45,413	465,143
Purchase of treasury stock	(5,126)	(1,512)	—

Net cash provided by financing activities	728,114	286,253	553,524

Effect of exchange rate changes on cash	1,436	(1,311)	575

Net increase (decrease) in cash and cash equivalents	308,849	(61,936)	217,140
Cash and cash equivalents, beginning of year	155,374	217,310	170

Cash and cash equivalents, end of year	$464,223	$155,374	$217,310

(Continued)
CPA®:16 – Global 2006 10-K — 46

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Non-cash investing and financing activities:
(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities excludes amounts related to the raising of capital (financing activities) pursuant to the Company’s public offerings. At December 31, 2006, 2005 and 2004, the amount due to the Company’s advisor for such costs was $7,924, $4,028 and, $3,080, respectively.

(b)	Included in the cost basis of real estate investments acquired in 2006, 2005 and 2004 are deferred acquisition fees payable of $10,809, $10,174 and $7,534, respectively.

(c)	Net of $9,399, $2,325 and $570 retained by mortgage lenders during 2006, 2005 and 2004, respectively.
Supplemental cash flows information:

	2006	2005	2004
Interest paid, net of amounts capitalized	$26,008	$13,772	$1,836

Interest capitalized	$1,875	$725	$151

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2006 10-K — 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Organization
Corporate Property Associates 16 — Global Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple-net basis. As of December 31, 2006, the Company’s portfolio consisted of 291 properties leased to 55 tenants and totaled approximately 17.5 million square feet (on a pro rata basis), with a 100% occupancy rate. Subject to certain restrictions and limitations, the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
The Company was formed as a Maryland corporation in June 2003. In December 2003, the Company commenced its initial public offering of up to 110,000,000 shares of its common stock at $10 per share pursuant to its registration statement on Form S-11 (No. 333-106838) filed with the United States Securities and Exchange Commission (the “SEC”). The Company also registered up to 50,000,000 shares issuable pursuant to its Distribution Reinvestment and Stock Purchase Plan (the “Plan”). These shares were offered on a “best efforts” basis through a subsidiary of the Company’s advisor, Carey Financial, LLC (“Carey Financial”), and other selected dealers. The Company suspended sales activities with respect to its initial public offering in December 2004 and formally terminated the offering in March 2005 by filing an amendment to the registration statement to deregister shares of its common stock that remained unissued as of March 8, 2005, excluding shares issuable under the Plan. Prior to terminating the offering the Company sold 55,332,415 shares.
In September 2004, the Company filed a registration statement on Form S-11 (No. 333-119265) with the SEC for a second “best efforts” public offering of up to 120,000,000 shares of its common stock at $10 per share, including 40,000,000 shares of its common stock issuable under the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan (the “2003 Plan”). In August 2005, the Company amended this registration statement to reduce the number of shares being registered to 95,000,000 shares of its common stock, comprised of 55,000,000 shares of common stock issuable under its second public offering and 40,000,000 shares of common stock issuable under the 2003 Plan. The SEC declared this registration statement effective in February 2006. The Company began fundraising in March 2006 and completed its second public offering in December 2006, having sold 54,999,466 shares. In February 2007, the Company terminated its second public offering by filing an amendment to the registration statement to deregister the shares of common stock that remained unissued, excluding shares issuable under the 2003 Plan. Through December 31, 2006 the Company has sold 3,454,629 shares of common stock through the Plan and the 2003 Plan. As of December 31, 2006, the advisor owned 887,426 shares of the Company’s common stock.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. The Company adopted EITF 04-05 in June
CPA®:16 – Global 2006 10-K — 48

Notes To Consolidated Financial Statements
2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, the Company adopted EITF 04-05 effective January 1, 2006. The adoption of EITF 04-05 had no impact on the Company’s financial position or results of operations. In December 2006, the Company entered into two investments in which it has a 50% interest and which it consolidates under the provisions of EITF 04-05 as the Company is the managing member in each of these limited liability companies that own the investments and there are no unaffiliated members with substantive kick-out or participation rights. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in deferred rental income in the accompanying financial statements.
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
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Intangibles for both in-place and above-market leases are amortized to expense over the remaining initial lease term while intangibles for both tenant relationships and below-market leases are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense.
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
CPA®:16 – Global 2006 10-K — 49

Notes To Consolidated Financial Statements
carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.
Cash and Cash Equivalents and Short-Term Investments
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. The Company’s cash and cash equivalents at December 31, 2006 were held in the custody of several financial institutions, including international institutions, and these balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds only with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase are classified as short-term investments in the accompanying consolidated financial statements.
Marketable Securities
Marketable securities, which consist of an interest-only participation in a mortgage note receivable as of December 31, 2006 and 2005 are classified as available for sale securities and reported at fair value with any unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
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
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2006, lessees were responsible for the direct payment of real estate taxes of approximately $6,959.
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. One tenant, Telcordia Technologies, Inc., currently represents 14% of total lease revenue. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage of sales rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees, the Company believes that it is necessary
CPA®:16 – Global 2006 10-K — 50

Notes To Consolidated Financial Statements
to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures the allowance against actual arrearages. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee if there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations. As of December 31, 2006 and 2005, the allowance for uncollected rents was $215 and $337, respectively.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 20 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
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
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Foreign Currency Translation
The Company consolidates its real estate investments in the European Union, Canada, Malaysia and Thailand and owns interests in properties in the European Union. The functional currencies for these investments are the Euro, the British pound sterling, the Swedish krona, the Canadian dollar, the Thai baht, the Malaysian ringgit and the Polish zloty. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2006 and 2005, the cumulative foreign currency translation adjustment gain (loss) was $8,224 and ($3,128), respectively.
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
CPA®:16 – Global 2006 10-K — 51

Notes To Consolidated Financial Statements
Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments in real estate were funded in part through subordinated debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized gains (losses) of $179, ($125) and $192 from such transactions for the years ended December 31, 2006, 2005 and 2004. For the years ended December 31, 2006, 2005 and 2004, the Company recognized realized gains (losses) of $393, ($1,527) and ($174), respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Income Taxes
The Company has elected and expects to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required, among other things, to distribute at least 90% of its net taxable income (excluding net capital gains) to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax. The Company is subject to certain state, local and foreign taxes. State, local and franchise taxes of $423, $494 and $30 are included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company may elect to treat one or more of its corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. The Company has elected to treat one of its corporate subsidiaries as a TRS.
During the third quarter of 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, the Company promptly notified the IRS and submitted a request for a closing agreement. In March 2006, the Company entered into a closing agreement with the IRS, under which the IRS reached a final determination that it would not challenge the Company’s qualification as a REIT, or the deductibility of dividends paid to its shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which the Company issued shares in its distribution reinvestment plan. In settlement of this matter, the advisor made a payment of $102 to the IRS and the Company cancelled the issuance of a de minimis number of shares issued pursuant to its distribution reinvestment plan that may have caused the dividends to be preferential.
Costs of Raising Capital
Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder’s equity upon the issuance of shares.
Earnings Per Share
The Company has a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
EITF 04-05
The Company adopted EITF 04-05 in June 2005 for all limited partnerships created after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to Basis of Consolidation above for a discussion of the effect of EITF 04-05 on the Company’s financial position and results of operations.
CPA®:16 – Global 2006 10-K — 52

Notes To Consolidated Financial Statements
FSP FAS 13-1
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on the Company’s financial position or results of operations.
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company must adopt SFAS 155 effective January 1, 2007. The Company is currently evaluating the impact of adopting SFAS 155 on its consolidated financial statements.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The Company must adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB 108 effective December 31, 2006 using the cumulative effect transition method. The adoption of SAB 108 had no impact on the Company’s financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position or results of operations.
CPA®:16 – Global 2006 10-K — 53

Notes To Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of investments, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. As of December 31, 2006, the non-compounded cumulative distribution return was 5.87%. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2006, the advisor elected to receive its asset management and performance fees in restricted shares of common stock of the Company, at $10 per share. The Company incurred base asset management fees of $5,527, $3,698 and $820 in 2006, 2005 and 2004, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years with payment subordinated to the performance criterion. Unpaid installments bear interest at an annual rate of 5%. Current acquisition fees were $13,510, $12,717 and $9,718 for investments that were acquired during 2006, 2005 and 2004, respectively. Deferred acquisition fees were $10,809, $10,174 and $7,534 for investments that were acquired during 2006, 2005 and 2004, respectively, and were payable to the advisor subject to subordination to the performance criterion. For investments acquired using the proceeds from the Company’s initial public offering, the Company paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. For investments acquired in 2006, 2005 and 2004, the allowance was $1,224, $2,903 and $1,983, respectively. For investments that are acquired using the proceeds from the Company’s second public offering, the advisor will not receive an acquisition expense allowance but will be reimbursed for all reasonable direct third party acquisition related costs incurred in connection with seeking acquisitions. During 2006, the Company completed the investment of funds raised in its initial public offering and commenced investment of the funds raised in its second public offering.
Included in deferred acquisition fees payable to affiliate and due to affiliates in the accompanying consolidated balance sheets as of December 31, 2006 and 2005, is $40,490 and $23,085, respectively, of deferred costs related to services provided by the advisor (as described herein). Payment of these amounts, which are inclusive of accrued interest payable on deferred acquisition fees of $1,928 and $859, respectively, is contingent on the Company meeting its performance criterion. The Company expects to meet the performance criterion during the second quarter of 2007, at which time the Company will pay the advisor accrued performance fees of $10,045 through the issuance of restricted common stock and deferred acquisition fee installments of $17,905 and interest on deferred acquisition fees of $1,928 in cash.
The Company reimburses the advisor for marketing costs and broker-dealer commissions the advisor incurs in connection with the Company’s offerings (see Note 11). In connection with managing the Company’s day-to-day operations, the Company also reimburses the advisor for the allocated cost of personnel needed to provide administrative services to the Company. For the years ended December 31, 2006, 2005 and 2004, the Company incurred reimbursements totaling $1,275, $604 and $50, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
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
CPA®:16 – Global 2006 10-K — 54

Notes To Consolidated Financial Statements
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has not sold any of its assets as of December 31, 2006 and no such disposition fees have been accrued.
The Company owns interests in limited partnerships and limited liability companies which range from 25% to 70% with the remaining interests owned by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, the Company’s share of rental occupancy and leasehold costs is based on gross revenues of the affiliates. Expenses incurred in 2006, 2005 and 2004 were $347, $171 and $3, respectively. The Company’s estimated current share of future annual minimum lease payments is $314 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows:

	December 31,
	2006	2005
Cost	$663,810	$392,210
Less: Accumulated depreciation	(15,217)	(5,595)

	$648,593	$386,615

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable operating leases amount are approximately as follows:

Year ending December 31,
2007	$63,655
2008	63,984
2009	63,892
2010	63,411
2011	63,779
Thereafter through 2031	784,838
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2006	2005
Minimum lease payments receivable	$517,566	$308,157
Unguaranteed residual value	221,604	109,196

	739,170	417,353
Less: unearned income	(431,097)	(264,581)

	$308,073	$152,772

CPA®:16 – Global 2006 10-K — 55

Notes To Consolidated Financial Statements
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable direct financing leases are as follows:

Year ending December 31,
2007	$24,969
2008	25,026
2009	25,084
2010	25,144
2011	25,204
Thereafter through 2031	392,139
Note 6. Equity Investments in Real Estate
On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated (“CPA®:14”) and Corporate Property Associates 15 Incorporated (“CPA®:15”), through a limited partnership, in which the Company owns a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.
Summarized financial information of the limited partnership is as follows:

	December 31,
	2006	2005
Assets (primarily real estate)	$311,116	$323,364
Liabilities (primarily mortgage notes payable)	(194,281)	(196,752)

Partner’s equity	$116,835	$126,612

Company’s share of equity investee’s net assets	$36,150	$39,182

	For the years ended December 31,
	2006	2005	2004
Revenues (primarily rental income)	$28,682	$28,587	$19,201
Expenses (primarily interest on mortgages and depreciation)	(19,018)	(18,989)	(13,552)

Net income	$9,664	$9,598	$5,649

Company’s share of net income from equity investment in real estate	$2,949	$2,929	$1,723

The Company also owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence. The underlying investments are owned with affiliates that have similar investment objectives as the Company. The ownership interests range from 25% to 50%. The lessees are Actuant Corporation, TietoEnator Plc, Thales S.A., Pohjola Non-Life Insurance Company, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Police Prefecture (French Government), OBI A.G. and Consolidated Systems, Inc. The interests in the properties leased to TietoEnator and Thales were acquired in 2004, the interests in the properties leased to Pohjola, Hellweg and Police Prefecture were acquired during 2005 and the interests in the properties leased to OBI and Consolidated Systems were acquired during 2006 (see Note 7).
Summarized financial information of the above mentioned equity investees is as follows:

	December 31,
	2006	2005
Assets (primarily real estate)	$856,156	$575,944
Liabilities (primarily mortgage notes payable)	(635,993)	(419,690)

Partners’ and members’ equity	$220,163	$156,254

Company’s share of equity investees’ net assets	$75,720	$57,997

CPA®:16 – Global 2006 10-K — 56

Notes To Consolidated Financial Statements

	For the years ended December 31,
	2006	2005	2004
Revenues (primarily rental income and interest income from direct financing leases)	$61,918	$38,462	$9,939
Expenses (primarily interest on mortgages and depreciation)	(48,031)	(30,964)	(7,779)

Net income	$13,887	$7,498	$2,160

Company’s share of net income from equity investments in real estate	$4,171	$2,413	$617

Note 7. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 — During 2006, the Company completed 19 investments, at a total cost of $426,024, which is based on the applicable exchange rate at the date of acquisition and inclusive of minority interest, where appropriate. In connection with these investments, the Company obtained $239,731 in limited recourse mortgage financing with a weighted average interest rate and term of approximately 5.78% and 11.3 years, respectively.
2005 — During 2005, the Company completed 15 investments, at a total cost of $391,799, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, the Company obtained $243,202 in limited recourse mortgage financing with a weighted average interest rate and term of approximately 5.8% and 14.6 years, respectively.
Equity Investments in Real Estate Acquired
2006 — During 2006, the Company, together with affiliates, completed two equity investments in real estate in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest but exercises significant influence. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $53,340 and $41,106, respectively. The weighted average interest rate and term of the mortgage financing are approximately 5.12% and 10 years, respectively.
2005 — During 2005, the Company, together with affiliates, completed three equity investments in real estate in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $137,321 and $99,749, respectively. The weighted average interest rate and term of the mortgage financing are approximately 4.5% and 10 years, respectively.
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
Real Estate Under Construction
2006 — During 2006, the Company entered into three build-to-suit projects for a total projected cost of up to $88,616, based on current estimated construction costs. Costs incurred through December 31, 2006 in connection with these investments have been presented in the balance sheet as real estate under construction. In connection with the completion of real estate under construction, the Company obtained limited recourse mortgage financing of $36,259 with a weighted average interest rate and term of approximately 6.28% and 19 years, respectively.
2005 — During 2005, the Company entered into build-to-suit projects for a total projected cost of up to $67,918, based on current estimated construction costs. Costs incurred through December 31, 2005 in connection with these investments have been presented in the balance sheet as real estate under construction. In connection with the completion of real estate under construction, the Company obtained limited recourse mortgage financing of $26,600 at a fixed interest rate of 6.2% for a term of 17 years.
CPA®:16 – Global 2006 10-K — 57

Notes To Consolidated Financial Statements
See Note 17 for investments entered into subsequent to December 31, 2006.
Note 8. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $90,659, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	December 31,
	2006	2005
Lease intangibles
In-place lease	$67,984	$43,481
Tenant relationship	19,778	12,808
Above-market rent	27,689	13,150
Less: accumulated amortization	(7,450)	(2,850)

	108,001	66,589

Below-market rent	(24,792)	(11,866)
Less: accumulated amortization	1,125	420

	(23,667)	(11,446)

Net amortization of intangibles, including the effect of foreign currency translation, was $3,886, $2,329 and $101 for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the intangibles recorded as of December 31, 2006, scheduled annual amortization of intangibles for each of the next five years is expected to be $5,450 in 2007 and 2008; $5,401 in 2009 and $5,256 in 2010 and 2011.
Note 9. Disclosures About Fair Value of Financial Instruments
The Company’s financial instruments had the following carrying value and fair value as of December 31, 2006 and 2005, respectively:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable	$630,795	$623,764	$358,370	$351,424
Note payable	3,450	3,450	—	—
Mortgage notes receivable	9,603	9,401	29,798	29,645
Marketable securities (1)	2,742	2,713	3,017	2,996

(1)	Carrying value represents historical cost for marketable securities.
The fair value of the Company’s other financial assets and liabilities approximated their carrying value at December 31, 2006 and 2005. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.
During 2006, Bluelinx Holdings, Inc. prepaid its $20,000 mortgage note receivable.
Note 10. Mortgage Notes Payable and Note Payable
Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of real property and direct financing leases with a carrying value of $889,916 as of December 31, 2006. Substantially all of the Company’s mortgage notes payable either currently bear interest at fixed rates or at fixed rates that may be reset in the future, pursuant to the terms of the mortgage contracts. Mortgage notes payable had fixed annual interest rates ranging from 4.36% to 7.34% and variable annual interest rates ranging from 4.82% to 6.63%. The Company also has a $3,450 note payable, obtained in connection with an investment in France that bears interest at a variable annual interest rate of 4.27% at December 31, 2006, and matures in June 2008.
CPA®:16 – Global 2006 10-K — 58

Notes To Consolidated Financial Statements
Scheduled principal payments during each of the five years and thereafter are as follows:

Year ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2007	$9,656	$9,493	$163
2008	14,753	10,971	3,782
2009	12,937	12,430	507
2010	13,976	13,456	520
2011	15,153	14,620	533
Thereafter through 2031	567,770	533,723	34,047

Total	$634,245	$594,693	$39,552

In accordance with a loan agreement, a venture in which the Company has an equity interest had an obligation to complete certain non-monetary actions within a specified period of time that were not completed and as a result, an event of default occurred as of March 31, 2006. Our proportionate share of this mortgage debt was $27,229 at March 31,2006. During the third quarter of 2006, the venture completed all of its obligations and remedied the default.
Note 11. Commitments and Contingencies
As of December 31, 2006, the Company was not involved in any material litigation.
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
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of WPC’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), CPA®:12, CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the
CPA®:16 – Global 2006 10-K — 59

Notes To Consolidated Financial Statements
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
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on the Company because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries or proceedings will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
The Company is liable for certain expenses of offerings of its securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to the Company’s securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of the Company’s securities were $79,171 through December 31, 2006, of which the Company has reimbursed $71,247. Unpaid costs are included in due to affiliates in the accompanying consolidated financial statements.
Note 12. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans held by the Company due to changes in interest rates or other market factors. In addition, the Company transacts business in Canada, Europe, Malaysia, Mexico, Thailand and the United Kingdom and is also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. To limit this exposure, the Company attempts to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. The Company does not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
The Company is also exposed to foreign exchange rate movements primarily in the Euro and the British pound sterling and, to a lesser extent, the Canadian dollar, Polish zloty, Swedish krona, Thai baht and Malaysian ringgit. The Company manages foreign exchange rate movements by generally placing both its debt obligation to the lender and the tenant’s rental obligation to the Company in the local currency but remain subject to such movements to the extent of the difference.
During 2006, the Company obtained a 25% interest in a € 120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition) in a venture which obtained two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. An affiliate of the Company owns the remaining 75% interest in this
CPA®:16 – Global 2006 10-K — 60

Notes To Consolidated Financial Statements
venture. As of December 31, 2006, the Company’s interest in the interest rate swaps has a fair value asset of $894 and is included in equity investments in real estate in the accompanying consolidated financial statements. The Company’s share of the change in net unrealized gain is $894 for the year ended December 31, 2006 and is included in other comprehensive income in shareholders’ equity.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. The Company believes its portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of the Company’s real estate properties and related loans are located in the United States, with New Jersey (20%) and Texas (12%) representing the only significant geographic concentration (greater than 10% of annualized lease revenue). The Company’s real estate properties in Europe accounted for 15% of annualized lease revenue in 2006. One tenant, Telcordia Technologies, Inc., accounted for 14% of lease revenue in 2006. The Company’s real estate properties contain significant concentrations in the following asset types as of December 31, 2006: industrial (49%), office (28%) and warehouse/distribution facilities (12%) and the following tenant industries as of December 31, 2006: automotive (17%), telecommunications (12%) and consumer non-durable goods (10%). While the automotive industry is currently experiencing a challenging business environment, none of the Company’s automotive tenants has declared bankruptcy as of December 31, 2006 and the Company continues to monitor these tenants closely.
Note 13. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 2006, 2005 and 2004, distributions per share reported for tax purposes were as follows:

	2006	2005	2004
Ordinary income	$0.62	$0.51	$0.34
Return of capital	0.02	—	0.12

Distributions reported for income tax purposes	0.64	0.51	0.46
Spillover distribution (1)	—	0.07	—

Total distributions	$0.64	$0.58	$0.46

(1)	This portion of the 2005 distribution was paid and taxed to the shareholder in 2006 as ordinary income.
The Company declared a quarterly distribution of $0.1609 per share in December 2006 which was paid in January 2007 to shareholders of record as of December 31, 2006.
Accumulated Other Comprehensive Income (Loss)
As of December 31, 2006 and 2005, accumulated other comprehensive income reflected in shareholders’ equity is comprised of the following:

	2006	2005
Unrealized loss on marketable securities	$(28)	$(20)
Foreign currency translation adjustment	8,224	(3,128)
Unrealized gain on derivative instrument	894	—

Accumulated other comprehensive income (loss)	$9,090	$(3,148)

CPA®:16 – Global 2006 10-K — 61

Notes To Consolidated Financial Statements
Note 14. Segment Information
The Company has determined that it operates in one business segment, real estate operations, with domestic and foreign investments.
For 2006, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign(1)	Total Company
Revenues	$52,915	$14,769	$67,684
Operating expenses	(27,762)	(2,956)	(30,718)
Income from equity investments in real estate	3,017	4,103	7,120
Interest expense, net	(6,591)	(5,932)	(12,523)
Other, net (2)	(2,030)	572	(1,458)

Net income	$19,549	$10,556	$30,105

Total equity investments in real estate	$38,418	$73,452	$111,870
Total long-lived assets	922,830	329,079	1,251,909
Total assets	1,423,774	351,866	1,775,640
For 2005, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign(1)	Total Company
Revenues	$34,212	$8,018	$42,230
Operating expenses	(18,169)	(1,446)	(19,615)
Income from equity investments in real estate	2,200	3,142	5,342
Interest expense, net	(5,842)	(3,537)	(9,379)
Other, net (3)	(966)	(1,328)	(2,294)

Net income	$11,435	$4,849	$16,284

Total equity investments in real estate	$39,182	$57,997	$97,179
Total long-lived assets	566,033	152,148	718,181
Total assets	768,025	161,624	929,649
For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign(4)	Total Company
Revenues	$3,893	$1,883	$5,776
Operating expenses	(3,289)	(5)	(3,294)
Income from equity investments in real estate	1,723	617	2,340
Interest expense, net	1,162	(878)	284
Other, net (3)	(6)	24	18

Net income	$3,483	$1,641	$5,124

Total equity investments in real estate	$40,596	$25,368	$65,964
Total long-lived assets	169,898	67,430	237,328
Total assets	514,013	71,499	585,512

(1)	Consists of operations in the European Union, Mexico, Canada and Asia.

(2)	Consists of gains and losses on foreign currency transactions and other gains, net.

(3)	Consists of gains and losses on foreign currency transactions.

(4)	Consists of operations in the European Union and Canada.
CPA®:16 – Global 2006 10-K — 62

Notes To Consolidated Financial Statements
Note 15. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$14,323	$16,461	$17,715	$19,185
Operating expenses	(6,752)	(7,059)	(7,993)	(8,914)
Net income	5,000	6,849	7,755	10,501
Earnings per share	0.09	0.10	0.10	0.11
Distributions declared per share	0.1575	0.1588	0.1601	0.1609

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$6,443	$10,017	$11,975	$13,795
Operating expenses	(3,169)	(4,890)	(5,873)	(5,683)
Net income	3,844	4,044	3,987	4,409
Earnings per share	0.07	0.07	0.07	0.08
Distributions declared per share	0.1250	0.1450	0.1500	0.1563
Note 16. Pro Forma Financial Information (unaudited)
The Company has entered into several investments during the past three years. In connection with this investment activity, the Company is presenting the following consolidated pro forma financial information as if the Company’s acquisitions made and new financing obtained during 2006, 2005 and 2004 had occurred on January 1, 2006, 2005 and 2004 for the years ended December 31, 2006, 2005 and 2004, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	For the years ended December 31,
	2006	2005	2004
Pro forma total revenues	$91,852	$87,698	$82,487
Pro forma net income	22,755	18,882	19,745
Pro forma earnings per share	0.20	0.17	0.17
The pro forma weighted average shares outstanding for the years ended December 31, 2006, 2005 and 2004 were determined as if all shares issued since the inception of the Company were issued on January 1, 2004.
Note 17. Subsequent Events
In February and March 2007, the Company acquired several domestic properties for approximately $120,200 and entered into a commitment to fund an expansion at one of the properties for a total projected cost of $7,000, based on current estimates. Through March 2007, the Company has obtained limited recourse mortgage financing on six investments, including the investments made in February and March, totaling $133,038 with a weighted average annual fixed interest rate and term of 6.06% and 13 years, respectively.
Effective April 2, 2007, Trevor Bond is resigning from the Company’s board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of the Company’s board of directors, effective April 2, 2007.
CPA®:16 – Global 2006 10-K — 63

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances(c)	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse and distribution and office facilities in Englewood, California and an industrial facility in Chandler, Arizona	$8,753	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$565	Jun 2004	40 yrs.
Industrial and office facilities in Hampton, New Hampshire	15,969	9,800	19,960	—	—	9,800	19,960	29,760	1,227	Jul 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,382	2,247	—	—	273	2,520	—	2,520	—	Aug 2004	N/A
Office facility in Tinton Falls, New Jersey	9,761	1,700	12,934	—	—	1,700	12,934	14,634	741	Sep 2004	40 yrs.
Industrial facility in The Woodlands, Texas	26,124	6,280	3,551	27,331	—	6,280	30,882	37,162	1,002	Sep 2004	40 yrs.
Office facility in Southfield, Michigan	8,829	1,750	14,384	—	—	1,750	14,384	16,134	704	Jan 2005	40 yrs.
Industrial facility in Cynthiana, Kentucky	4,330	760	6,885	—	2	760	6,887	7,647	337	Jan 2005	40 yrs.
Industrial facility in Buffalo Grove, Illinois	10,219	2,120	12,468	—	—	2,120	12,468	14,588	610	Jan 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse and distribution and office facilities in Udom Soayudh Road, Thailand	16,364	8,942	10,547	6,159	2,356	9,647	18,357	28,004	767	Jan 2005	40 yrs.
Industrial facility in Allen Texas and an office facility in Sunnyvale, California	16,213	10,960	9,933	—	—	10,960	9,933	20,893	466	Feb 2005	40 yrs.
Industrial facility in Shelby, North Carolina	3,812	550	6,084	6	—	550	6,090	6,640	285	Feb 2005	40 yrs.
Industrial facilities in Sandersville, Georgia; Fernley, North Virginia; Erwin, Tennessee and Gainsville, Texas	4,785	1,190	5,961	—	—	1,190	5,961	7,151	279	Feb 2005	40 yrs.
Office facility in Piscataway, New Jersey	79,686	19,000	70,490	—	—	19,000	70,490	89,490	3,157	Mar 2005	40 yrs.
Land in Stuart, Florida; Trenton and Southwest Harbor, Maine and Portsmouth, Rhode Island	11,666	20,130	—	—	—	20,130	—	20,130	—	May 2005	N/A
Industrial facilities in Peru, Illinois; Huber Heights, Lima and Sheffield, Ohio; Lebanon Tennessee and an office facility in Lima, Ohio	19,713	1,720	23,439	—	—	1,720	23,439	25,159	952	May 2005	40 yrs.
Industrial facility in Cambridge, Canada	6,268	800	8,158	—	744	870	8,832	9,702	359	May 2005	40 yrs.
Education facility in Nashville, Tennessee	6,500	200	8,485	9	—	200	8,494	8,694	327	Jun 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	118	Jul 2005	40 yrs.
Warehouse and distribution facility in Norwich, Connecticut	15,813	1,400	6,698	14,709	2	2,600	20,209	22,809	449	Aug 2005	40 yrs.
Industrial facility in Glasgow, Scotland	8,174	1,264	7,885	—	728	1,371	8,506	9,877	292	Aug 2005	40 yrs.
Industrial facility in Aurora, Colorado	3,385	460	4,314	—	(728)	460	3,586	4,046	117	Sep 2005	40 yrs.
Warehouse and distribution facility in Kotka, Finland	7,182	—	12,266	—	1,107	—	13,373	13,373	532	Oct 2005	29 yrs.
Warehouse and distribution facility in Plainfield, Indiana	—	1,600	8,638	—	—	1,600	8,638	10,238	237	Nov 2005	40 yrs.
Warehouse and distribution and industrial facilites in Houston, Weimar, Conroe and Odessa Texas	8,857	2,457	9,958	—	190	2,457	10,148	12,605	308	Mar 2006	20 - 30 yrs.
Office facility in Greenville, South Carolina	10,768	925	11,095	—	57	925	11,152	12,077	254	Mar 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, New Jersey	27,825	10,750	32,292	—	98	10,750	32,390	43,140	606	Apr 2006	35 - 39 yrs.
Warehouse and distribution facilities in Alameda, California and Ringwood, New Jersey	5,980	1,900	5,882	—	—	1,900	5,882	7,782	74	Jun 2006	40 yrs.
Industrial facility in Amherst, New York	10,460	500	14,651	—	—	500	14,651	15,151	203	Aug 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia	—	5,740	3,927	—	346	5,957	4,056	10,013	25	Sep 2006	35 yrs.
Warehouse and distribution facility in Spanish Fork, Utah	8,988	1,100	9,448	—	—	1,100	9,448	10,548	22	Oct 2006	40 yrs.
Industrial facilities in Georgetown, Texas and Woodland, Washington	3,825	800	4,368	—	—	800	4,368	5,168	18	Oct 2006	40 yrs.
Industrial facility in Auburn Hills, Michigan	13,700	3,780	17,434	—	—	3,780	17,434	21,214	68	Nov 2006	40 yrs.
Office facility in Washington, Michigan	30,400	7,500	38,094	—	—	7,500	38,094	45,594	79	Nov 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	9,705	1,248	10,921	—	(57)	1,244	10,868	12,112	24	Dec 2006	40 yrs.
Warehouse and distribution facilities in Flora, Mississippi and Muskogee, Oklahoma	—	335	5,816	—	—	335	5,816	6,151	13	Dec 2006	40 yrs.
Various transportation and warehouse facilities in France	8,840	4,341	6,254	—	—	4,341	6,254	10,595	—	Dec 2006	40 yrs.
Industrial facility in Fort Collins, Colorado	—	1,660	9,464	—	—	1,660	9,464	11,124	—	Dec 2006	40 yrs.
Industrial facility in St. Charles, Missouri	—	2,300	15,433	—	—	2,300	15,433	17,733	—	Dec 2006	40 yrs.
Industrial facilities in Salt Lake City, Utah	—	2,575	5,684	—	—	2,575	5,684	8,259	—	Dec 2006	38 - 40 yrs.

	$424,276	$144,554	$465,913	$48,220	$5,123	$147,122	$516,688	$663,810	$15,217

CPA®:16 – Global 2006 10-K — 64

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances (c)	Land	Buildings	Acquisition (a)	Investments (b)	Period Total (d)	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$20,169	$6,908	$21,012	$—	$3,641	$31,561	May 2004
Industrial facility in Alberta, Calgary, Canada	2,140	—	3,468	41	393	3,902	Aug 2004
Industrial facilities in Kearney, Missouri; Fair Bluff, North Carolina; York, Nebraska; Walbridge, Ohio; Middlesex Township, Pennsylvania; Rocky Mount, Virginia; Martinsburg, West Virginia; warehouse/distribution facility in Fair Bluff, North Carolina	16,682	2,980	29,191	—	(329)	31,842	Aug 2004
Retail facilities in Vantaa, Finland and Tornby, Linkoping Sweden	18,689	4,279	26,628	49	(1,409)	29,547	Dec 2004
Industrial and office facilities in Stuart, Florida and industrial facilities in Trenton and Southwest Harbor, Maine and Portsmouth, Rhode Island	22,002	—	38,189	—	(224)	37,965	May 2005
Warehouse and distribution and office facilities in Newbridge, United Kingdom	18,424	3,602	21,641	2	2,571	27,816	Dec 2005
Office facility in Marktheidenfeld, Germany	15,351	1,534	22,809	—	501	24,844	May 2006
Retail facilities in Socorro, El Paso and Fabens, Texas	14,922	3,890	19,603	31	(49)	23,475	Jul 2006
Various transportation and warehouse facilities in France	47,900	23,524	33,889	—	—	57,413	Dec 2006
Industrial facility in Bad Hersfeld, Germany	25,642	13,291	26,417	—	—	39,708	Dec 2006

	$201,921	$60,008	$242,847	$123	$5,095	$308,073

CPA®:16 – Global 2006 10-K — 65

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)
(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received and foreign currency translation adjustments.

(c)	Excludes a limited recourse construction loan on a build-to-suit project. The loan had a balance of $8,048 as of December 31, 2006.

(d)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate Subject to
	Operating Leases
	December 31,
	2006	2005	2004
Balance at beginning of year	$392,210	$59,097	$—
Additions	265,389	301,709	58,905
Reclassification from real estate under construction	—	33,362	—
Foreign currency translation adjustment	6,211	(1,958)	192

Balance at December 31,	$663,810	$392,210	$59,097

	Reconciliation of Accumulated Depreciation
	December 31,
	2006	2005	2004
Balance at beginning of year	$5,595	$443	$—
Depreciation expense	9,515	5,154	443
Foreign currency translation adjustment	107	(2)	—

Balance at December 31,	$15,217	$5,595	$443

At December 31, 2006, the aggregate cost of real estate owned by the Company and its consolidated subsidiaries for federal income tax purposes is $1,047,177.
CPA®:16 – Global 2006 10-K — 66

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
as of December 31, 2006
(in thousands)

		Final	Face Amount of	Carrying Amount
Description	Interest Rate	Maturity Date	Mortgage	of Mortgage
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC	6.347%	2/11/15	$9,504	$9,603
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	December 31,
	2006	2005	2004
Balance at beginning of year	$29,798	$20,291	$—
Additions	—	9,607	20,300
Repayment	(20,000)	—	—
Accretion of principal	30	19	—
Amortization of premium	(60)	(119)	(9)
Writeoff of unamortized premium	(165)	—	—

Balance at December 31,	$9,603	$29,798	$20,291

CPA®:16 – Global 2006 10-K — 67

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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2006 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
CPA®:16 – Global 2006 10-K — 68

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1) and (2) — Financial Statements and schedules — see index to financial statements and schedules included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-106838) filed on December 10, 2003

3.2	Bylaws of Registrant	Exhibit 3.2 to Pre-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003

4.1	2003 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Exhibit 4.1 to Post-effective Amendment No. 8 to the Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005

10.1	Form of Selected Dealer Agreement	Exhibit 10.1 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-119265) filed on January 26, 2006

10.2	Escrow Agreement	Exhibit 10.2 to Pre-effective Amendment No. 2 to the Registration Statement Form S-11 (No. 333-119265) filed on January 26, 2006

10.3	Form of Selected Investment Advisor Agreement	Exhibit 10.3 to Post-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-119265) filed on December 23, 2003

10.4	Form of Amended and Restated Sales Agency Agreement	Exhibit 10.4 to Pre-effective Amendment No. 4 to the Registration Statement Form S-11 (No. 333-119265) filed on February 14, 2006

10.5	Second Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Exhibit 10.5 to Post-effective Amendment No. 8 to Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005

10.6	Form of Wholesaling Agreement	Exhibit 10.6 to Pre-effective Amendment No. 1 to the Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003

10.7	Lease Agreement between TELC (NJ) QRS 16-30, INC. and Telcordia Technologies, Inc., dated as of March 15, 2005	Exhibit 10.18 to Pre-effective Amendment No. 2 to the Registration Statement on S-11 (No.333-119265) filed on January 26, 2006

10.8	Loan Agreement between Morgan Stanley Mortgage Capital Inc., as lender, and, TELC (NJ) QRS 16-30, INC., as borrower, dated as of March 14, 2005	Exhibit 10.19 to Pre-effective Amendment No. 2 to the Registration Statement on S-11 (No.333-119265) filed on January 26, 2006

10.9	Form of Selected Dealer Agreement by and among CPA®:16-Global, Carey Financial, LLC, Carey Asset Management Corp., W.P. Carey & Co. LLC and Ameriprise Financial Services, Inc.	Exhibit 10.20 to Pre-effective Amendment No. 4 to the Registration Statement on S-11 (No.333-119265) filed on February 14, 2006

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:16 – Global 2006 10-K — 69

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 3/26/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Carey	Chairman of the Board and Director	3/26/2007
William P. Carey

/s/ Gordon F. DuGan	Chief Executive Officer and Director	3/26/2007
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	3/26/2007

/s/ Claude Fernandez Claude Fernandez	Managing Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2007

/s/ Trevor P. Bond Trevor P. Bond	Director	3/26/2007

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/26/2007

/s/ Richard J. Pinola Richard J. Pinola	Chairman of the Audit Committee and Director	3/26/2007

/s/ James D. Price	Director	3/26/2007
James D. Price
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the annual report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
CPA®:16 – Global 2006 10-K — 70