Form 10-Q
period 2007-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2007-05-15
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant has 115,652,567 shares of common stock, $.001 par value outstanding at May 8, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 3/31/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
		(NOTE)

Assets
Real estate, net	$829,253	$648,593
Net investment in direct financing leases	316,080	308,073
Equity investments in real estate	114,099	111,870
Real estate under construction	42,605	75,372
Mortgage notes receivable	9,606	9,603
Cash and cash equivalents	457,713	464,223
Intangible assets, net	120,830	108,001
Other assets, net	38,766	49,905

Total assets	$1,928,952	$1,775,640

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$789,539	$630,795
Note payable	4,312	3,450
Accounts payable, accrued expenses and other liabilities	14,185	19,181
Prepaid and deferred rental income and security deposits	37,794	34,749
Due to affiliates	55,542	49,219
Distributions payable	18,557	16,067

Total liabilities	919,929	753,461

Minority interest in consolidated entities	16,057	31,358

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 115,637,373 and 114,701,851 shares issued and outstanding, respectively	116	115
Additional paid-in capital	1,037,430	1,028,933
Distributions in excess of accumulated earnings	(48,026)	(40,679)
Accumulated other comprehensive income	11,593	9,090

	1,001,113	997,459
Less, treasury stock at cost, 876,010 and 713,803 shares, respectively	(8,147)	(6,638)

Total shareholders’ equity	992,966	990,821

Total liabilities and shareholders’ equity	$1,928,952	$1,775,640

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2007	2006
Revenues
Rental income	$18,243	$10,355
Interest income from direct financing leases	6,146	3,152
Other operating income	450	816

	24,839	14,323

Operating Expenses
Depreciation and amortization	(5,232)	(2,633)
Property expenses	(3,989)	(2,812)
General and administrative	(1,319)	(1,074)

	(10,540)	(6,519)

Other Income and Expenses
Income from equity investments in real estate	1,752	1,703
Other interest income	6,197	1,461
Minority interest in income	(510)	(475)
Gain on foreign currency transactions, derivative instruments and other, net	269	26
Interest expense	(10,192)	(5,286)

	(2,484)	(2,571)

Income before income taxes	11,815	5,233
Provision for income taxes	(517)	(233)

Net Income	$11,298	$5,000

Earnings Per Share	$0.10	$0.09

Distributions Declared Per Share	$0.1617	$0.1575

Weighted Average Shares Outstanding	114,673,078	57,485,161

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Net Income	$11,298	$5,000
Other Comprehensive Income
Change in unrealized gain (loss) on marketable securities	6	(26)
Foreign currency translation adjustment	2,204	2,022
Change in unrealized gain on derivative instrument	293	374

	2,503	2,370

Comprehensive Income	$13,801	$7,370

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the three months ended March 31, 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated
				in Excess of	Other
		Common	Additional	Accumulated	Comprehensive
	Shares	Stock	Paid-In Capital	Earnings	Income	Treasury Stock	Total
Balance at December 31, 2006	113,988,048	$115	$1,028,933	$(40,679)	$9,090	$(6,638)	$990,821
Cumulative effect adjustment from adoption of FIN 48 (Note 11)				(90)			(90)

Balance at January 1, 2007	113,988,048	115	1,028,933	(40,769)	9,090	(6,638)	990,731
Shares issued $.001 par, at $10 per share, net of offering costs	755,815	1	6,700				6,701
Shares, $.001 par, issued to the advisor at $10 per share	179,707		1,797				1,797
Distributions declared				(18,555)			(18,555)
Net income				11,298			11,298
Change in other comprehensive income					2,503		2,503
Repurchase of shares	(162,207)					(1,509)	(1,509)

Balance at March 31, 2007	114,761,363	$116	$1,037,430	$(48,026)	$11,593	$(8,147)	$992,966

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows — Operating Activities
Net income	$11,298	$5,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	5,304	2,683
Straight-line rent adjustments and amortization of rent-related intangibles	(3)	(531)
Income from equity investments in real estate in excess of distributions received	(1,455)	(408)
Minority interest in income	510	475
Issuance of shares to affiliate in satisfaction of fees due	1,795	773
Realized (gain) loss on foreign currency transactions, net	(84)	4
Unrealized gain on foreign currency transactions, net	(185)	(30)
(Increase) decrease in funds in escrow	(509)	73
Increase in due to affiliates (a)	2,480	2,595
Changes in operating assets and liabilities (a)	3,345	(647)

Net cash provided by operating activities	22,496	9,987

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	800	915
Acquisition of real estate	(171,229)	(40,935)
Contributions to equity investments in real estate	(708)	(10,088)
Funds placed in escrow for future acquisition and construction of real estate	—	(7,957)
Release of funds held in escrow for acquisition and construction of real estate	3,048	2,832
VAT taxes paid in connection with acquisition of real estate	(796)	—
VAT taxes recovered in connection with acquisition of real estate	—	4,008
Proceeds from maturity of short-term investment	1,698	—
Receipt of principal payment of mortgage note receivable	70	66

Net cash used in investing activities	(167,117)	(51,159)

Cash Flows — Financing Activities
Distributions paid	(16,065)	(8,926)
Distributions paid to minority interest partners	(15,872)	(510)
Proceeds from mortgages and notes payable	167,583	10,614
Scheduled payments of mortgage principal	(2,214)	(1,314)
Deferred financing costs and mortgage deposits, net of deposits refunded	(592)	(358)
Proceeds from issuance of shares, net of costs of raising capital	6,703	3,963
Purchase of treasury stock	(1,509)	(1,045)

Net cash provided by financing activities	138,034	2,424

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	77	54

Net decrease in cash and cash equivalents	(6,510)	(38,694)
Cash and cash equivalents, beginning of period	464,223	155,374

Cash and cash equivalents, end of period	$457,713	$116,680

(a)	Changes in due to affiliates and operating assets and liabilities exclude amounts related to the raising of capital (financing activities) pursuant to our public offerings. At March 31, 2007 and 2006, the amount due to our advisor for such costs was $8,609 and $5,804, respectively. The above caption also excludes deferred acquisition fees payable related to the acquisition of real estate (investing activities).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 307 fully occupied properties leased to 59 tenants, totaling approximately 19.4 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. In December 2006, we entered into two investments in which we have a 50% interest and which we consolidate under the provisions of EITF 04-05 as we are the managing member in each of the limited liability companies that own the investments and there are no unaffiliated members with substantive kick-out or participation rights. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated.
Information about International Geographic Areas
We have international investments in Canada, Europe, Malaysia, Mexico, Thailand and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $6,438 and $3,006 for the three months ended March 31, 2007 and 2006, respectively and income from equity investments in real estate of $927 and $955 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 and December 31, 2006, long-lived assets related to international investments were $343,346 and $329,079, respectively and the carrying value of international equity investments in real estate was $74,530 and $73,452, respectively.
CPA®:16 – Global 3/31/2007 10-Q — 6

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes. As a result of these errors, net income was overstated by approximately $37 in 2005 and $341 in 2006. We have concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We have further concluded that the cumulative charge for the accrual for foreign income taxes of $378 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Recent Accounting Pronouncements
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007 (Note 11).
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial position and results of operations.
Note 3. Organization and Offerings
We commenced our initial public offering of up to 110,000,000 shares of common stock at a price of $10 per share in December 2003. The initial offering was conducted on a “best efforts” basis by Carey Financial, LLC (“Carey Financial”), a wholly-owned subsidiary of W. P. Carey & Co. LLC, and other selected dealers. We sold 55,332,415 shares of common stock in our initial offering before suspending sales activities on December 30, 2004. We formally terminated our initial offering in March 2005 by filing an amendment to the registration statement for our initial offering, to deregister shares of our common stock that remained unissued as of March 8, 2005, excluding 50,000,000 issuable under our Distribution Reinvestment and Share Purchase Plan (the “Plan”). In March 2006, we deregistered all remaining Plan shares with respect to this registration statement that were not issued as of March 23, 2006.
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
CPA®:16 – Global 3/31/2007 10-Q — 7

Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisor is also reimbursed for certain costs in connection with our offerings (Note 9). The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. As of March 31, 2007, the non-compounded cumulative distribution return was 5.98%. The asset management and performance fees will be payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $1,900 and $1,180 for the three months ended March 31, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion. Unpaid installments, which bear interest at an annual rate of 5%, totaled $31,674 and $28,517 as of March 31, 2007 and December 31, 2006, respectively and are included in due to affiliates in the consolidated financial statements. Current acquisition fees were $3,947 and $2,564 for investments that were acquired during the three months ended March 31, 2007 and 2006, respectively. Deferred acquisition fees were $3,157 and $2,052 for investments that were acquired during the three months ended March 31, 2007 and 2006, respectively, and were payable to the advisor subject to subordination to the performance criterion. All investments acquired during the three months ended March 31, 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. For investments acquired using the proceeds from our initial public offering, we paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses.
Included in due to affiliates in the consolidated balance sheets as of March 31, 2007 and December 31, 2006, is $45,919 and $40,490, respectively, of deferred costs related to services provided by the advisor (as described above). Payment of these amounts, which are inclusive of accrued interest payable on deferred acquisition fees of $2,300 and $1,928, respectively, is contingent on meeting our performance criterion. We currently expect to meet our performance criterion during the second quarter of 2007, at which time accrued performance fees of $11,945 will be payable to the advisor through the issuance of restricted common stock and deferred acquisition fee installments of $17,905 and interest on deferred acquisition fees of $2,300 as of March 31, 2007 will become payable to the advisor in cash in accordance with the terms of the advisory agreement.
In connection with managing our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $501 and $297 during the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 25% to 70%, with the remaining interests held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended March 31, 2007 and 2006, was $97 and $83, respectively. Based on current gross revenues, our estimated current share of aggregate future annual minimum lease payments is $388 through 2016.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2007	December 31, 2006
Cost	$848,462	$663,810
Less: Accumulated depreciation	(19,209)	(15,217)

	$829,253	$648,593

CPA®:16 – Global 3/31/2007 10-Q — 8

Note 6. Equity Investments in Real Estate
On April 29, 2004 we, along with two affiliates, Corporate Properties Associates 14 Incorporated (“CPA®:14”) and Corporate Properties Associates 15 Incorporated (“CPA®:15”), through a limited partnership in which we own a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.
Summarized financial information of the limited partnership is as follows:

	March 31, 2007	December 31, 2006
Assets (primarily real estate)	$312,381	$311,116
Liabilities (primarily mortgage notes payable)	(193,012)	(194,281)

Partners’ equity	$119,369	$116,835

Our share of equity investee’s net assets	$36,923	$36,150

	Three months ended March 31,
	2007	2006
Revenue (primarily rental income)	$7,144	$7,141
Expenses (primarily interest on mortgages and depreciation)	(4,623)	(4,692)

Net income	$2,521	$2,449

Our share of net income from equity investment in real estate	$770	$748

We also own interests in single-tenant net leased properties leased to corporations through non-controlling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence and (ii) as tenants-in-common subject to joint control. The ownership interests range from 25% to 50%. All of the underlying investments are owned with affiliates that have similar investment objectives to ours. The lessees are Actuant Corporation, TietoEnator Plc, Thales S.A., Pohjola Non-Life Insurance Company, Hellweg Die Profi-Baumarkte GmbH & Co. KG, Police Prefecture (French Government), OBI A.G. (“OBI”) and Consolidated Systems, Inc. We acquired our interests in the properties leased to OBI and Consolidated Systems during the first and fourth quarters of 2006, respectively, and acquired an interest in an additional property leased to OBI during the three months ended March 31, 2007 (Note 7).
Summarized financial information of the above mentioned equity investees is as follows:

	March 31, 2007	December 31, 2006
Assets (primarily real estate)	$876,432	$856,156
Liabilities (primarily mortgage notes payable)	(651,268)	(635,993)

Partners’ and members’ equity	$225,164	$220,163

Our share of equity investees’ net assets	$77,176	$75,720

	Three months ended March 31,
	2007	2006
Revenue (primarily rental income and interest income on direct financing leases)	$17,471	$11,261
Expenses (primarily interest on mortgages and depreciation)	(14,122)	(8,080)

Net income	$3,349	$3,181

Our share of net income from equity investments in real estate	$982	$955

Note 7. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — During the three months ended March 31, 2007, we acquired four investments (two domestic, one in France and one in Finland), at a total cost of $148,859, which is based upon the exchange rate of the Euro at the date of acquisition where appropriate. The investment in France represented the fulfillment of a commitment we made in connection with an investment in 2006 to purchase additional properties by March 31, 2007. We also agreed to expand an existing property at one of the domestic investments, as
CPA®:16 – Global 3/31/2007 10-Q — 9

described in “Real Estate Under Construction” below. In connection with our investment activity, we obtained $131,267 in limited recourse mortgage financing with a weighted average annual fixed interest rate and term of 5.93% and 12.1 years, respectively.
2006 — During the three months ended March 31, 2006, we acquired two domestic investments at a total cost of $31,038. In connection with one of these investments, $9,000 in limited recourse mortgage financing was obtained with an annual fixed interest rate of 6.48% and 20 year term.
Equity Investments in Real Estate Acquired
2007 — In March 2007, through an existing venture with an affiliate where our ownership interest is 25%, we acquired an additional equity investment in real estate in Poland. We are accounting for this investment under the equity method of accounting, as we do not have a controlling interest but exercise significant influence. Our proportionate share of cost and non-recourse mortgage financing in this investment is $2,739 and $2,031, respectively, based upon the exchange rate of the Euro at the date of acquisition. Although the non-recourse mortgage financing is variable, as a result of entering into an interest rate swap agreement that will be effective July 2007, the financing will have an effective annual fixed interest rate of 5.73%. The financing matures in July 2016.
2006 — In March 2006, we, together with an affiliate, acquired an equity investment in real estate in Poland where our ownership interest is 25%. We are accounting for this investment under the equity method of accounting as we do not have a controlling interest. Our proportionate share of cost and non-recourse mortgage financing in this investment is $45,989 and $36,306, respectively, based upon the exchange rate of the Euro at the date of acquisition. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements that became effective July 2006, the financing has an effective blended annual fixed interest rate of 5%. The financing matures in July 2016.
Real Estate Under Construction
2007 — In March 2007, we entered into an agreement to expand a domestic property for a total cost of $7,000, based on current estimated construction costs. Costs incurred through March 31, 2007 of $42,605 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. We also obtained limited resource mortgage financing on a current build-to-suit project of $23,000 at an annual fixed interest rate and term of 6.21% and 15 years, respectively, inclusive of minority interest of $10,327.
2006 — In January 2006, we entered into a domestic build-to-suit project at a total cost of $26,020, based on estimated construction costs. We also obtained limited resource mortgage financing of up to $16,349 to finance construction at an existing domestic build-to-suit at an annual fixed interest rate of 5.75% maturing in 2027, of which $11,056 and $8,048 was drawn down as of March 31, 2007 and December 31, 2006, respectively.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $104,337, which are being amortized over periods ranging from 3 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	March 31, 2007	December 31, 2006
Lease intangibles In-place lease	$78,295	$67,984
Tenant relationship	23,050	19,778
Above-market rent	28,702	27,689
Less: accumulated amortization	(9,217)	(7,450)

	$120,830	$108,001

Below-market rent	$(25,710)	$(24,792)
Less: accumulated amortization	1,431	1,125

	$(24,279)	$(23,667)

Net amortization of intangibles, including the effect of foreign currency translation, was $1,462 and $767 for the three months ended March 31, 2007 and 2006, respectively. Based on the intangibles recorded through March 31, 2007, annual net amortization of intangibles for the next five years is $8,460 for each of 2007 and 2008 and $7,466 thereafter.
CPA®:16 – Global 3/31/2007 10-Q — 10

Note 9. Commitments and Contingencies
As of March 31, 2007, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of the advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
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
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of CPA®:15’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with CPA®:15 and other REITs managed by the advisor, as well as the disclosure of such arrangements. At that time the advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the advisor, Carey Financial, and REITs managed by the advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the advisor, Carey Financial or any REIT managed by the advisor in connection with the distribution of the advisor’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), CPA®:14 and CPA®:15), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer, which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and CPA®:15 paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
The advisor and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on the advisor and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against the advisor or Carey Financial could also have a material adverse effect on us because of our dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that
CPA®:16 – Global 3/31/2007 10-Q — 11

these inquiries or proceedings will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
We are liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of our securities were $79,856 through March 31, 2007, of which we have reimbursed $71,247. Unpaid costs are included in due to affiliates in the consolidated financial statements.
Note 10. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in Canada, Europe, Malaysia, Mexico, Thailand and the United Kingdom and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
We are also exposed to foreign exchange rate movements primarily in the Euro and the British pound sterling and, to a lesser extent, the Canadian dollar, Polish zloty, Swedish krona, Thai baht and Malaysian ringgit. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of the difference.
During 2006, we obtained a 25% interest in a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition) in a venture which obtained two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. One of our affiliates owns the remaining 75% interest in this venture. Our interest in the interest rate swaps has a fair value asset of $1,187 and $894 as of March 31, 2007 and December 31, 2006, respectively and is included in equity investments in real estate in the consolidated financial statements. Our share of the change in net unrealized gain is $293 and $374 for the three months ended March 31, 2007 and 2006, respectively and is included in other comprehensive income in shareholders’ equity. In connection with an investment in March 2007, we obtained an interest in an interest rate swap that will become effective in July 2007 (Note 7). In connection with obtaining an interest in a variable rate mortgage loan in April 2007, we also obtained an interest in an interest rate swap agreement (Note 12).
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The majority of our real estate properties and related loans are located in the United States, with New Jersey (14%) representing the only significant geographic concentration (greater than 10% of annualized lease revenue). Our real estate properties in Europe accounted for 22% of annualized lease revenue during the three months ended March 31, 2007. Our real estate properties contain significant concentrations in the following asset types as of March 31, 2007: industrial (51%), office (20%) and warehouse/distribution facilities (19%) and the following tenant industries as of March 31, 2007: automotive (13%) and transportation
CPA®:16 – Global 3/31/2007 10-Q — 12

(cargo) (11%). While the automotive industry is currently experiencing a challenging business environment, none of our automotive tenants have declared bankruptcy as of March 31, 2007 and we continue to monitor these tenants closely.
Note 11. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States, Canada, Europe Malaysia, Mexico, Thailand and the United Kingdom and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 includes $378 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $84 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have $6 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Subsequent Events
In April 2007, we acquired a 27% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 25.65% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $113,588. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, of which our share is $98,374, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of the purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has also agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
In April 2007, we obtained limited recourse mortgage financing on a completed build-to-suit project of $17,290. The financing has a fixed annual interest rate and term of 6.30% and 10 years, respectively.
CPA®:16 – Global 3/31/2007 10-Q — 13

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 307 fully occupied properties leased to 59 tenants and totaling approximately 19.4 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — During the three months ended March 31, 2007, we entered into five investments at a total cost of $158,598. We entered into two domestic investments and investments in France and Finland at a total cost of $148,859, and entered into a domestic build-to-suit project for total estimated construction costs of $7,000. We also increased our investment in a venture located in Poland for a total cost of $2,739, which we account for under the equity method of accounting. In connection with this investment activity, during the three months ended March 31, 2007 we obtained limited recourse mortgage financing of $100,560, with a weighted average fixed annual interest rate and term of approximately 5.94% and 12.6 years, respectively. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Financing Activity — In addition to financing obtained on our investments as described in “Investing Activity” above, during the three months ended March 31, 2007 we obtained limited recourse mortgage financing totaling $32,737 on existing properties with a weighted average fixed annual interest rate and term of approximately 5.90% and 10.6 years, respectively. We also obtained limited resource mortgage financing on a current build-to-suit project of $23,000 at an annual fixed interest rate and term of 6.21% and 15 years, respectively, inclusive of minority interest of $10,327.
Quarterly Distribution — In March 2007, our board of directors approved and increased the 2007 first quarter distribution to $0.1617 per share payable in April 2007 to shareholders of record as of March 31, 2007.
SEC Investigation — As previously reported, the advisor and Carey Financial, LLC, the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an investigation by the SEC into payments made to third-party broker-dealers in connection with the distribution of REITs managed by the advisor and other matters. Although no regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect the advisor and the REITs managed by the advisor, including us.
Developments occurring subsequent to our first quarter include:
Investment Activity — In April 2007, we acquired a 27% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 25.65% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $113,588. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, of which our share is $98,374, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of the purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has also agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
Financing Activity — In April 2007, we obtained limited recourse mortgage financing on a completed build-to-suit project of $17,290. The financing has a fixed annual interest rate and term of 6.30% and 10 years, respectively.
CPA®:16 – Global 3/31/2007 10-Q — 14

Directors — Effective April 2, 2007, Trevor Bond resigned from our board of directors in connection with his appointment to the board of directors of W. P. Carey & Co. LLC. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
Current trends include:
We continue to see increased competition for net leased properties as capital continued to flow into real estate, in general, and net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investments opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. Investment activity during the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three months ended March 31,
	2007	2006
Total investments (a)	$158,598	$103,047
Number of investments	5	4
Average investment size	$31,720	$25,762
Percentage of international investments	20%	44%

(a)	Inclusive of minority interest or reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign exchange rate at the date of acquisition, as applicable.
International investments comprised a significant portion of our investment activity during the three months ended March 31, 2007 and 2006 and we currently believe that this trend will continue, although the percentage of international investments in any given period may vary.
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
Credit and financing spreads are at relatively low levels on a historic basis. While there are general concerns that these spreads may widen in the near term, we have not seen any material widening to date during 2007. Widening of credit and financial spreads could increase our cost of borrowing for new acquisitions and refinancing of existing debt, but may also allow us to charge higher lease rates for new leases.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro, which accounts for approximately 16% of annualized contractual lease revenues. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2007, the average rate for the U.S. dollar in relation to the Euro was weaker than during the three months ended March 31, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current period as compared to the first quarter of 2006.
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
CPA®:16 – Global 3/31/2007 10-Q — 15

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
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Rental income	$18,243	$10,355
Interest income from direct financing leases	6,146	3,152

	$24,389	$13,507

CPA®:16 – Global 3/31/2007 10-Q — 16

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2007	2006
Telcordia Technologies, Inc.	$2,250	$2,206
Fraikin SAS (a) (b) (d)	1,311	—
The Talaria Company (Hinckley) (c)	1,251	1,254
Huntsman International, LLC	1,006	1,006
Nordic Cold Storage LLC (d)	1,000	—
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (b)	961	935
Ply Gem Industries, Inc. (b)	913	885
TRW Vehicle Safety Systems Inc. (a)	892	—
Kings Super Markets Inc. (a)	835	—
Performance Fibers GmBH (a) (b)	810	—
Finisar Corporation	794	810
Gortz & Schiele GmBH & Co. and Goertz & Schiele Corporation (a) (b) (c)	790	—
Foss Manufacturing Company, LLC	782	799
Polestar Petty Ltd. (b)	727	642
Dick’s Sporting Goods, Inc. (c) (d)	673	336
LFD Manufacturing Limited, IDS Logistics (Thailand) Limited and IDS Manufacturing SDN BHD (a) (b)	641	573
Edgen Murray Europe Limited (f/k/a Murray International Metals, Limited) (b)	561	496
Bob’s Discount Furniture, LLC (a)	537	240
Hilite Germany GmbH & Co. KG (a) (b)	504	—
Plantagen Finland Oy and Plantagen Sverige AB (b)	446	402
HMS Healthcare, Inc.	419	426
Gateway Medical Research, Inc. (a)	412	—
Xpedite Systems, Inc.	398	398
Southwest Convenience Stores, LLC (a)	398	—
Other (a) (b) (d)	5,078	2,099

	$24,389	$13,507

(a)	We acquired or placed into service our interest in this investment during 2006.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Includes lease revenues applicable to minority interests totaling $1,072 and $712 for the three months ended March 31, 2007 and 2006, respectively.

(d)	We acquired or placed into service our interest in this investment during 2007.
CPA®:16 – Global 3/31/2007 10-Q — 17

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 25% to 50%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	$2,196	$2,196
Thales S.A.(a) (b)	1,096	942
OBI A.G. (a) (c) (d)	887	8
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	831	759
Police Prefecture, French Government (a)	816	746
Pohjola Non-life Insurance Company (a)	784	730
TietoEnator Plc (a)	744	683
Actuant Corporation (a)	200	178
Consolidated Systems, Inc. (c)	72	—

	$7,626	$6,242

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	Increase is primarily due to INSEE-based rent increase.

(c)	We acquired our interest in this investment during 2006.

(d)	We acquired an interest in an additional property leased to this tenant during 2007.
Results of Operations
The results of operations presented below for the three months ended March 31, 2007 and 2006 are not expected to be representative of future results because we anticipate that our asset base will continue to increase substantially as we invest the proceeds from our second public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation and amortization are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
Lease Revenues
For the three months ended March 31, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $10,882 primarily as a result of recent investment activity. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $3,170 and $7,449 of this increase, respectively. Rent increases at several existing properties also contributed to the increase.
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
Other Operating Income
Other operating income generally consists of interest income on mortgages receivable, costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursed tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
For the three months ended March 31, 2007 and 2006, other operating income decreased by $366, primarily as the result of a decrease in interest income on mortgages receivable due to Bluelinx’s prepayment of their mortgage note receivable in June 2006.
Depreciation and Amortization
For the three months ended March 31, 2007 and 2006, depreciation and amortization increased $2,599 primarily as a result of depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2006.
CPA®:16 – Global 3/31/2007 10-Q — 18

Property Expenses
For the three months ended March 31, 2007 and 2006, property expenses increased by $1,177 primarily due to an increase in asset management and performance fees payable to our advisor as a result of the increase in our asset base due to investment activity in 2007 and 2006.
General and Administrative
For the three months ended March 31, 2007 and 2006, general and administrative expenses increased by $245, primarily due to an increase of $218 in our share of expenses allocated by the advisor as a result of the increase in our asset base due to investment volume in 2007 and 2006.
Other Interest Income
For the three months ended March 31, 2007 and 2006 other interest income increased by $4,736, primarily due to an increase in our average cash balances as a result of proceeds received from our second public offering and an increase in interest rates. As we continue to invest the proceeds of our second public offering, we expect other interest income to decrease.
Interest Expense
For the three months ended March 31, 2007 and 2006, interest expense increased by $4,906. This increase is primarily due to the impact of limited recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2006, which resulted in higher average outstanding balances.
Net Income
For the three months ended March 31, 2007 and 2006, net income increased by $6,298, primarily from the positive results of operations (lease revenue less depreciation, property expense and interest expense) of investments entered into during 2007 and 2006 as well as an increase in interest income generated by funds raised in our second public offering. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $457,713 as of March 31, 2007, which represents a decrease of $6,510 since December 31, 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the three months ended March 31, 2007 is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2007, we used cash flows from operating activities of $22,496 to fund a significant portion of distributions to shareholders of $16,065, scheduled mortgage principal installments of $2,214 and distributions of $15,872 to minority interest partners. Distributions to minority partners include the minority partners’ share of proceeds from limited recourse mortgage financing obtained on two investments totaling $15,720 (see Financing Activities below). For 2007, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $1,795 through the issuance of common stock rather than in cash. Performance fees have not been paid, as we have not yet achieved the performance criterion (see Cash Requirements below).
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. During the three months ended March 31, 2007, we used $171,229 to enter into four investments and to fund construction costs at six build-to-suit projects, three of which were completed during the period. We also contributed $708 to a venture in connection with the purchase of an equity investment in real estate and paid $796 in recoverable value added taxes in connection with an investment in France. Our investment activity was funded partially through the release of amounts held in escrow totaling $3,048 and through the use of existing cash balances, proceeds from our public offerings and proceeds from limited recourse mortgage financing.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we obtained $167,583 in mortgage financing to fund investment activity, of which $9,399 represented the release of funds held back by a mortgage lender in December 2006. Of these mortgage proceeds, $15,720 was distributed to minority interest partners, including the minority partner’s share of the funds released by the lender. We also received $6,703 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $1,509 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
CPA®:16 – Global 3/31/2007 10-Q — 19

Summary of Financing
The table below summarizes our mortgage notes payable as of March 31, 2007 and 2006, respectively.

	March 31,
	2007	2006
Balance:
Fixed rate	$763,503	$369,173
Variable rate (1)	30,348	—

Total	$793,851	$369,173

Percent of total debt:
Fixed rate	96%	100%
Variable rate (1)	4%	0%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.90%	5.88%
Variable rate (1)	5.09%	N/A

(1)	Included in variable rate debt at March 31, 2007 is (i) $4,312 in aggregate principal of notes payable which have not been hedged and (ii) a $26,036 mortgage obligation which is currently fixed rate but which has an interest rate reset feature which will change the interest rate to a new fixed rate during the term.
Cash Resources
As of March 31, 2007, our cash resources consisted of cash and cash equivalents of $457,713, of which $8,125, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements, and unleveraged properties with a carrying value of $54,398. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2007 including:
–	The impact from any investments we enter into during 2007, the full year impact of investments entered into in 2006 and the expected completion of several build-to-suit projects in 2007, all of which we currently expect will have a net positive impact on cash flow.

–	The advisor’s election in 2007 to continue to receive asset management and performance fees in restricted shares will result in additional cash flow.

–	Scheduled rent increases on several properties during 2007 should result in additional cash flow.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have a $4,312 note payable due in June 2008 and no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders, funding build-to-suit commitments on projects that we currently estimate to total $47,850 as well as other normal recurring operating expenses.
In accordance with our advisory agreement with the advisor, we owe the advisor performance fees of 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. Additionally, we owe the advisor deferred acquisition fees that are calculated based on the aggregate cost of investments acquired and are payable in equal annual installments over three years and bear interest at an annual rate of 5%. These performance and deferred acquisition fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. As of March 31, 2007, the non-compounded cumulative distribution return was 5.98%, and we currently expect to meet the 6% cumulative performance criterion in the second quarter of 2007. As of March 31, 2007, when the performance criterion is met we will owe the following amounts to the advisor:
–	Deferred acquisition fee installments and interest on deferred acquisition fees totaling $17,905 and $2,300, respectively. These amounts will be paid in cash in accordance with the terms of the advisory agreement and we expect to use our existing cash resources to make these payments. In addition, as of March 31, 2007 we owe an additional $13,769 in deferred acquisition fee installments, of which $8,054 will become payable on January 1, 2008 if we meet the performance criterion, with the remainder due in 2009 and 2010.

–	Performance fees totaling $11,945, which will be paid through the issuance of restricted common stock. As the advisor has elected to continue to receive asset management and performance fees in common stock in 2007, any
CPA®:16 – Global 3/31/2007 10-Q — 20

additional performance fees that accrue prior to meeting the performance criterion will also be paid through the issuance of common stock.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years
Mortgage notes payable — Principal	$789,539	$11,605	$28,389	$32,880	$716,665
Mortgage notes payable — Interest	473,514	46,587	90,964	87,923	248,040
Note payable — Principal (1)	4,312	—	4,312	—	—
Note payable — Interest	224	184	40	—	—
Deferred acquisition fees — Principal (2)	31,674	25,959	5,715	—	—
Deferred acquisition fees — Interest (2)	3,378	3,040	338	—	—
Build-to-suit commitments (3)	47,850	47,850	—	—	—
Operating leases (4)	3,654	364	731	759	1,800

	$1,354,145	$135,589	$130,489	$121,562	$966,505

(1)	Represents a note payable obtained in connection with an investment in France in order to fund the payment of value added taxes.

(2)	Includes deferred acquisition fees and accrued interest thereon of $17,905 and $2,300, respectively, which will be payable to the advisor once we meet our performance criterion, which we currently expect to occur during the second quarter of 2007.

(3)	Represents remaining build-to-suit commitments for four projects:

	–	Blairsville, Pennsylvania — estimated total construction costs are currently projected to be $25,152 of which $19,027 was funded as of March 31, 2007.

	–	Bloomington, Minnesota — estimated total construction costs are currently projected to be $47,200 of which $15,502 was funded as of March 31, 2007.

	–	Norwich, Connecticut — estimated total construction costs are currently projected to be $12,500 of which $9,473 was funded as of March 31, 2007.

	–	Columbia, South Carolina — estimated total construction costs are currently projected to be $7,000.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2007. As of March 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:16 – Global 3/31/2007 10-Q — 21

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
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We have interests in interest rate swaps that had a fair value of $1,187 and $894 as of March 31, 2007 and December 31, 2006, respectively. In connection with an investment in March 2007, we obtained an interest in an interest rate swap that will become effective in July 2007. In connection with obtaining an interest in a variable rate mortgage loan in April 2007, we also obtained an interest in an interest rate swap agreement (refer to “Developments occurring subsequent to our first quarter” above).
At March 31, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates and scheduled amortization payments of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. As of March 31, 2007, annual interest rates ranged from 4.36% to 7.34% on fixed rate debt and from 4.27% to 5.23% on variable rate debt.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$8,469	$12,751	$14,346	$15,524	$16,872	$695,541	$763,503	$765,835
Weighted average interest rate	5.89%	5.92%	5.93%	5.94%	5.98%	5.90%
Variable rate debt	$—	$4,475	$325	$325	$325	$24,898	$30,348	$30,348
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $28,821. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $43 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at a fixed rate but has an interest rate reset feature which will change the interest rate to a new fixed rate during the term. Such debt is generally not subject to short-term fluctuations in interest rates.
CPA®:16 – Global 3/31/2007 10-Q — 22

Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union, Thailand, Malaysia and Canada and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains (losses) were $84 and ($4) for the three months ended March 31, 2007 and 2006, respectively and net unrealized foreign currency translation gains were $185 and $30 for the three months ended March 31, 2007 and 2006, respectively. Such gains (losses) are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
CPA®:16 – Global 3/31/2007 10-Q — 23

Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of March 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2007 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we have augmented our internal and external tax resources to assist us with the review and assessment of foreign tax obligations.
CPA®:16 – Global 3/31/2007 10-Q — 24

PART II
(in thousands, except share and per share amounts)
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2007, 179,707 shares of common stock were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	162,207	$9.30	N/A	N/A

Total	162,207

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 3/31/2007 10-Q — 25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 5/15/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2007	By:	/s/ Claude Fernandez
Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 3/31/2007 10-Q — 26