Form 10-Q
period 2007-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2007-08-14
CIK 1250873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Registrant has 117,910,379 shares of common stock, $.001 par value outstanding at August 8, 2007.

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
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 6/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$1,325,875	$648,593
Net investment in direct financing leases	323,402	308,073
Equity investments in real estate	115,590	111,870
Real estate under construction	46,246	75,372
Notes receivable	350,368	9,603
Cash and cash equivalents	394,967	464,223
Intangible assets, net	158,330	108,001
Other assets, net	188,924	49,905

Total assets	$2,903,702	$1,775,640

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,230,788	$630,795
Note payable	4,357	3,450
Accounts payable, accrued expenses and other liabilities	120,632	19,181
Prepaid and deferred rental income and security deposits	89,032	34,749
Due to affiliates	54,500	49,219
Distributions payable	18,744	16,067

Total liabilities	1,518,053	753,461

Minority interest in consolidated entities	389,437	31,358

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 116,701,430 and 114,701,851 shares issued and outstanding, respectively	117	115
Additional paid-in capital	1,047,697	1,028,933
Distributions in excess of accumulated earnings	(56,728)	(40,679)
Accumulated other comprehensive income	15,719	9,090

	1,006,805	997,459
Less, treasury stock at cost, 1,139,065 and 713,803 shares, respectively	(10,593)	(6,638)

Total shareholders’ equity	996,212	990,821

Total liabilities and shareholders’ equity	$2,903,702	$1,775,640

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Rental income	$29,028	$11,798	$47,271	$22,153
Interest income from direct financing leases	6,468	3,370	12,614	6,522
Interest income on notes receivable	6,310	638	6,616	1,366
Other operating income	326	655	470	743

	42,132	16,461	66,971	30,784

Operating Expenses
Depreciation and amortization	(8,515)	(3,112)	(13,747)	(5,766)
Property expenses	(5,181)	(2,881)	(9,170)	(5,672)
General and administrative	(1,900)	(1,019)	(3,219)	(2,093)

	(15,596)	(7,012)	(26,136)	(13,531)

Other Income and Expenses
Income from equity investments in real estate	1,519	1,777	3,271	3,480
Other interest income	6,122	1,970	12,319	3,431
Minority interest in income	(6,116)	(516)	(6,626)	(991)
Gain on foreign currency transactions and other, net	49	40	318	66
Interest expense	(17,175)	(5,824)	(27,367)	(11,110)

	(15,601)	(2,553)	(18,085)	(5,124)

Income before income taxes	10,935	6,896	22,750	12,129
Provision for income taxes	(892)	(47)	(1,409)	(280)

Net Income	$10,043	$6,849	$21,341	$11,849

Earnings Per Share	$0.09	$0.10	$0.19	$0.19

Weighted Average Shares Outstanding	115,527,351	65,680,890	115,102,574	61,420,609

Distributions Declared Per Share	$0.1622	$0.1588	$0.3239	$0.3163

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$10,043	$6,849	$21,341	$11,849
Other comprehensive income
Change in unrealized gain (loss) on marketable securities	(111)	23	(105)	(3)
Foreign currency translation adjustment	2,571	2,527	4,775	4,549
Change in unrealized gain on derivative instruments	1,666	873	1,959	1,247

	4,126	3,423	6,629	5,793

Comprehensive income	$14,169	$10,272	$27,970	$17,642

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated
				in Excess of	Other
		Common	Additional	Accumulated	Comprehensive
	Shares	Stock	Paid-In Capital	Earnings	Income	Treasury Stock	Total
Balance at December 31, 2006	113,988,048	$115	$1,028,933	$(40,679)	$9,090	$(6,638)	$990,821
Cumulative effect adjustment from adoption of FIN 48 (Note 11)				(90)			(90)

Balance at January 1, 2007	113,988,048	115	1,028,933	(40,769)	9,090	(6,638)	990,731
Shares issued $.001 par, at $10 per share, net of offering costs	1,610,047	2	14,869				14,871
Shares, $.001 par, issued to the advisor at $10 per share (1)	389,532		3,895				3,895
Distributions declared				(37,300)			(37,300)
Net income				21,341			21,341
Change in other comprehensive income					6,629		6,629
Repurchase of shares	(425,262)					(3,955)	(3,955)

Balance at June 30, 2007	115,562,365	$117	$1,047,697	$(56,728)	$15,719	$(10,593)	$996,212

(1)	In July 2007, 1,194,549 shares of common stock were issued to the advisor in payment of previously deferred performance fees (Note 4).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$21,341	$11,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	13,893	5,964
Straight-line rent adjustments and amortization of rent-related intangibles	(189)	(909)
Income from equity investments in real estate in excess of distributions received	(1,278)	(867)
Minority interest in income	6,626	991
Issuance of shares to affiliate in satisfaction of fees due	3,895	2,457
Realized gain on foreign currency transactions, net	(277)	(230)
Unrealized gain on foreign currency transactions, net	(41)	(2)
Increase (decrease) in accrued interest	5,516	(48)
Increase in due to affiliates	5,159	3,570
Changes in operating assets and liabilities	3,278	1,360

Net cash provided by operating activities	57,923	24,135

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	1,396	3,372
Acquisitions of real estate and other capital expenditures	(385,182)	(145,964)
Purchases of notes receivable	(337,764)	—
Contributions to equity investments in real estate	(723)	(10,088)
Funds placed in escrow for future acquisition and construction of real estate	(19,112)	(29,915)
Release of funds held in escrow for acquisition and construction of real estate	3,985	2,251
VAT taxes (paid) recovered in connection with acquisitions of real estate	(796)	4,008
Proceeds from maturity of short-term investment	1,698	—
Receipt of principal payment of mortgage note receivable	142	135
Receipt of principal prepayment of mortgage note receivable	—	20,000

Net cash used in investing activities	(736,356)	(156,201)

Cash Flows — Financing Activities
Distributions paid	(34,623)	(17,978)
Distributions paid to minority interest partners	(296,565)	(985)
Contributions from minority interest partners	333,368	—
Proceeds from mortgages and notes payable	604,203	73,732
Scheduled payments of mortgage principal	(4,941)	(2,634)
Deferred financing costs and mortgage deposits, net of deposits refunded	(149)	(691)
Proceeds from issuance of shares, net of costs of raising capital	14,871	150,582
Purchase of treasury stock	(3,955)	(2,209)

Net cash provided by financing activities	612,209	199,817

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(3,032)	(229)

Net (decrease) increase in cash and cash equivalents	(69,256)	67,522
Cash and cash equivalents, beginning of period	464,223	155,374

Cash and cash equivalents, end of period	$394,967	$222,896

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 352 fully occupied properties leased to 60 tenants, totaling approximately 21 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations. As described in Note 7, in April 2007, we and our affiliates acquired interests in two ventures in which our total effective ownership interest is 25.98%. These ventures are deemed to be VIEs of which we are deemed to be the primary beneficiary and, therefore, we consolidate the ventures in our financial statements.
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
Information about International Geographic Areas
We have international investments in Europe, Canada, Mexico, Malaysia and Thailand, which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Lease revenues	$15,357	$3,275	$21,795	$6,281
Interest income on notes receivable	6,131	—	6,131	—
Income from equity investments in real estate	1,031	1,060	1,957	2,014
CPA®:16 – Global 6/30/2007 10-Q — 6

Notes to Consolidated Financial Statements

	As of
	June 30, 2007	December 31, 2006
Long-lived assets	$1,133,031	$329,079
Equity investments in real estate	77,042	73,452
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes. As a result of these errors, net income was overstated by approximately $37 in 2005 and $341 in 2006. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes of $378 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the quarter ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007 (Note 11).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
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
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1
CPA®:16 – Global 6/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
FIN 46(R)-7
In May 2007, the FASB issued Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
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
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisor is also reimbursed for certain costs in connection with our offerings (Note 9). The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met as of June 30, 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $2,186 and $1,337 for the three months ended June 30, 2007 and 2006, respectively, and $4,086 and $2,517 for the six months ended June 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion. Current acquisition fees were $8,366 and $4,626 for investments that were acquired during the six months ended June 30, 2007 and 2006, respectively. Deferred acquisition fees were $6,693 and $3,701 for investments that were acquired during the six months ended June 30, 2007 and 2006, respectively, and became payable to the advisor when we met the performance criterion in June 2007. All investments acquired during the six months ended June 30, 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs
CPA®:16 – Global 6/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
incurred. For investments acquired using the proceeds from our initial public offering, we paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses.
In June 2007, we met our performance criterion, and as a result, amounts included in due to affiliates in the consolidated balance sheets totaling $45,919 as of June 30, 2007, consisting of performance fees of $11,945, deferred acquisition fees of $31,674 and interest thereon of $2,300, became payable to the advisor. During July 2007, we paid the previously deferred performance fees totaling $11,945 to the advisor in the form of 1,194,549 restricted shares of our common stock. Deferred acquisition fees of $31,674 and interest thereon of $2,300 will be paid to the advisor in cash beginning in January 2008. We will pay these deferred acquisition fees in three annual installments of $28,259 in January 2008 (including the deferred interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $455 and $308 during the three months ended June 30, 2007 and 2006, respectively, and $956 and $605 during the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 25% to 70%, with the remaining interests held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended June 30, 2007 and 2006, was $96 and $88, respectively, and was $193 and $171 for the six months ended June 30, 2007 and 2006, respectively. Based on current gross revenues, our estimated current share of aggregate future annual minimum lease payments is $327 through 2016.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2007	December 31, 2006
Cost	$1,352,295	$663,810
Less: Accumulated depreciation	(26,420)	(15,217)

	$1,325,875	$648,593

Note 6. Equity Investments in Real Estate
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
CPA®:16 – Global 6/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	June 30, 2007	June 30, 2007	December 31, 2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	30.77%	$36,591	$36,150
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)	25%	16,485	15,397
Police Prefecture, French Government	50%	13,827	14,020
OBI A.G. (2)	25%	13,328	10,750
Thales S.A.	35%	10,602	10,355
Pohjola Non-life Insurance Company	40%	9,997	10,128
TietoEnator Plc	40%	9,770	9,918
Actuant Corporation	50%	2,741	2,883
Consolidated Systems, Inc.	40%	2,249	2,269

		$115,590	$111,870

(1)	In April 2007, we acquired an interest in a second transaction with Hellweg which we consolidate (Note 7).

(2)	We acquired an interest in an additional property leased to OBI during March 2007 (Note 7).
In April 2004 we, along with two affiliates, Corporate Properties Associates 14 Incorporated (“CPA®:14”) and Corporate Properties Associates 15 Incorporated (“CPA®:15”), through a limited partnership in which we own a 30.77% limited partnership interest, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP and the truck rental facilities are leased to U-Haul Moving Partners, Inc.
Summarized financial information of the limited partnership is presented below:

	June 30, 2007	December 31, 2006
Assets	$311,194	$311,116
Liabilities	(192,886)	(194,281)

Partners’ equity	$118,308	$116,835

	Six months ended June 30,
	2007	2006
Revenue	$14,209	$14,292
Expenses	(9,349)	(9,492)

Net income	$4,860	$4,800

Our share of income from equity investments in real estate	$1,483	$1,465

Combined summarized financial information (for the entire venture, not our proportionate share) of our remaining equity investees is presented below:

	June 30, 2007	December 31, 2006
Assets	$893,458	$856,156
Liabilities	(658,922)	(635,993)

Partners’ and members’ equity	$234,536	$220,163

	Six months ended June 30,
	2007	2006
Revenue	$36,336	$27,462
Expenses	(29,284)	(20,968)

Net income	$7,052	$6,494

Our share of income from equity investments in real estate	$1,788	$2,015

CPA®:16 – Global 6/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
Note 7. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — During the six months ended June 30, 2007, we acquired seven investments (four domestic and one each in Germany, Finland and France) at a total cost of $658,532, inclusive of minority interest of $330,416, which is based upon the exchange rate of the Euro at the date of acquisition where applicable. In connection with our investment activity, we obtained $548,863 in limited recourse mortgage financing, inclusive of minority interest of $280,237, with a weighted average annual fixed interest rate and term of 5.67% and 10.5 years, respectively. A significant portion of this investment and financing activity relates to a transaction in Germany (see Hellweg below).
2006 — During the six months ended June 30, 2006, we acquired five investments (four domestic and one in Germany), at a total cost of $114,300, which is based upon the exchange rate of the Euro at the date of acquisition where applicable. In connection with our investment activity, we obtained $51,014 in limited recourse mortgage financing with a weighted average annual fixed interest rate and term of 6.06% and 12.8 years, respectively.
Equity Investments in Real Estate Acquired
2007 — In March 2007, through an existing venture with an affiliate in which our ownership interest is 25% (see below), we acquired an additional equity investment in real estate in Poland. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The total cost of this investment (not our proportionate share) is $10,955. The venture obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.73% through an interest rate swap agreement that matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
2006 — In March 2006, we and an affiliate entered into a venture in Poland in which our ownership interest is 25%. We account for this investment under the equity method of accounting. The total cost of this investment (not our proportionate share) was $183,300. The venture obtained non-recourse mortgage financing of $145,222 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.02% through two interest rate swap agreements that mature in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Notes Receivable
2007 — In April 2007 we acquired an interest in a venture that made a loan of $314,210, to the holder of interests in a limited partnership in connection with a transaction in Germany (see Hellweg below). In addition, in June 2007, we entered into an agreement to provide a developer with a loan of up to $75,952, of which $61,152 will be used to construct a hotel (the “hotel loan”) and $14,800 will be used to construct condominiums (the “condominium loan”). The hotel loan provides for a fixed annual interest rate of 5.75% and the condominium loan provides for a variable annual interest rate of LIBOR plus 2.5%. Both portions of the loan mature in April 2010. At June 30, 2007, the hotel and condominium loans receivable had a balance of $23,554 and $0, respectively.
Real Estate Under Construction
2007 — In March 2007, in connection with a concurrent investment, we entered into a domestic build-to-suit project for a total cost of up to $7,000, based on current estimated construction costs. Costs incurred through June 30, 2007 of $46,246 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. We also obtained limited recourse mortgage financing on completed and current build-to-suit projects totaling $40,290 at a weighted averaged fixed annual interest rate and term of 6.25% and 12.85 years, respectively, inclusive of minority interest of $10,327.
2006 — During the six months ended June 30, 2006, we entered into a domestic build-to-suit project for a total cost of $26,020. We also obtained limited recourse mortgage financing on current and completed build-to-suit projects of up to $32,349 at a weighted average annual fixed interest rate and term of 6.18% and 20 years, respectively.
Hellweg Die Profi-Baumarkte GmbH & Co. KG
In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 25.98% and we consolidate the ventures in our financial statements (Note 2). The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. Our purchase price allocations for this investment are preliminary as our external appraiser has not completed the valuations of the plant and equipment and intangible assets acquired. We do not anticipate any significant differences between current book values and the
CPA®:16 – Global 6/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
fair values upon the completion of the asset valuations. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.49% and a term of 10 years.
Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Because the note receivable does not qualify as a master netting agreement as defined in Financial Interpretation 39, “Offsetting of Amounts Related to Certain Contracts,” we have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.26% interest in the limited partnership as minority interest in the consolidated financial statements.
In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $127,671, which are being amortized over periods ranging from 3 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	June 30, 2007	December 31, 2006
Lease intangibles In-place lease	$93,911	$67,984
Tenant relationship	25,487	19,778
Above-market rent	49,940	27,689
Less: accumulated amortization	(11,008)	(7,450)

	$158,330	$108,001

Below-market rent	$(41,667)	$(24,792)
Less: accumulated amortization	1,698	1,125

	$(39,969)	$(23,667)

Net amortization of intangibles, including the effect of foreign currency translation, was $1,514 and $906 for the three months ended June 30, 2007 and 2006, respectively, and $2,976 and $1,673 for the six months ended June 30, 2007 and 2006, respectively. Based on the intangibles recorded through June 30, 2007, annual net amortization of intangibles for the next five years is $3,995 for 2007, $7,989 for 2008, $7,940 for 2009 and $7,791 in each of 2010, 2011 and 2012.
Note 9. Commitments and Contingencies
As of June 30, 2007, we were not involved in any material litigation.
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
CPA®:16 – Global 6/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
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
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries or proceedings will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
We are liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of our securities were $80,056 through June 30, 2007, of which we have reimbursed $78,704. Unpaid costs are included in due to affiliates in the consolidated financial statements.
CPA®:16 – Global 6/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
A venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $167,884 and $157,632 as of June 30, 2007 and December 31, 2006, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates of 5.02% and 5.73% that have been fixed through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire in July 2016 and had a total fair value of $11,413 and $3,575 as of June 30, 2007 and December 31, 2006, respectively. Our share of changes in the fair value of these interest rate swaps included in other comprehensive income in shareholders’ equity reflected an unrealized gain of $1,666 and $873 for the three months ended June 30, 2007 and 2006 respectively, and $1,959 and $1,247 for the six months ended June 30, 2007 and 2006, respectively.
Foreign Currency Exchange
We are also exposed to foreign currency exchange rate movements primarily in the Euro and the British Pound Sterling and, to a lesser extent, the Canadian dollar, Polish zloty, Swedish krona, Thai baht and Malaysian ringgit. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service.
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
Approximately 58% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States, with New Jersey (10%) representing the only significant domestic geographic concentration (greater than 10% of current annualized lease revenue). The majority of our directly owned international properties and related loans are located in Europe, with Germany (28%) representing the only significant international geographic concentration. Our directly owned real estate properties contain significant concentrations in the following asset types as of June 30, 2007: industrial (37%), retail (28%), warehouse/distribution (17%) and office (15%) and the following tenant industries as of June 30, 2007: retail (28%) and automotive (10%).
CPA®:16 – Global 6/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries, none of which are currently operating under bankruptcy protection. These five tenants accounted for lease revenues of $3,526 and $1,421 for the three months ended June 30, 2007 and 2006, respectively, and $6,921 and $2,571 for the six months ended June 30, 2007 and 2006, respectively, and had an aggregate carrying value of $150,545 at June 30, 2007. We acquired two of these investments during the second half of 2006. Based on their carrying values, 40% of these investments are international (in Europe, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
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
We conduct business in the various states and municipalities within the United States, Europe, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the first quarter of 2007 included $378 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $84 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have $6 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2006 had occurred on January 1, 2007 and 2006 for the three and six-months ended June 30, 2007 and 2006. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Pro forma total revenues	$43,443	$41,400	$85,341	$80,309
Pro forma net income	9,275	7,977	20,791	13,515
Pro forma earnings per share:
Basic and diluted	$0.08	$0.07	$0.18	$0.12
The pro forma weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 were determined as if all shares issued since our inception through June 30, 2007 were issued on January 1, 2006.
CPA®:16 – Global 6/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
Note 13. Subsequent Events
In July 2007, we acquired three domestic properties and one property in Canada for a total cost of approximately $72,000. In connection with this activity, during July and August 2007 we obtained limited recourse mortgage financing totaling approximately $45,000 at a weighted average fixed annual interest rate and term of 6.12% and 14.1 years, respectively. In addition, we obtained limited recourse mortgage financing of approximately $16,400 on an existing property in Europe at a fixed annual interest rate and term of 5.84% and 7 years, respectively.
CPA®:16 – Global 6/30/2007 10-Q — 16

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, tenant defaults, lease terminations, lease expirations and sales of properties. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 352 fully occupied properties leased to 60 tenants and totaling approximately 21 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — During the three months ended June 30, 2007, we entered into four investments at a total cost of $585,506, inclusive of minority interest of $330,416, and obtained limited recourse mortgage financing of $417,596, inclusive of minority interest of $280,237 having a weighted average fixed annual interest rate and term of 5.59% and 10 years, respectively. Included in this activity is a commitment to provide a loan of up to $75,952 to the developer of a domestic hotel-condominium complex.
The majority of this investment activity relates to a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 25.98% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.49% and a term of 10 years.
Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
All amounts are based upon the exchange rate of the Euro at the date of acquisition, as applicable.
Financing Activity — In addition to financing obtained on our investments as described above, in April 2007, we obtained $17,290 in limited recourse mortgage financing on a completed build-to-suit project. The financing has a fixed annual interest rate and term of 6.30% and 10 years, respectively.
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
CPA®:16 – Global 6/30/2007 10-Q — 17

Quarterly Distribution — In June 2007, our board of directors approved and increased the 2007 second quarter distribution to $0.1622 per share payable in July 2007 to shareholders of record as of June 29, 2007.
Senior Management — As previously reported in a Report on Form 8K dated June 14, 2007, Thomas Ridings, an executive director, was appointed chief accounting officer. Mr. Ridings succeeds Claude Fernandez, who resigned from his position as chief accounting officer in June. Mr. Fernandez will continue in his capacity as managing director.
Directors — Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007. Mr. Blume replaces Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of the advisor, effective April 2, 2007.
Developments occurring subsequent to our second quarter include:
Investment Activity — In July 2007, we acquired three domestic properties and one property in Canada for a total cost of approximately $72,000. In connection with this activity, during July and August 2007 we obtained limited recourse mortgage financing totaling approximately $45,000 at a weighted average fixed annual interest rate and term of 6.12% and 14.1 years, respectively.
Financing Activity — In July 2007, we obtained limited recourse mortgage financing of approximately $16,400 on an existing property in Europe at a fixed annual interest rate and term of 5.84% and 7 years, respectively.
Current trends include:
We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include significant merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. Investment activity during the six months ended June 30, 2007 and 2006 is summarized as follows:

	Six months ended June 30,
	2007	2006
Total investments (a)	$744,222	$186,309
Number of investments	9	7
Average investment size	$82,691	$26,616
Percentage of international investments	64%	38%

(a)	Inclusive of minority interest of our consolidated investments or reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign currency exchange rate at the date of acquisition, as applicable.
International investments comprised a significant portion of our investment activity during the six months ended June 30, 2007 and 2006 and we currently believe that this trend will continue, although the percentage of international investments in any given period may vary.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have recently seen a shift in the capital markets beginning in the second quarter. Spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. We have experienced some widening
CPA®:16 – Global 6/30/2007 10-Q — 18

on the mortgage spreads on limited recourse borrowings which we utilize for our investing activity. Furthermore, a decrease in credit availability might increase the default rates that we experience with our tenants. On the other hand, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive related industries, none of which are currently operating under bankruptcy protection. These five tenants accounted for lease revenues of $3,526 and $1,421 for the three months ended June 30, 2007 and 2006, respectively, and $6,921 and $2,571 for the six months ended June 30, 2007 and 2006, respectively, and had an aggregate carrying value of $150,545 at June 30, 2007. We acquired two of these investments during the second half of 2006. Based on their carrying values, 40% of these investments are international (in Europe, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign operations and as a result are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro, which accounts for approximately 34% of annualized lease revenues. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and six months ended June 30, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British Pound Sterling was weaker than during the comparable periods ended June 30, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current periods as compared to 2006.
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
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, and evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
CPA®:16 – Global 6/30/2007 10-Q — 19

Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30,
	2007	2006
Rental income	$47,271	$22,153
Interest income from direct financing leases	12,614	6,522

	$59,885	$28,675

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	$8,044	$—
Telcordia Technologies, Inc.	4,509	4,442
Fraikin SAS (b) (d)	2,923	—
The Talaria Company (Hinckley) (c)	2,487	2,507
Nordic Cold Storage LLC (e)	2,446	—
Huntsman International, LLC	2,003	2,013
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (b)	1,937	1,884
Ply Gem Industries, Inc. (b)	1,824	1,773
TRW Vehicle Safety Systems Inc. (f)	1,784	—
Kings Super Markets Inc. (f)	1,708	603
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (f)	1,648	—
Finisar Corporation	1,632	1,632
Performance Fibers GmbH (b) (f)	1,617	—
Foss Manufacturing Company, LLC	1,589	1,598
Polestar Petty Ltd. (b) (g)	1,460	1,313
Dick’s Sporting Goods, Inc. (c) (f)	1,450	674
LFD Manufacturing Limited, IDS Logistics (Thailand) Limited and IDS Manufacturing SDN BHD (b) (f)	1,329	1,163
Edgen Murray Europe Limited (b)	1,140	1,025
Bob’s Discount Furniture, LLC (f)	1,098	687
Hilite Germany GmbH & Co. KG (b) (f)	1,041	238
Plantagen Finland Oy and Plantagen Sverige AB (b)	903	722
Other (b) (e) (f)	15,313	6,401

	$59,885	$28,675

(a)	Represents our interest in the Hellweg 2 transaction (see Current Developments and Trends above). We also own an equity investment in other properties leased to Hellweg through a 2005 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Includes lease revenues applicable to minority interests totaling $9,728 and $1,426 for the six months ended June 30, 2007 and 2006, respectively.

(d)	We acquired our initial interest in this investment in December 2006 and acquired a further investment in a follow-on transaction in March 2007.

(e)	We acquired or placed into service our interest in this investment during 2007.

(f)	We acquired or placed into service our interest in this investment during 2006.

(g)	Increase is due to CPI-based (or equivalent) rent increase.
CPA®:16 – Global 6/30/2007 10-Q — 20

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2007	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	30.77%	$14,193	$14,271
OBI A.G. (a) (b)	25%	7,432	3,501
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	6,821	6,202
Thales S.A. (a) (d)	35%	6,354	5,504
Pohjola Non-life Insurance Company (a) (d)	40%	4,089	3,732
TietoEnator Plc (a) (d)	40%	3,840	3,492
Police Prefecture, French Government (a)	50%	3,313	3,049
Consolidated Systems, Inc. (e)	40%	911	—
Actuant Corporation (a) (d)	50%	831	752

		$47,784	$40,503

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our initial interest in this investment in March 2006 and acquired a further interest in an additional property leased to this tenant during 2007.

(c)	We acquired a 25% interest in this investment in 2005 that we account for as an equity investment. In a separate transaction in 2007, we acquired an additional interest in additional properties that we consolidate.

(d)	Increase is due to CPI-based (or equivalent) rent increases.

(e)	We acquired our interest in this investment during 2006.
Results of Operations
The results of operations presented below for the three and six months ended June 30, 2007 and 2006 are not expected to be representative of future results because we anticipate that our asset base will continue to increase as we invest the proceeds from our second public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation and amortization are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
Lease Revenues
For the three months ended June 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $20,328 primarily due to recent investment activity. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $13,857 and $5,847 of this increase, respectively. Included in our 2007 activity is $8,044 in lease revenue from the Hellweg 2 transaction, inclusive of minority interest of $7,501. Fluctuations in average foreign currency exchange rates as compared to 2006 and rent increases at several existing properties also contributed to the increase.
For the six months ended June 30, 2007 and 2006, lease revenues increased by $31,210 primarily due to the same factors described above. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $16,998 and $13,150 of this increase, respectively.
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
Interest Income on Notes Receivable
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, interest income on notes receivable increased $5,672 and $5,250, respectively. Substantially all of the increase during 2007 is attributable to interest income of $6,131 from our investment in a note receivable in connection with the Hellweg 2 transaction, inclusive of minority interest of $4,558.
CPA®:16 – Global 6/30/2007 10-Q — 21

Depreciation and Amortization
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, depreciation and amortization increased by $5,403 and $7,981, respectively, primarily due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2006. Included in our 2007 results is depreciation and amortization of $2,581 incurred in connection with the Hellweg 2 transaction, inclusive of minority interest of $1,884.
Property Expenses
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, property expenses increased by $2,300 and $3,498, primarily due to an increase in asset management and performance fees payable to our advisor as a result of the increase in our asset base due to investment activity in 2007 and 2006.
General and Administrative
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, general and administrative expenses increased by $881 and $1,126, respectively, primarily due to an increase in our share of expenses allocated by the advisor and an increase in professional and investor related costs as a result of the increase in our asset base due to investment volume in 2007 and 2006 as well as an increase in our shareholder base as a result of our second public offering.
Other Interest Income
For the three and six months ended June 30, 2007 and 2006 other interest income increased by $4,152 and $8,888, respectively, primarily due to an increase in our average cash balances as a result of proceeds received from our second public offering and an increase in interest rates. As we continue to invest the proceeds of our second public offering, we expect other interest income to decrease.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, minority interest in income increased by $5,600 and $5,635, respectively, primarily due to our acquisition of controlling interests in several recent investments, including the Hellweg 2 transaction which contributed substantially all of these increases.
Interest Expense
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, interest expense increased by $11,351 and $16,257, respectively. These increases are primarily due to the impact of limited recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2006, which resulted in higher average outstanding balances. Included in these totals is interest expense of $5,124 related to debt obtained in connection with the Hellweg 2 transaction, inclusive of minority interest of $3,792.
Provision for Income Taxes
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, the provision for income taxes increased $845 and $1,129, respectively, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $378 related to our 2005 and 2006 fiscal years (Note 2).
Net Income
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, net income increased by $3,194 and $9,492, respectively, primarily due to our share of the results of operations of investments entered into during 2007 and 2006 as well as an increase in interest income generated by funds raised in our second public offering. These variances are described above.
Although we consolidate the results of operations of the Hellweg 2 transaction, our effective ownership interest is 25.98% and as such, a significant portion of the results of operations are reduced by our minority partners’ interests. We do not expect this transaction to have a significant impact on our net income as a result of obtaining limited recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over shorter estimated useful lives. Based on the exchange rate of the Euro as of June 30, 2007, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $12,300, inclusive of minority interest of $9,100.
CPA®:16 – Global 6/30/2007 10-Q — 22

Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $394,967 as of June 30, 2007, which represents a decrease of $69,256 since December 31, 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the six months ended June 30, 2007 is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2007, we used cash flows from operating activities of $57,923 to fund distributions to shareholders of $34,623, make scheduled mortgage principal installments of $4,941 and fund distributions to minority interest partners of $623. In addition, we also distributed $295,942 to minority interest partners for their share of proceeds received from limited recourse mortgage financing obtained on three investments (see Financing Activities below). For 2007, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management fees of $3,895 through the issuance of common stock rather than in cash. In June 2007, we met our performance criterion and paid performance fees of $11,945 in July 2007 through the issuance of restricted common stock (see Cash Requirements below).
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During the six months ended June 30, 2007, we used $385,182 to enter into seven investments and to fund construction costs at six build-to-suit projects, three of which were completed during the period. We used $337,764 to fund two notes receivable, and have a commitment to fund an additional $52,398 to one of the loans. We also placed $19,112 into escrow for two future potential acquisitions. Our investment activity was funded primarily through proceeds from our public offerings and limited recourse mortgage financing.
Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $604,203 in mortgage financing to fund investment activity, of which $9,399 represented the release of funds held back by a mortgage lender in December 2006. Of these mortgage proceeds, $295,942 was distributed to minority interest partners, including the minority partner’s share of the funds released by the lender. We received contributions totaling $333,368 from our minority partners in connection with the Hellweg 2 transaction. We also received $14,871 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $3,955 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006
Balance:
Fixed rate	$1,204,478	$434,022
Variable rate (1)	30,667	—

Total	$1,235,145	$434,022

Percent of total debt:
Fixed rate	98%	100%
Variable rate (1)	2%	0%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.80%	5.92%
Variable rate (1)	5.09%	0%

(1)	Included in variable rate debt at June 30, 2007 is (i) $4,357 in aggregate principal of notes payable which have not been hedged and (ii) a $26,310 mortgage obligation which currently bears interest at a fixed rate but which has an interest rate reset feature which will change the interest rate to a new fixed rate during the term.
Cash Resources
As of June 30, 2007, our cash resources consisted of cash and cash equivalents of $394,967, of which $10,582, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements. We can also borrow against currently unleveraged properties which have a carrying value of $39,317. Our cash resources can be used to fund future investments, as well as maintain
CPA®:16 – Global 6/30/2007 10-Q — 23

sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from our real estate portfolio.
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
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have a $4,357 note payable due in June 2008 and no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders, paying our deferred acquisition fee and interest thereon of $30,743, funding build-to-suit commitments on projects that we currently estimate to total $35,369 as well as other normal recurring operating expenses.
In accordance with our advisory agreement with the advisor, we owe the advisor performance fees of 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. Additionally, we owe the advisor deferred acquisition fees that are calculated based on the aggregate cost of investments acquired and are payable in equal annual installments over three years and bear interest at an annual rate of 5%. These performance and deferred acquisition fees were subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. In June 2007, we met the performance criterion and as a result the following amounts became payable to the advisor:
–	Deferred acquisition fee installments and interest on deferred acquisition fees totaling $31,674 and $2,300, respectively. These amounts are payable in cash beginning January 2008 in accordance with the terms of the advisory agreement and we expect to use our existing cash resources to make these payments. We will pay the deferred structuring fees in three annual installments of $28,259 in January 2008 (including the accrued interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.

–	Performance fees totaling $11,945 were paid in July 2007 through the issuance of 1,194,549 shares of our restricted common stock. As the advisor has elected to continue to receive asset management and performance fees in common stock in 2007, performance fees incurred during the remainder of 2007 will also be paid through the issuance of common stock.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Mortgage notes payable — Principal	$1,230,788	$12,129	$34,227	$45,823	$1,138,609
Mortgage notes payable — Interest	691,655	71,762	140,903	136,374	342,616
Note payable — Principal (1)	4,357	4,357	—	—	—
Note payable — Interest (2)	134	134	—	—	—
Deferred acquisition fees — Principal	35,210	27,137	8,073	—	—
Deferred acquisition fees — Interest	4,121	3,606	515	—	—
Build-to-suit commitments (3)	35,369	35,369	—	—	—
Lending commitments (4)	52,398	52,398	—	—	—
Operating leases (5)	2,998	306	617	643	1,432

	$2,057,030	$207,198	$184,335	$182,840	$1,482,657

(1)	Represents a note payable obtained in connection with an investment in France in order to fund the payment of value added taxes.

(2)	Interest on this variable rate debt obligation, which has not been hedged, was calculated using the applicable variable interest rate and balance outstanding as of June 30, 2007

(3)	Represents remaining build-to-suit commitments for four projects:

– Blairsville, Pennsylvania – estimated total construction costs are currently projected to be $25,152 of which $21,717 was funded as of June 30, 2007.
CPA®:16 – Global 6/30/2007 10-Q — 24

–	Bloomington, Minnesota – estimated total construction costs are currently projected to be $46,848 of which $22,314 was funded as of June 30, 2007.

–	Norwich, Connecticut – estimated total construction costs are currently projected to be $12,500 of which $12,098 was funded as of June 30, 2007.

–	Columbia, South Carolina – estimated total construction costs are currently projected to be $7,000.

(4)	Represents unfunded amounts on a commitment to provide a loan to a developer of a domestic property.
(5)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2007. As of June 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	June 30, 2007	Total Assets	Party Debt	Maturity Date
Thales S.A.	35%	$113,688	$78,614	07/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	30.77%	311,194	173,516	05/2014
Actuant Corporation	50%	18,103	11,908	05/2014
TietoEnator Plc	40%	100,276	74,726	07/2014
Pohjola Non-life Insurance Company	25%	109,518	82,955	01/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)	25%	185,125	111,958	05/2015
Consolidated Systems, Inc.	40%	17,511	11,917	11/2016
OBI A.G. (2)	25%	230,632	167,884	03/2018
Police Prefecture, French Government	50%	118,605	86,876	08/2020

		$1,204,652	$800,354

(1)	In 2005, we obtained a 25% interest in a venture that leases properties to Hellweg that we account for as an equity investment. In addition, through a separate transaction in 2007, we obtained an effective ownership interest of 25.98% in two ventures that also lease properties to Hellweg that we consolidate under the provisions of FIN 46R that are excluded from the amounts in the table above (see Current Developments and Trends above).

(2)	We acquired an interest in an additional property leased to OBI during March 2007.
CPA®:16 – Global 6/30/2007 10-Q — 25

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
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
At June 30, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but which has interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The annual interest rates on our fixed rate debt at June 30, 2007 ranged from 4.36% to 7.34%. The annual interest rates on our variable rate debt at June 30, 2007 ranged from 4.27% to 5.23%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$5,854	$12,812	$17,381	$19,791	$22,885	$1,125,755	$1,204,478	$1,190,926
Weighted average interest rate	5.89%	5.92%	5.86%	5.86%	5.85%	5.79%
Variable rate debt	$—	$4,522	$329	$329	$329	$25,158	$30,667	$30,667
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $31,729. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $44 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at a fixed rate but has an interest rate reset feature which will change the interest rate to a new fixed rate during the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union, Thailand, Malaysia and Canada and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British Pound Sterling, we are likely to continue to conduct business in other
CPA®:16 – Global 6/30/2007 10-Q — 26

currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $193 and $234 for the three months ended June 30, 2007 and 2006, respectively and $277 and $230 for the six months ended June 30, 2007 and 2006, respectively. Net unrealized foreign currency translation (loss) gain was $(144) and $(28) for the three months ended June 30, 2007 and 2006, respectively and $41 and $2 for the six months ended June 30, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of June 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 6/30/2007 10-Q — 27

PART II
(in thousands, except share and per share amounts)
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended June 30, 2007, 209,825 shares of common stock were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	263,055	$9.30	N/A	N/A

Total	263,055

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 15, 2007, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Wm. Polk Carey	59,271,306	58,095,448	1,175,858
Gordon F. DuGan	59,271,306	58,162,524	1,108,782
Marshall E. Blume	59,271,306	58,143,178	1,128,128
Elizabeth P. Munson	59,271,306	58,189,155	1,082,151
Richard J. Pinola	59,271,306	58,159,357	1,111,949
James D. Price	59,271,306	58,150,900	1,120,406
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 6/30/2007 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 8/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 6/30/2007 10-Q — 29