Form 10-Q
period 2007-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2007-11-14
CIK 1250873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant has 118,862,392 shares of common stock, $.001 par value outstanding at November 7, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 9/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$1,468,290	$648,593
Net investment in direct financing leases	366,964	308,073
Equity investments in real estate	142,899	111,870
Real estate under construction	40,810	75,372
Notes receivable	369,138	9,603
Cash and cash equivalents	338,377	464,223
Intangible assets, net	157,244	108,001
Funds in escrow	120,497	10,115
Other assets, net	64,027	39,790

Total assets	$3,068,246	$1,775,640

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,368,894	$630,795
Note payable	4,615	3,450
Accounts payable, accrued expenses and other liabilities	103,472	19,181
Prepaid and deferred rental income and security deposits	93,031	34,749
Due to affiliates	47,200	49,219
Distributions payable	19,185	16,067

Total liabilities	1,636,397	753,461

Minority interest in consolidated entities	411,754	31,358

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 119,215,556 and 114,701,851 shares issued and outstanding, respectively	119	115
Additional paid-in capital	1,072,417	1,028,933
Distributions in excess of accumulated earnings	(65,551)	(40,679)
Accumulated other comprehensive income	25,209	9,090

	1,032,194	997,459
Less, treasury stock at cost, 1,300,767 and 713,803 shares, respectively	(12,099)	(6,638)

Total shareholders’ equity	1,020,095	990,821

Total liabilities and shareholders’ equity	$3,068,246	$1,775,640

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Rental income	$32,073	$12,723	$79,344	$34,876
Interest income from direct financing leases	6,814	4,413	19,428	10,935
Interest income on notes receivable	6,784	356	13,400	1,722
Other operating income	582	223	1,052	966

	46,253	17,715	113,224	48,499

Operating Expenses
Depreciation and amortization	(8,926)	(3,436)	(22,673)	(9,202)
Property expenses	(5,603)	(3,494)	(14,773)	(9,166)
General and administrative	(2,959)	(1,028)	(6,178)	(3,121)

	(17,488)	(7,958)	(43,624)	(21,489)

Other Income and Expenses
Income from equity investments in real estate	2,434	1,776	5,705	5,256
Other interest income	4,542	3,399	16,861	6,830
Minority interest in income	(11,656)	(468)	(18,282)	(1,459)
Gain on foreign currency transactions, derivative instruments and other, net	6,211	163	6,529	229
Interest expense	(18,740)	(6,837)	(46,107)	(17,947)

	(17,209)	(1,967)	(35,294)	(7,091)

Income before income taxes	11,556	7,790	34,306	19,919
Provision for income taxes	(1,194)	(35)	(2,603)	(315)

Net Income	$10,362	$7,755	$31,703	$19,604

Earnings Per Share	$0.08	$0.10	$0.27	$0.29

Weighted Average Shares Outstanding	117,570,074	81,569,191	115,934,112	67,911,308

Distributions Declared Per Share	$0.1627	$0.1601	$0.4866	$0.4764

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$10,362	$7,755	$31,703	$19,604
Other comprehensive income
Change in unrealized gain on marketable securities	114	70	9	67
Foreign currency translation adjustment	9,821	2,197	14,596	6,746
Change in unrealized (loss) gain on derivative instruments	(445)	(1,116)	1,514	131

	9,490	1,151	16,119	6,944

Comprehensive income	$19,852	$8,906	$47,822	$26,548

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated
				in Excess of	Other
		Common	Additional	Accumulated	Comprehensive
	Shares	Stock	Paid-In Capital	Earnings	Income	Treasury Stock	Total
Balance at December 31, 2006	113,988,048	$115	$1,028,933	$(40,679)	$9,090	$(6,638)	$990,821
Cumulative effect adjustment from adoption of FIN 48 (Note 11)				(90)			(90)

Balance at January 1, 2007	113,988,048	115	1,028,933	(40,769)	9,090	(6,638)	990,731
Shares issued $.001 par, at $10 per share, net of offering costs	2,480,630	2	23,153				23,155
Shares, $.001 par, issued to the advisor at $10 per share	2,033,075	2	20,331				20,333
Distributions declared				(56,485)			(56,485)
Net income				31,703			31,703
Change in other comprehensive income					16,119		16,119
Repurchase of shares	(586,964)					(5,461)	(5,461)

Balance at September 30, 2007	117,914,789	$119	$1,072,417	$(65,551)	$25,209	$(12,099)	$1,020,095

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$31,703	$19,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	22,862	9,436
Straight-line rent adjustments and amortization of rent-related intangibles	(33)	(1,354)
Income from equity investments in real estate in excess of distributions received	(1,768)	(1,338)
Minority interest in income	18,282	1,459
Issuance of shares to affiliate in satisfaction of fees due	20,333	3,857
Realized gain on foreign currency transactions, net	(320)	(399)
Unrealized (gain) loss on foreign currency and derivative transactions, net	(6,209)	4
Increase in accrued interest	6,957	549
(Decrease) increase in due to affiliates	(6,670)	4,902
Change in other operating assets and liabilities, net	4,857	745

Net cash provided by operating activities	89,994	37,465

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	1,885	3,420
Acquisitions of real estate and other capital expenditures	(531,469)	(215,902)
Purchases of notes receivable	(337,764)	—
Contributions to equity investments in real estate	(24,818)	(10,088)
Funds placed in escrow for future acquisition and construction of real estate	(19,188)	(28,419)
Release of funds held in escrow for acquisition and construction of real estate	4,084	26,454
VAT taxes (paid) recovered in connection with acquisitions of real estate	(885)	4,008
Proceeds from maturity of short-term investment	1,698	—
Receipt of principal payment of mortgage note receivable	215	206
Receipt of principal prepayment of mortgage note receivable	—	20,000

Net cash used in investing activities	(906,242)	(200,321)

Cash Flows — Financing Activities
Distributions paid	(53,367)	(28,328)
Distributions paid to minority interest partners	(296,838)	(1,220)
Contributions from minority interest partners	319,773	—
Proceeds from mortgages and notes payable	710,965	119,744
Scheduled payments of mortgage principal	(7,845)	(4,571)
Deferred financing costs and mortgage deposits, net of deposits refunded	(463)	(1,356)
Proceeds from issuance of shares, net of costs of raising capital	23,155	258,319
Purchase of treasury stock	(5,461)	(3,717)

Net cash provided by financing activities	689,919	338,871

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	483	80

Net (decrease) increase in cash and cash equivalents	(125,846)	176,095
Cash and cash equivalents, beginning of period	464,223	155,374

Cash and cash equivalents, end of period	$338,377	$331,469

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 362 fully occupied properties leased to 64 tenants, totaling approximately 23 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
CPA®:16 – Global 9/30/2007 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We have investments in the European Union, Canada, Mexico, Malaysia and Thailand, which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Lease revenues (rental income and interest income on direct financing leases)	$16,267	$3,928	$38,062	$10,209
Interest income on notes receivable	6,478	—	12,609	—
Income from equity investments in real estate	1,679	1,052	3,345	3,067

			As of
			September 30, 2007	December 31, 2006
Long-lived assets			$1,198,340	$329,079
Notes receivable			333,961	—
Equity investments in real estate			104,412	73,452
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). As a result of these errors, net income was overstated by approximately $37 in 2005 and $341 in 2006. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes of $378 was not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the quarter ended March 31, 2007, rather than restating prior periods.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 157 will have on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon
CPA®:16 – Global 9/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 159 will have on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was to be effective for our 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective dates of SOP 07-1 and FIN 46(R)-7. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
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
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisor is also reimbursed for certain costs in connection with our offerings (Note 9). The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met as of June 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $2,363 and $1,446 for the three months ended September 30, 2007 and 2006, respectively, and $6,449 and $3,962 for the nine months ended September 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% will be deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion. Unpaid installments bear interest at 5% per annum. Current acquisition fees were $12,268 and $7,455 for investments that were acquired during the nine months ended September 30, 2007 and 2006, respectively. Deferred acquisition fees were $9,989 and $5,964 for investments that were acquired during the nine months ended September 30, 2007 and 2006, respectively. All investments acquired during the nine months ended September 30, 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. For investments acquired using the proceeds from our initial public offering, we paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses.
In June 2007, we met our performance criterion, and as a result, amounts included in due to affiliates in the consolidated balance sheets totaling $45,919 as of June 30, 2007, consisting of performance fees of $11,945, deferred acquisition fees of $31,674 and interest thereon of $2,300, became payable to the advisor. In July 2007, we paid the previously deferred performance fees totaling $11,945 to the advisor in the form of 1,194,549 restricted shares of our common stock. Deferred acquisition fees of $31,674 and interest thereon of $2,300 will be paid to the advisor in cash beginning in January 2008. We will pay these deferred acquisition fees in annual installments of $28,259 in January 2008 (including the deferred interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $573 and $319 during the three months ended September 30, 2007 and 2006, respectively, and $1,529 and $924 during the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 25% to 70%, with the remaining interests held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $116 and $66 for the three months ended September 30, 2007 and 2006, respectively, and $309 and $237 for the nine months ended September 30, 2007 and 2006, respectively. Based on current gross revenues, our average estimated current share of aggregate future annual minimum lease payments is $533 through 2016.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	September 30, 2007	December 31, 2006
Cost	$1,502,304	$663,810
Less: Accumulated depreciation	(34,014)	(15,217)

	$1,468,290	$648,593

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
CPA®:16 – Global 9/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	September 30, 2007	September 30, 2007	December 31, 2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP	30.77%	$36,226	$36,150
Schuler A.G. (1)	33.33%	24,561	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (2)	25%	17,525	15,397
Police Prefecture, French Government	50%	14,278	14,020
OBI A.G. (1)	25%	13,183	10,750
Thales S.A.	35%	11,342	10,355
TietoEnator Plc	40%	10,352	9,918
Pohjola Non-life Insurance Company	40%	10,311	10,128
Actuant Corporation	50%	2,861	2,883
Consolidated Systems, Inc.	40%	2,260	2,269

		$142,899	$111,870

(1)	We acquired all or part of our interest in this investment during 2007 (Note 7).

(2)	In April 2007, we acquired an interest in a second transaction with Hellweg which we consolidate (Note 7).
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
Summarized financial information of the limited partnership is presented below:

			September 30, 2007	December 31, 2006
Assets			$306,349	$311,116
Liabilities			(189,206)	(194,281)

Partners’ equity			$117,143	$116,835

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$7,142	$7,145	$21,351	$21,437
Expenses	(4,864)	(4,771)	(14,213)	(14,263)

Net income	$2,278	$2,374	$7,138	$7,174

Our share of income from equity investments in real estate	$695	$724	$2,178	$2,189

Combined summarized financial information (for the entire venture, not our proportionate share) of our remaining equity investees is presented below:

			September 30, 2007	December 31, 2006
Assets			$1,011,207	$856,156
Liabilities			(694,537)	(635,993)

Partners’ and members’ equity			$316,670	$220,163

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$21,541	$14,383	$57,877	$41,845
Expenses	(16,386)	(12,389)	(45,670)	(33,357)

Net income	$5,155	$1,994	$12,207	$8,488

Our share of income from equity investments in real estate	$1,739	$1,052	$3,527	$3,067

CPA®:16 – Global 9/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
Note 7. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — During the nine months ended September 30, 2007, we acquired eleven investments (seven in North America, two in Germany, and one each in Finland and France) at a total cost of $799,177, inclusive of minority interest of $330,416, which is based upon the applicable exchange rate at the date of acquisition where applicable. In connection with these investments, we obtained $655,131 in limited recourse mortgage financing, inclusive of minority interest of $280,237, with a weighted average annual fixed interest rate and term of 5.75% and 10.6 years, respectively. A significant portion of this investment and financing activity relates to a transaction in Germany (see Hellweg below).
2006 — During the nine months ended September 30, 2006, we acquired eight investments (six in North America and one each in Germany and Malaysia), at a total cost of $164,771, which is based upon the applicable exchange rate at the date of acquisition where applicable. In connection with these investments, we obtained $94,136 in limited recourse mortgage financing with a weighted average annual fixed interest rate and term of 6.38% and 13.2 years, respectively.
Equity Investments in Real Estate Acquired
2007 — During the nine months ended September 30, 2007, we and an affiliate acquired two equity investments in real estate in Germany and Poland for a total cost (not our proportionate share) of $84,772. We acquired the Polish investment through an existing venture with our affiliate (see 2006 below). We account for these investments under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The Polish venture obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.73% through an interest rate swap agreement that matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
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
Notes Receivable
2007 — In April 2007 we acquired an interest in a venture that made a loan of $314,210 to the holder of interests in a limited partnership in connection with a transaction in Germany (see Hellweg below). In addition, in June 2007, we entered into an agreement to provide a developer with a loan of up to $75,952, of which $61,152 will be used to construct a hotel (the “hotel loan”) and $14,800 will be used to construct condominiums (the “condominium loan”). The hotel loan provides for a fixed annual interest rate of 5.75% and the condominium loan provides for a variable annual interest rate of LIBOR plus 2.5%. Both portions of the loan mature in April 2010. At September 30, 2007, the hotel and condominium loans receivable had a balance of $23,554 and $0, respectively.
Real Estate Under Construction
2007 — In March 2007, we entered into a domestic build-to-suit project for a total cost of up to $7,000, based on current estimated construction costs. Costs incurred through September 30, 2007 of $40,810 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. We also obtained limited recourse mortgage financing on completed and current build-to-suit projects totaling $40,290 at a weighted averaged fixed annual interest rate and term of 6.25% and 12.9 years, respectively, inclusive of minority interest of $10,327.
2006 — During the nine months ended September 30, 2006, we entered into three domestic build-to-suit projects at a total estimated cost of $88,679, based on estimated construction costs. We also obtained limited resource mortgage financing on current and completed build-to-suit projects of up to $36,260 at a weighted average annual fixed interest rate and term of 6.25% and 19.1 years, respectively.
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
CPA®:16 – Global 9/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
Under the terms of the note receivable, which has an initial principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Because we have no legal right to offset, we have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.26% interest in the limited partnership as minority interest in the consolidated financial statements.
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
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $131,501, which are being amortized over periods ranging from 3 years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	September 30, 2007	December 31, 2006
Lease intangibles In-place lease	$98,909	$67,984
Tenant relationship	27,567	19,778
Above-market rent	44,056	27,689
Less: accumulated amortization	(13,288)	(7,450)

	$157,244	$108,001

Below-market rent	$(39,031)	$(24,792)
Less: accumulated amortization	2,051	1,125

	$(36,980)	$(23,667)

Net amortization of intangibles, including the effect of foreign currency translation, was $1,882 and $976 for the three months ended September 30, 2007 and 2006, respectively, and $4,858 and $2,649 for the nine months ended September 30, 2007 and 2006, respectively. Based on the intangibles recorded through September 30, 2007, annual net amortization of intangibles is expected to be $1,822 and $7,010 for the remainder of 2007 and each of the following five years, respectively.
Note 9. Commitments and Contingencies
As of September 30, 2007, we were not involved in any material litigation.
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
CPA®:16 – Global 9/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
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
We are liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the advisor and its subsidiaries in connection with offerings of our securities were $80,136 through September 30, 2007, of which we have reimbursed $78,704. Unpaid costs are included in due to affiliates in the consolidated financial statements.
CPA®:16 – Global 9/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
A venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $177,113 and $157,632 as of September 30, 2007 and December 31, 2006, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at 5.02% and 5.73% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire in July 2016 and had a total fair value of $9,630 and $3,575 as of September 30, 2007 and December 31, 2006, respectively. Our share of changes in the fair value of these interest rate swaps included in other comprehensive income in shareholders’ equity reflected an unrealized loss of $445 and $1,116 for the three months ended September 30, 2007 and 2006 respectively, and an unrealized gain of $1,514 and $131 for the nine months ended September 30, 2007 and 2006, respectively.
Embedded Credit Derivative
In connection with the April 2007 Hellweg transaction, we obtained participation rights in two interest rate swaps obtained by the lender of the limited recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $8,616 as of September 30, 2007 and generated a total unrealized gain of $6,004 for both the three and nine months ended September 30, 2007, inclusive of minority interest of $6,383 and $4,448, respectively. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements primarily in the Euro and the British Pound Sterling and, to a lesser extent, the Canadian dollar, Polish zloty, Swedish krona, Thai baht and Malaysian ringgit. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
CPA®:16 – Global 9/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
Approximately 57% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (29%) representing the only significant international geographic concentration (10% or more of current annualized lease revenue). One German tenant, Hellweg, accounted for 17% of our current annualized lease revenue, inclusive of minority interest. Our directly owned real estate properties contain significant concentrations in the following asset types as of September 30, 2007: industrial (45%), retail (21%), warehouse/distribution (16%) and office (14%) and the following tenant industries as of September 30, 2007: retail (28%) and automotive (11%).
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which are currently operating under bankruptcy protection. These seven tenants accounted for lease revenues of $11,809 and $4,408 for the nine months ended September 30, 2007 and 2006, respectively, and income from equity investments of $634 and $571 for the nine months ended September 30, 2007 and 2006, respectively and had an aggregate carrying value of $188,734 at September 30, 2007. Based on their carrying values, 51% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
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
We conduct business in the various states and municipalities within the United States, the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the first quarter of 2007 included $378 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $84 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have $6 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
CPA®:16 – Global 9/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
Note 12. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2006 had occurred on January 1, 2007 and 2006 for the three and nine months ended September 30, 2007 and 2006, respectively. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Pro forma total revenues	$46,400	$43,096	$135,347	$126,297
Pro forma net income	13,833	8,169	33,094	20,412
Pro forma earnings per share:
Basic and diluted	$0.12	$0.07	$0.28	$0.17
The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006 were determined as if all shares issued since our inception through September 30, 2007 were issued on January 1, 2006.
Note 13. Subsequent Events
In October 2007, we acquired two domestic properties for a total cost of approximately $13,300. We obtained limited recourse mortgage financing totaling approximately $8,725 in connection with these investments at a weighted average fixed annual interest rate and term of 7.26% and 10 years, respectively. Through a venture in which we and an affiliate hold 33.33% and 66.67% interests, respectively, we also acquired an equity investment in real estate in Germany at a total cost (not our proportionate share) of approximately $31,000, based upon the exchange rate of the Euro at the date of acquisition. The venture obtained limited recourse mortgage financing totaling approximately $12,800 at a fixed annual interest rate and term of 5.77% and 10 years, respectively. We will account for this investment under the equity method of accounting.
CPA®:16 – Global 9/30/2007 10-Q — 16

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, tenant defaults, lease terminations, lease expirations and sales of properties. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 362 fully occupied properties leased to 64 tenants, totaling approximately 23 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — During the three months ended September 30, 2007, we entered into six investments located in the United States, Canada and Germany at a total cost of $140,645. Two of these transactions represent follow-on transactions to investments completed earlier in 2007. In connection with this activity, we obtained limited recourse mortgage financing totaling $89,864 having a weighted average fixed annual interest rate and term of 6.23% and 11.5 years, respectively. Through a venture in which we and an affiliate hold 33.33% and 66.67% interests, respectively, we also acquired an equity investment in real estate in Germany at a total cost (not our proportionate share) of approximately $73,800. We account for this investment under the equity method of accounting. Amounts above are based on the applicable exchange rate at the date of acquisition, where applicable.
Financing Activity — In July 2007, we obtained limited recourse mortgage financing totaling $16,404 on an existing property in the European Union at a fixed annual interest rate and term of 5.84% and 7 years, respectively.
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
Quarterly Distribution — In September 2007, our board of directors approved and increased the 2007 third quarter distribution to $0.1627 per share payable in October 2007 to shareholders of record as of September 28, 2007.
Directors — In September 2007, James Price resigned from our board of directors in connection with his appointment to the board of directors of one of our affiliates.
Developments occurring subsequent to our third quarter include:
Investment Activity — In October 2007, we acquired two domestic properties for a total cost of approximately $13,300. We obtained limited recourse mortgage financing totaling approximately $8,725 in connection with these investments at a weighted average fixed annual interest rate and term of 7.26% and 10 years, respectively. Through a venture in which we and an affiliate hold 33.33% and 66.67% interests, respectively, we also acquired an equity investment in real estate in Germany at a total cost (not our proportionate share) of approximately $31,000. The venture obtained limited recourse mortgage financing totaling approximately $12,800 at a fixed annual interest rate and term of 5.77% and 10 years, respectively. We will account for this investment under the equity method of accounting. Amounts above are based on the applicable exchange rate at the date of acquisition, where applicable.
CPA®:16 – Global 9/30/2007 10-Q — 17

Current trends include:
Beginning in the second quarter of 2007, we have experienced some widening on the mortgage spreads of the limited recourse borrowings we utilize for our investing and financing activity. This trend is consistent with the overall trend in the capital markets, where spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. A decrease in credit availability may also increase the default rates we experience with our tenants. While we expect these trends to continue in 2007, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis, on most transactions.
Long-term interest rates have increased in recent quarters from historical lows; however, they remain relatively low by historical standards. Should long-term interest rates rise significantly, the value of our owned and managed assets would likely decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure, and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe the recent low long-term interest rate environment has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. We currently believe that several factors may also provide us with continued investment opportunities, including an active merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. In the short term, it is possible that merger and acquisition activity may be delayed, causing a delay in financing for those transactions. Investment activity during the nine months ended September 30, 2007 and 2006 is summarized as follows:

	Nine months ended September 30,
	2007	2006
Total investments (a)	$909,473	$299,439
Number of investments	14	12
Average investment size	$64,962	$24,953
Percentage of international investments	60%	27%

(a)	Inclusive of minority interest of our consolidated investments and reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign currency exchange rate at the date of acquisition, as applicable. During 2007, a single transaction in Germany (the “Hellweg 2” transaction ) accounted for $446,387 of our investment volume, inclusive of minority interest of $330,416.
International investments comprised a significant portion of our investment activity during the nine months ended September 30, 2007 and 2006 and we currently believe that this trend will continue, although the percentage of international investments in any given period may vary.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which are currently operating under bankruptcy protection. These seven tenants accounted for lease revenues of $11,809 and $4,408 for the nine months ended September 30, 2007 and 2006, respectively, and income from equity investments of $634 and $571 for the nine months ended September 30, 2007 and 2006, respectively and had an aggregate carrying value of $188,734 at September 30, 2007. Based on their carrying values, 51% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
CPA®:16 – Global 9/30/2007 10-Q — 18

We have foreign investments and as a result are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British Pound Sterling, which account for approximately 35% and 4%, respectively, of annualized lease revenues. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and nine months ended September 30, 2007, the average rate for the U.S. dollar in relation to the Euro was considerably weaker than during the comparable periods ended September 30, 2006, and as a result, we experienced a positive impact on our results of foreign operations for the current periods as compared to 2006.
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
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended September 30,
	2007	2006
Rental income	$79,344	$34,876
Interest income from direct financing leases	19,428	10,935

	$98,772	$45,811

CPA®:16 – Global 9/30/2007 10-Q — 19

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
Lessee	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	$16,561	$—
Telcordia Technologies, Inc.	6,805	6,692
Fraikin SAS (b) (d)	4,125	—
Nordic Cold Storage LLC (e)	4,010	—
The Talaria Company (Hinckley) (c)	3,736	3,759
Huntsman International, LLC	3,011	3,019
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (b) (h)	2,950	2,860
Ply Gem Industries, Inc. (b)	2,755	2,659
TRW Vehicle Safety Systems Inc. (f) (h)	2,676	—
Kings Super Markets Inc. (f)	2,562	1,457
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (f) (h)	2,510	—
Foss Manufacturing Company, LLC	2,455	2,397
Finisar Corporation	2,453	2,453
Performance Fibers GmbH (b) (f)	2,438	—
Dick’s Sporting Goods, Inc. (c) (f)	2,236	1,012
Polestar Petty Ltd. (b) (g)	2,215	2,004
LFD Manufacturing Limited, IDS Logistics (Thailand) Limited and IDS Manufacturing SDN BHD (b) (f)	2,049	1,762
Edgen Murray Europe Limited (b)	1,716	1,561
Bob’s Discount Furniture, LLC (f)	1,661	1,236
Hilite Germany GmbH & Co. KG (b) (f) (h)	1,598	862
Holopack International Corp. (e)	1,588	—
Other (b) (c) (e) (f) (h)	26,662	12,078

	$98,772	$45,811

(a)	Represents our interest in the Hellweg 2 transaction, acquired in April 2007. We also own an equity investment in other properties leased to Hellweg through a 2005 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $18,835 and $2,139 for the nine months ended September 30, 2007 and 2006, respectively.

(d)	We acquired our initial interest in this investment in December 2006 and acquired a further investment in a follow-on transaction in March 2007.

(e)	We acquired or placed into service our interest in this investment during 2007.

(f)	We acquired or placed into service our interest in this investment during 2006.

(g)	Increase is due to CPI-based (or equivalent) rent increase.

(h)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $1,363 and $685 for the nine months ended September 30, 2007 and 2006, respectively.
CPA®:16 – Global 9/30/2007 10-Q — 20

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2007	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	30.77%	$21,329	$21,406
OBI A.G. (a) (b)	25%	11,369	6,823
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	10,375	9,413
Thales S.A. (a) (d)	35%	9,639	8,368
Pohjola Non-life Insurance Company (a) (d)	40%	6,214	5,668
TietoEnator Plc (a) (d)	40%	5,858	5,304
Police Prefecture, French Government (a) (d)	50%	5,162	4,638
Consolidated Systems, Inc. (e)	40%	1,373	—
Actuant Corporation (a) (d) (f)	50%	1,269	1,141
Schuler A.G. (a) (g)	33.33%	668	—

		$73,256	$62,761

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our initial interest in this investment in March 2006 and acquired a further interest in an additional property leased to this tenant during 2007.

(c)	We acquired a 25% interest in this investment in 2005 that we account for as an equity investment. In a separate transaction in 2007, we acquired an interest in additional properties that we consolidate.

(d)	Increase is due to CPI-based (or equivalent) rent increases.

(e)	We acquired our interest in this investment during 2006.

(f)	Tenant operates in the automotive industry.

(g)	We acquired our interest in this investment during 2007.
Results of Operations
The results of operations presented below for the three and nine months ended September 30, 2007 and 2006 are not expected to be representative of future results because we anticipate that our asset base will continue to increase as we invest the proceeds from our second public offering. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation and amortization are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
For the three and nine months ended September 30, 2007, our results of operations were significantly impacted by the Hellweg 2 transaction in April 2007 in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 25.98% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.49% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 25.98%, a significant portion of the results of operations from the transaction is reduced by our minority partners’ interests. As a result of obtaining limited recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over shorter estimated useful lives, we do not expect this transaction to have a significant impact on our results of operations. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of September 30, 2007, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $13,100, inclusive of minority interest of $9,700.
CPA®:16 – Global 9/30/2007 10-Q — 21

Lease Revenues
For the three months ended September 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased by $21,751 primarily due to recent investment activity. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $16,897 and $4,251 of this increase, respectively. Included in our 2007 activity is $8,517 in lease revenue from the Hellweg 2 transaction, inclusive of minority interest of $7,948.
For the nine months ended September 30, 2007 and 2006, lease revenues increased by $52,961 primarily due to the same factors described above. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $33,974 and $16,188 of this increase, respectively. Included in our 2007 activity is $16,561 in lease revenue from the Hellweg 2 transaction, inclusive of minority interest of $15,455. Fluctuations in average foreign currency exchange rates as compared to 2006 and rent increases at several existing properties also contributed to the increase.
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
Interest Income on Notes Receivable
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, interest income on notes receivable increased $6,428 and $11,678, respectively. Substantially all of the increase during the three and nine months ended September 30, 2007 is attributable to interest income of $6,478 and $12,609, respectively, from our investment in a note receivable in connection with the Hellweg 2 transaction, inclusive of minority interest of $4,817 and $9,375, respectively.
Depreciation and Amortization
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, depreciation and amortization increased by $5,490 and $13,471, respectively, primarily due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2006. Included in our three and nine months ended September 30, 2007 results is depreciation and amortization of $2,247 and $4,828, respectively, incurred in connection with the Hellweg 2 transaction, inclusive of minority interest of $1,640 and $3,525, respectively.
Property Expenses
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, property expenses increased by $2,109 and $5,607, respectively, primarily due to an increase in asset management and performance fees payable to our advisor as a result of the increase in our asset base due to investment activity in 2007 and 2006.
General and Administrative
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, general and administrative expenses increased by $1,931 and $3,057, respectively, primarily due to an increase in business development expenses of $1,147 and $1,377, respectively. The increase in business development related expenses is attributable to costs associated with potential investment opportunities that were ultimately not pursued. In addition, for the three and nine months ended September 30, 2007, we experienced an increase in our share of expenses allocated by the advisor and an increase in professional and investor related costs as a result of the increase in our asset base due to investment volume in 2007 and 2006 as well as an increase in our shareholder base as a result of our second public offering.
Other Interest Income
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other interest income increased by $1,143 and $10,031, respectively, primarily due to an increase in our average cash balances as a result of proceeds received from our second public offering and an increase in interest rates. As we continue to invest the proceeds of our second public offering, we expect other interest income to decrease.
CPA®:16 – Global 9/30/2007 10-Q — 22

Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, minority interest in income increased by $11,188 and $16,823, respectively, primarily due to our acquisition of controlling interests in several recent investments, including the Hellweg 2 transaction which contributed the majority of these increases.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, gain on foreign currency transactions, derivative instruments and other, net, increased by $6,048 and $6,300, respectively, primarily due to the recognition of an unrealized gain of $6,004 (inclusive of minority interest of $4,448) during the third quarter of 2007 on an embedded credit derivative related to the Hellweg 2 transaction. Changes in fair value of embedded credit derivatives are recognized in earnings.
Interest Expense
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, interest expense increased by $11,903 and $28,160, respectively. These increases are primarily due to the impact of limited recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2006, which resulted in higher average outstanding balances. Included in these totals for the three and nine months ended September 30, 2007 is interest expense of $5,452 and $10,576, respectively, related to debt obtained in connection with the Hellweg 2 transaction, inclusive of minority interest of $3,804 and $7,596, respectively.
Provision for Income Taxes
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, the provision for income taxes increased $1,159 and $2,288, respectively, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $378 related to our 2005 and 2006 fiscal years (Note 2).
Net Income
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, net income increased by $2,607 and $12,099, respectively, primarily due to our share of the results of operations of investments entered into during 2007 and 2006 as well as an increase in interest income generated by funds raised in our second public offering. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $338,377 as of September 30, 2007, which represents a decrease of $125,846 since December 31, 2006. We believe that we have sufficient cash balances to invest in a diversified investment portfolio and meet existing working capital needs. Our use of cash during the nine months ended September 30, 2007 is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2007, we used cash flows from operating activities of $89,994 to fund distributions to shareholders of $53,367, make scheduled mortgage principal installments of $7,845 and fund distributions to minority interest partners of $896. In addition, we also distributed $295,942 to minority interest partners for their share of proceeds received from limited recourse mortgage financing obtained on several investments (see Financing Activities below). For 2007, the advisor has elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management and performance fees of $20,333 (inclusive of performance fees of $11,945 in July 2007 related to achieving the performance criterion — see Cash Requirements below) through the issuance of common stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During the nine months ended September 30, 2007, we used $531,469 to enter into several investments and to fund construction costs at six build-to-suit projects, four of which were completed during the period. We used $337,764 to fund two notes receivable, and have a commitment to fund an additional $52,398 to one of the loans. In addition, we contributed $24,818 to ventures in connection with the purchase of two equity investments in real estate. We also placed $19,188 into escrow for future potential acquisitions. Our investment activity was funded primarily through proceeds from our public offerings, limited recourse mortgage financing and contributions from minority interest partners.
CPA®:16 – Global 9/30/2007 10-Q — 23

Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $710,965 in mortgage financing to fund investment activity, of which $9,399 represented the release of funds held back by a mortgage lender in December 2006. Of these mortgage proceeds, $295,942 was distributed to minority interest partners, including the minority partner’s share of the funds released by the lender. We received contributions totaling $319,773 from our minority partners primarily in connection with the Hellweg 2 transaction. We also received $23,155 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan and used $5,461 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2007 and 2006, respectively.

	September 30,
	2007	2006
Balance:
Fixed rate	$1,341,028	$480,521
Variable rate (1)	32,481	—

Total	$1,373,509	$480,521

Percent of total debt:
Fixed rate	98%	100%
Variable rate (1)	2%	0%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.82%	5.96%
Variable rate (1)	5.23%	0%

(1)	Included in variable rate debt at September 30, 2007 is a $27,866 mortgage obligation which currently bears interest at a fixed rate but which has an interest rate reset feature which will change the interest rate to a new fixed rate during the term.
Cash Resources
As of September 30, 2007, our cash resources consisted of cash and cash equivalents of $338,377. Of these amounts, $26,497, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts. We can also borrow against currently unleveraged properties which have a carrying value of $30,111. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in the remainder of 2007 including:
–	The impact from any investments we enter into during 2007, the full year impact of investments entered into in 2006 and the expected completion of several build-to-suit projects in 2007, all of which we currently expect will have a net positive impact on cash flow.

–	The advisor’s election for 2007 to continue to receive asset management and performance fees in restricted shares will result in additional cash flow. The advisor has not yet made its election for 2008.

–	Scheduled rent increases on several properties during 2007 should result in additional cash flow.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have a $4,615 note payable due in June 2008 and no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders, paying our deferred acquisition fee and interest thereon of $31,474, funding build-to-suit commitments on projects that we currently estimate to total $17,704 as well as other normal recurring operating expenses.
CPA®:16 – Global 9/30/2007 10-Q — 24

In accordance with our advisory agreement with the advisor, we owe the advisor performance fees of 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. Additionally, we owe the advisor deferred acquisition fees that are calculated based on the aggregate cost of investments acquired and are payable in equal annual installments over three years and bear interest at an annual rate of 5%. These performance and deferred acquisition fees were subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. In June 2007, we met the performance criterion and as a result the following amounts became payable to the advisor:
–	Deferred acquisition fee installments and interest on deferred acquisition fees totaling $31,674 and $2,300, respectively. These amounts are payable in cash beginning January 2008 in accordance with the terms of the advisory agreement and we expect to use our existing cash resources to make these payments. We will pay the deferred structuring fees in three installments of $28,259 in January 2008 (including the accrued interest), $4,663 in January 2009 and $1,052 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.

–	Performance fees totaling $11,945 were paid in July 2007 through the issuance of 1,194,549 shares of our restricted common stock. As the advisor has elected to continue to receive asset management and performance fees in common stock in 2007, performance fees incurred during the remainder of 2007 will also be paid through the issuance of common stock.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Mortgage notes payable — Principal	$1,368,894	$13,106	$36,813	$49,567	$1,269,408
Mortgage notes payable — Interest	762,949	80,082	157,316	152,406	373,145
Note payable — Principal (1)	4,615	4,615	—	—	—
Note payable — Interest (2)	156	156	—	—	—
Deferred acquisition fees — Principal	37,270	27,824	9,446	—	—
Deferred acquisition fees — Interest	4,268	3,650	618	—	—
Build-to-suit commitments (3)	17,704	17,704	—	—	—
Lending commitments (4)	52,398	52,398	—	—	—
Operating and other lease commitments (5)	59,436	1,483	2,977	3,024	51,952

	$2,307,690	$201,018	$207,170	$204,997	$1,694,505

(1)	Represents a note payable obtained in connection with an investment in France in order to fund the payment of value added taxes.

(2)	Interest on this variable rate debt obligation, which has not been hedged, was calculated using the applicable variable interest rate and balance outstanding as of September 30, 2007.

(3)	Represents remaining build-to-suit commitments for three projects:
–	Blairsville, Pennsylvania – estimated total construction costs are currently projected to be $25,152 of which $24,365 was funded as of September 30, 2007.

–	Bloomington, Minnesota – estimated total construction costs are currently projected to be $46,760 of which $30,850 was funded as of September 30, 2007.

–	Columbia, South Carolina – estimated total construction costs are currently projected to be $7,000 of which $5,993 was funded as of September 30, 2007.
(4)	Represents unfunded amounts on a commitment to provide a loan to a developer of a domestic property.

(5)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases total approximately $54,680 over the lease terms, inclusive of minority interest of approximately $26,155.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2007. As of September 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:16 – Global 9/30/2007 10-Q — 25

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	September 30, 2007	Total Assets	Party Debt	Maturity Date
Thales S.A.	35%	$122,406	$82,471	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	30.77%	306,349	172,682	5/2014
Actuant Corporation	50%	18,996	12,552	5/2014
TietoEnator Plc	40%	105,802	78,860	7/2014
Pohjola Non-life Insurance Company	40%	115,108	87,661	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1)	25%	195,906	118,625	5/2015
Consolidated Systems, Inc.	40%	17,454	11,883	11/2016
OBI A.G. (2)	25%	238,145	177,113	3/2018
Police Prefecture, French Government	50%	123,700	91,887	8/2020
Schuler A.G. (2)	33.33%	73,690	—	N/A

		$1,317,556	$833,734

(1)	In 2005, we obtained a 25% interest in a venture that leases properties to Hellweg that we account for as an equity investment. In addition, through a separate transaction in 2007, we obtained an effective ownership interest of 25.98% in two ventures that also lease properties to Hellweg that we consolidate under the provisions of FIN 46R that are excluded from the amounts in the table above.

(2)	We acquired all or part of our interest in this property during 2007.
CPA®:16 – Global 9/30/2007 10-Q — 26

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
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
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
At September 30, 2007, significantly all of our long-term debt either bears interest at fixed rates or is currently at a fixed rate but which has interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2007 ranged from 4.36% to 7.34%. The annual interest rates on our variable rate debt at September 30, 2007 ranged from 4.27% to 5.23%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$3,086	$13,454	$17,233	$20,879	$23,848	$1,262,528	$1,341,028	$1,344,421
Variable rate debt	$—	$4,789	$348	$348	$348	$26,648	$32,481	$32,481
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt by an aggregate of $43,077. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $46 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at a fixed rate but has an interest rate reset feature which will change the interest rate to a new fixed rate during the term. Such debt is generally not subject to short-term fluctuations in interest rates.
CPA®:16 – Global 9/30/2007 10-Q — 27

Foreign Currency Exchange Rate Risk
We have investments in the European Union, Thailand, Malaysia and Canada and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British Pound Sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $43 and $320 for the three and nine months ended September 30, 2007, respectively. Net unrealized foreign currency translation gains were $164 and $205 for the three and nine months ended September 30, 2007, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2007, Hellweg 2, which leases properties in Germany, contributed 17% of lease revenues, inclusive of minority interest.
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of September 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 9/30/2007 10-Q — 28

PART II
(in thousands, except share and per share amounts)
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended September 30, 2007, 1,643,543 shares of common stock were issued to the advisor as consideration for asset management and performance fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased(1)	paid per share	plans or programs(1)	plans or programs(1)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	161,702	$9.30	N/A	N/A

Total	161,702

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan and other factors at the discretion of our Board of Directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Third Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 9/30/2007 10-Q — 29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 11/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 9/30/2007 10-Q — 30