Form 10-K
period 2007-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2008-03-31
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 114,276,009 shares of common stock at June 30, 2007.
As of March 24, 2008, there are 120,281,343 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this annual report on Form 10-K, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated and its consolidated subsidiaries, unless otherwise indicated.
CPA®:16 – Global 2007 10-K — 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview:
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to acquire, own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
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
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and transactional fees to the advisor and also reimburse the advisor for certain expenses, including broker-dealer commissions the advisor pays on our behalf, marketing costs and personnel provided for administration of our operations. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17”), collectively, including us, the “CPA® REITs.”
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1,103,319 in gross offering proceeds. We completed our second public offering in December 2006.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2007 we had no employees. The advisor employs 135 individuals who are available to perform services for us.
Significant Developments:
Amounts below are based upon the applicable exchange rate at the date of acquisition or financing where appropriate.
Investment Activity — During 2007, we completed 19 investments. Our investing activity includes eleven investments in North America and four international investments at a total cost of $924,566, inclusive of minority interest of $330,424. A significant portion of this activity relates to a transaction in Germany with our affiliates as described below. In connection with one of our domestic investments, we agreed to complete a build-to-suit project for a total cost of up to $7,000. We also entered into a domestic build-to-suit project for a total cost of up to $61,152 that we account for under the equity method of accounting as it constitutes an “Acquisition, Development and Construction” (“ADC”) arrangement, and agreed to provide the developer of the build-to-suit project
CPA®:16 – Global 2007 10-K — 2

with financing of $14,800. In addition, we acquired interests with affiliates in three international ventures for which our contribution was $37,604.
In April 2007, we and our affiliates acquired a venture that in turn acquired a 24.7% interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture which made a loan to the holder of the remaining 75% interests in the limited partnership. Our total effective ownership interest in the ventures is 26% and we consolidate the ventures (collectively, “Hellweg 2”) in our financial statements. The total cost of the interests in Hellweg 2 is $446,387. The note receivable, which has an initial principal balance of $314,210, provides for interest that approximates 75% of all income earned by the limited partnership, less adjustments. Certain option agreements provide for us to purchase the remaining interests in the limited partnership at a price which will equal the principal amount of the note receivable at the time of purchase. All amounts are inclusive of our affiliates’ minority interest.
Financing Activity — During 2007, we obtained non-recourse mortgage financing on our consolidated investments totaling $714,446 at a weighted average annual fixed interest rate and term of 5.8% and 10.7 years, respectively, which includes $378,596 related to the Hellweg 2 transaction, inclusive of minority interest of $290,564. Our share of financing obtained by joint ventures which we account for under the equity method of accounting totaled $6,289 at a weighted average fixed annual interest rate and term of 5.8% and 9.8 years, respectively.
An unconsolidated venture in which we hold a 25% interest has non-recourse mortgage debt that matures in 2015 totaling $121,737 as of December 31, 2007. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time. Our interest in this venture had a carrying value of $18,449 at December 31, 2007.
SEC Investigation — As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether registration statements and prospectuses used in connection with public offerings of the shares of CPA® REITs other than us contained material misrepresentations and omissions, including with respect to payments made by such other CPA® REITs in the 2000-2003 period to broker-dealers that distributed the shares of such other CPA® REITs. The investigation also encompassed whether, in connection with a public offering of shares of CPA®:15 in late 2002 and early 2003, Carey Financial, LLC (“Carey Financial”), a wholly-owned broker-dealer subsidiary of WPC, sold such shares without an effective registration statement. All matters relating to this investigation with respect to WPC and Carey Financial were settled in March 2008. As part of the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of approximately $19,979. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated. See Item 3 — Legal Proceedings for a discussion of this investigation and the settlement.
Directors and Senior Management — Marshall Blume was appointed as an independent director of our board of directors in April 2007 and was elected for a term of one year at the annual meeting of shareholders held in June 2007. Mr. Blume replaced Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of WPC in April 2007. In September 2007, James Price resigned from our board of directors in connection with his appointment to the board of directors of one of our affiliates. In June 2007, Thomas Ridings, an executive director, was appointed chief accounting officer.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2007.
(b) Financial Information About Segments
We operate in one segment, real estate ownership with domestic and foreign investments. Refer to Segment Information in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties which are upon acquisition improved or developed or which will be developed within a reasonable time after acquisition.
CPA®:16 – Global 2007 10-K — 3

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
Our Portfolio
As of December 31, 2007, our portfolio consisted of our full or partial ownership in 371 fully occupied properties leased to 70 tenants and totaled approximately 25 million square feet (on a pro rata basis). Our portfolio has the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$35,468	20%	$2,017	5%
Midwest	25,150	14	1,243	3
South	24,587	14	4,105	11
West	16,923	10	2,049	6

Total U.S.	102,128	58	9,414	25

International
Europe	65,353	38	28,495	75
Asia	3,750	2	—	—
Canada	2,603	2	—	—
Mexico	356	—	—	—

Total Non-U.S	72,062	42	28,495	75

Total	$174,190	100%	$37,909	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
CPA®:16 – Global 2007 10-K — 4

Property Diversification
Information regarding our property diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$81,214	47%	$4,904	13%
Retail	35,600	20	8,032	21
Warehouse/Distribution	27,385	16	107	—
Office	22,662	13	16,084	43
Other Properties (c)	7,329	4	8,782	23

Total	$174,190	100%	$37,909	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Other properties include residential, hospitality and educational properties as well as undeveloped land.
Tenant Diversification
Information regarding our tenant diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail Stores	$45,871	26%	$8,077	21%
Automotive	17,977	10	977	3
Chemicals, Plastics, Rubber, and Glass	16,722	10	—	—
Healthcare, Education and Childcare	15,135	9	—	—
Transportation — Cargo	12,230	7	—	—
Telecommunications	9,273	5	—	—
Construction and Building	9,158	5	—	—
Consumer and Non-Durable Goods	8,404	5	—	—
Electronics	7,904	5	4,522	12
Business and Commercial Services	6,250	4	—	—
Beverages, Food, and Tobacco	4,238	2	—	—
Textiles, Leather, and Apparel	3,501	2	—	—
Grocery	3,450	2	—	—
Mining, Metals, and Primary Metal Industries	3,045	2	632	2
Aerospace and Defense	599	—	4,575	12
Self-Storage / Trucking	—	—	5,708	15
Federal, State and Local Government	—	—	4,288	11
Transportation — Personal	—	—	3,074	8
Other (d)	10,433	6	6,056	16

Total	$174,190	100%	$37,909	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.
CPA®:16 – Global 2007 10-K — 5

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in the media (printing and publishing), consumer services, hotels and gaming, machinery, insurance and utilities industries.
Lease Expirations
As of December 31, 2007, lease expirations at our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2008	$—	—%	$—	—%
2009	210	—	—	—
2010	—	—	2,421	6
2011	—	—	2,154	6
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	3,074	8
2015	—	—	3,631	10
2016	2,236	1	3,448	9
2017	2,000	1	—	—
2018 - 2022	34,455	20	5,362	14
2023 - 2027	78,322	45	13,919	37
2028 - 2031	56,967	33	3,900	10

Total	$174,190	100%	$37,909	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor often relies on third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our shareholders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering, which terminated in March 2005. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006 and are currently investing the proceeds of our second public offering. We may provide liquidity for our shareholders through a liquidity transaction, which could
CPA®:16 – Global 2007 10-K — 6

include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We generally borrow in the same currency that is used to pay rent on the property. This enables us to hedge a portion of our currency risk on international investments. We currently estimate that we borrow, on average, approximately 60% of the purchase price of our domestic properties and approximately 75% of the purchase price of our foreign properties; however, there is no limitation on the amount we may borrow against any single property or with respect to properties in particular geographic locations. Aggregate borrowings on our portfolio as a whole may not exceed, on average, 75% of the purchase price of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess.
As of December 31, 2007, substantially all of our mortgages are non-recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest at least until the credit markets stabilize. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit our exposure of all of our assets to any one debt obligation. However, lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
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
Most of our properties are subject to long-term net leases and were acquired through long-term sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
CPA®:16 – Global 2007 10-K — 7

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
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
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
Collateral Evaluation — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in its leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
CPA®:16 – Global 2007 10-K — 8

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
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge – Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond – Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Frank J. Hoenemeyer – Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein – Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard – Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller – Currently chairman of Lone Star Germany GmbH and deputy chairman of the supervisory board of Corealcredit Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
We currently operate in one industry segment, real estate ownership with domestic and foreign investments. For the year ended December 31, 2007, Hellweg Die Profi-Baumarkte GmbH & Co. KG represented 18% of our total lease revenues, inclusive of minority interest.
Competition
When we make acquisitions, we may compete against insurance companies, credit companies, pension funds, private individuals, private funds such as hedge funds, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
CPA®:16 – Global 2007 10-K — 9

While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities, and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
Types of Investments
Substantially all of our investments to date are and will continue to be income-producing properties which are upon acquisition improved or developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. We have also invested in domestic hotel properties. Investments are not restricted as to geographical areas.
Investments in Loans — Some of the loans made, purchased or otherwise acquired by us, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property collateralizing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that the participations may take other forms where available or deemed appropriate. The forms and extent of the participations we receive will vary with each transaction depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on our loans and the anticipated and actual cash flow from the underlying real property. Our loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. We may also enter into arrangements to acquire, develop and construct properties (“ADC arrangements”). Such loans and arrangements are not currently expected to comprise a significant portion of our portfolio. We will not make or invest in loans that are subordinate to any mortgage or equity interest of the advisor, our directors or our affiliates.
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
CPA®:16 – Global 2007 10-K — 10

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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for six months. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
(d) Financial Information About Geographic Areas
Refer to the Segment Information footnote of the consolidated financial statements for financial information pertaining to our segment and geographic operations.
CPA®:16 – Global 2007 10-K — 11

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
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed below in our previous filings with the SEC.
Our future results may be affected by risks and uncertainties including the following:
WPC and Carey Financial have recently settled the previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
As discussed in Item 3 — Legal Proceedings, WPC and Carey Financial have recently settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by CPA® REITs other than us during 2000-2003 to broker-dealers that distributed the shares of such other CPA® REITs.
Under the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of $19,979 and pay a civil monetary penalty of $10,000. Also, in connection with implementing the settlement, a federal court injunction has been entered against
WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services.
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value is subject to risks incident to the ownership and operation of real estate, including:
–	changes in the general economic climate;

–	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

–	changes in interest rates and the availability of financing; and

–	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. As of December 31, 2007, our directly owned real estate properties located outside of the U.S. represent 42% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
–	Changing governmental rules and policies;

–	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

–	Expropriation;
CPA®:16 – Global 2007 10-K — 12

–	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

–	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws including tax requirements, land use, zoning laws and environmental laws;

–	Adverse market conditions caused by changes in national or local economic or political conditions;

–	Changes in relative interest rates;

–	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies; and

–	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the United States and Europe and the advisor has little or no expertise in other international markets.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro and the British pound sterling. We are also currently exposed to the Swedish krona, Canadian dollar, Thai baht, Malaysian ringgit and Polish zloty. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.
We may invest in new geographic areas that have risks that are greater or less well known to us and we may incur losses as a result.
We own, and may in the future purchase, properties and assets secured by properties located outside the U.S. and Europe. The advisor’s expertise to date is primarily in the U.S. and Europe and the advisor does not have the same expertise in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
We face competition for the acquisition of properties.
When we make acquisitions, we may compete against insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We may also compete with institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
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
CPA®:16 – Global 2007 10-K — 13

As a co-investor in a joint venture we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
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
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Appraisals that we obtain may include leases in place on the property being appraised and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
We expect that most of our properties will be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. For the year ended December 31, 2007, Hellweg Die Profi-Baumarkte GmbH & Co. KG represented 18% of our total lease revenues, inclusive of minority interest.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
–	the loss of lease or interest payments;

–	an increase in the costs incurred to carry the property;

–	a reduction in the value of our shares; and

–	a decrease in distributions to shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
CPA®:16 – Global 2007 10-K — 14

Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
Other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues and income from equity investments of $15,436 and $101 for the year ended December 31, 2007, respectively and had an aggregate carrying value of $193,304 at December 31, 2007. Based on their carrying values, 51% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to purchase the property they lease. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
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
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for cost overruns, failing to meet an agreed-upon delivery schedule and cost overruns that cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks, which means that we may have to advance funds to cover cost overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
CPA®:16 – Global 2007 10-K — 15

Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage, and achieve liquidity for, us to the extent it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our real estate investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
–	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

–	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for property acquisitions may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

–	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

–	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property; and

–	whether a particular entity has been formed specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our advisory agreement with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
The termination or replacement of the advisor could trigger a default or repayment event under our financing arrangements for some of our assets.
Lenders for certain of our assets typically request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.
Our use of debt to finance investments could adversely affect our cash flow.
Most of our investments are made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. There is no limitation on the amount which we can borrow on a single property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our
CPA®:16 – Global 2007 10-K — 16

debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced. In addition, as described above in Risk Factors — “International investments involve additional risks”, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability to refinance the obligation when due, invest additional equity in the property or to sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. We owe $4,763 on a note payable that matures in June 2008. Certain ventures which we account for under the equity method of accounting have balloon payments scheduled in 2011 for which our pro rata share totals $24,429.
In addition, an unconsolidated venture in which we hold a 25% interest has non-recourse mortgage debt that matures in 2015, totaling $121,737 as of December 31, 2007. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time. Our interest in this venture had a carrying value of $18,449 at December 31, 2007.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Industry concerns over asset quality have increased in recent periods due in large part to issues related to subprime residential mortgage lending, declining real estate activity and general economic concerns. This has led to deterioration in credit markets domestically and internationally. This deterioration has been severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during the second half of 2007 and remains depressed as of the date of this filing.
While our investment portfolio does not include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the general reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance existing debt. These effects could in turn adversely affect our ability to make distributions.
In addition, the creditworthiness of our tenants may be adversely affected if their assets include investments in CDOs and residential mortgage loans, or if they have difficulty obtaining financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
Mortgage loans in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.
The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:
–	tenant mix;

–	success of tenant businesses;

–	property management decisions;

–	property location and condition;

–	competition from comparable types of properties;

–	changes in specific industry segments;

–	declines in regional or local real estate values, or rental or occupancy rates; and

–	increases in interest rates, real estate tax rates and other operating expenses.
CPA®:16 – Global 2007 10-K — 17

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.
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
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service (“IRS”) may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat two of our corporate subsidiaries as TRSs.
We do not operate our hotels and, as a result, we do not have complete control over implementation of our strategic decisions.
In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must engage an independent management company to operate our hotels. As of December 31, 2007, our TRSs have engaged independent management companies as the property managers for our hotels, as required by the REIT qualification rules. The management companies operating our hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management
CPA®:16 – Global 2007 10-K — 18

companies operating the hotels may not be in the best interests of a particular hotel or of our company. Accordingly, we cannot assure you that the management companies operating our hotels will operate them in a manner that is in our best interests.
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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
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
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
–	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.
CPA®:16 – Global 2007 10-K — 19

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
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
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
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
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
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted
CPA®:16 – Global 2007 10-K — 20

SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
While we maintain an exemption from the Investment Company Act of 1940, as amended and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
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
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our net asset value is based in part on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based principally on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
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
CPA®:16 – Global 2007 10-K — 21

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
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to WPC and its affiliates for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
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
Item 3. Legal Proceedings.
As of December 31, 2007, we were not involved in any material litigation.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
CPA®:16 – Global 2007 10-K — 22

WPC and Carey Financial settled all matters relating to the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to the affected CPA® REITs. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 24, 2008, there were 36,159 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:
Cash Distributions Declared Per Share:

	2007	2006
First quarter	$0.1617	$0.1575
Second quarter	0.1622	0.1588
Third quarter	0.1627	0.1601
Fourth quarter	0.1632	0.1609

Total:	$0.6498	$0.6373

Unregistered Sales of Equity Securities
For the three months ended December 31, 2007, 248,097 shares of common stock were issued to the advisor as consideration for asset management fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
CPA®:16 – Global 2007 10-K — 23

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	199,431	9.30	N/A	N/A

Total	199,431

(1)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the amended and restated 2003 distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years ended December 31,
	2007	2006	2005	2004	2003 (a)
Operating Data
Revenues	$166,187	$67,684	$42,230	$5,776	$—
Net income (loss)	34,204	30,105	16,284	5,124	(42)
Earnings (loss) per share	0.29	0.40	0.29	0.21	(2.08)
Cash distributions paid	72,551	41,227	28,939	5,918	—
Cash distributions declared per share	0.6498	0.6373	0.5763	0.4569	—
Payment of mortgage principal (b)	18,053	6,397	2,821	344	—

Balance Sheet Data
Total assets	$3,081,869	$1,775,640	$929,649	$585,512	$1,230
Long-term obligations (c)	1,445,734	662,762	376,078	105,226	—

(a)	For the period from inception (June 5, 2003) through December 31, 2003.

(b)	Represents scheduled mortgage principal paid, excluding balloon payments.

(c)	Represents non-recourse debt and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, tenant defaults, lease terminations, lease expirations and sales of
CPA®:16 – Global 2007 10-K — 24

properties. As of December 31, 2007, our portfolio consisted of our full or partial ownership interest in 371 fully occupied properties leased to 70 tenants, totaling approximately 25 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Significant business developments that occurred during 2007 are detailed in Item 1 — Significant Developments.
Current trends include:
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect this trend may continue in 2008 and market turbulence could increase.
As a result of this deterioration, we believe mortgage financing will continue to be difficult to obtain, which may affect our ability to finance or complete certain transactions. We have begun to experience greater challenges in our ability to secure financing in both the U.S. and European markets. In addition, certain of our sale-leaseback transaction opportunities arise in connection with corporate merger and acquisition activity. To the extent that the deterioration in the credit markets may hinder the ability of third parties to obtain financing for other aspects of their transactions, these opportunities may be less available or the timing of our investments may be delayed. However, in times when financing is more difficult to obtain, we believe sale-leaseback transactions are often a more attractive financing alternative, which may result in increased investment opportunities for us. In addition, long-term U.S. Treasury rates remain near historical lows, which we anticipate will continue to drive investor demand for yield-based investments.
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result we have benefited from increases in the value of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets. In addition, corporate defaults may increase in 2008, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments.
Despite slow economic growth rates in recent periods, inflation rates in the United States have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we make domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including the merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. Investment activity during the past three years is summarized as follows:

	2007	2006	2005
Total investments (a)	$1,045,122	$567,980	$609,778
Number of investments	19	24	25
Average investment size	$55,006	$23,666	$24,391
Percentage of international investments	53%	36%	36%

(a)	Inclusive of minority interest or reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign exchange rate at the date of acquisition, as applicable. During 2007, a single transaction in
CPA®:16 – Global 2007 10-K — 25

Germany (the “Hellweg 2” transaction) accounted for $446,387 of our investment volume, inclusive of minority interest of $330,416.
International investments comprised a significant portion of our investment activity during the past three years and we currently believe that this trend will continue, although the percentage of international investments in any given period may vary.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues and income from equity investments of $15,436 and $101 for the year ended December 31, 2007, respectively, and had an aggregate carrying value of $193,304 at December 31, 2007. Based on their carrying values, 51% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and the British pound sterling, which account for approximately 34% and 4% of annualized contractual lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007 the average rate for the U.S. dollar in relation to both the Euro and the British pound sterling was considerably weaker than 2006, and as a result, we experienced a positive impact on our results of foreign operations for the for the current year as compared to 2006.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to shareholders.
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
Management considers measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
CPA®:16 – Global 2007 10-K — 26

Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Rental income	$115,836	$49,032	$29,416
Interest income from direct financing leases	24,134	15,095	9,689

	$139,970	$64,127	$39,105

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

Lessee	2007	2006	2005
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	$25,536	$—	$—
Telcordia Technologies, Inc. (d)	9,127	8,967	7,029
Nordic Cold Storage LLC (e)	5,591	—	—
The Talaria Company (Hinckley) (c) (d)	4,998	5,025	3,285
Fraikin SAS (b) (e) (f)	4,911	—	—
Huntsman International, LLC (d)	4,027	4,032	1,303
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (d) (g)	3,992	3,834	2,162
Ply Gem Industries, Inc. (b)	3,730	3,580	3,447
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b) (h)	3,659	2,615	1,719
TRW Vehicle Safety Systems Inc. (f) (g)	3,568	310	—
Kings Super Markets Inc. (f)	3,416	2,313	—
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (f) (g)	3,400	349	—
Foss Manufacturing Company, LLC	3,330	3,212	3,196
Finisar Corporation (d)	3,276	3,276	3,018
Performance Fibers GmbH (b) (f)	3,276	50	—
Dick’s Sporting Goods, Inc. (c) (i)	3,030	1,349	113
Polestar Petty Ltd. (b)	2,989	2,712	2,652
Bob’s Discount Furniture, LLC (j)	2,643	1,786	359
Holopack International Corp. (e)	2,432	—	—
International Aluminum Corp. and United States Aluminum of Canada, Ltd. (b) (e)	2,411	—	—
Edgen Murray Europe Limited (b) (d)	2,298	2,109	82
Hilite Germany GmbH & Co. KG (b) (f) (g)	2,176	1,243	—
Other (b) (d) (e) (f) (g)	36,154	17,365	10,740

	$139,970	$64,127	$39,105

(a)	Investment in the Hellweg 2 transaction acquired in April 2007 (see Results of Operations below). We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $28,390, $3,031 and $1,098 in 2007, 2006 and 2005, respectively.

(d)	We acquired or placed into service this investment during 2005.

(e)	We acquired or placed into service this investment during 2007.

(f)	We acquired or placed into service this investment during 2006.

(g)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $2,300, $929 and $330 in 2007, 2006 and 2005, respectively.

(h)	We acquired an initial investment leased to this tenant in 2005 and acquired an additional investment in 2006.

(i)	We acquired this investment in 2005 and placed into service an expansion at the property in 2007.

(j)	We acquired this investment in 2005 and placed into service expansions at the property in 2006 and 2007.
CPA®:16 – Global 2007 10-K — 27

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest
Lessee	at December 31, 2007	2007	2006	2005
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$28,541	$28,541	$28,541
OBI A.G. (a) (b)	25%	15,506	10,555	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	14,115	12,657	6,513
Thales S.A. (a) (d)	35%	12,990	11,213	11,073
Pohjola Non-life Insurance Company (a) (d)	40%	8,454	7,646	7,461
TietoEnator Plc (a) (d)	40%	7,963	7,131	6,981
Police Prefecture, French Government (a) (d)	50%	7,109	6,245	2,795
Schuler A.G. (a) (e)	33%	1,808	—	—
Actuant Corporation (a) (d)	50%	1,747	1,538	1,477
Consolidated Systems, Inc. (f)	40%	1,621	381	—
Lindenmaier A.G. (a) (e) (g)	33%	510	—	—

		$100,364	$85,907	$64,841

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our initial interest in this investment in 2006 and acquired an interest in an additional property leased to this tenant during 2007.

(c)	We acquired our interest in this investment in 2005. In a separate transaction in 2007, we acquired an interest in additional properties leased to this tenant that we consolidate.

(d)	Increase is due to CPI-based (or equivalent) rent increases.

(e)	We acquired our interest in this investment during 2007.

(f)	We acquired our interest in this investment during 2006.

(g)	Tenant operates in the automotive industry.
Results of Operations
Results of operations for the years presented below are not expected to be representative of future results because we anticipate that our asset base will continue to increase as we continue to make investments. As our asset base increases, revenues and general and administrative and property expenses as well as depreciation and amortization are expected to increase. Interest expense is expected to increase as we obtain mortgage financing for our investments.
For the year ended December 31, 2007, our results of operations were significantly impacted by the Hellweg 2 transaction in April 2007 in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from the transaction is reduced by our minority partners’ interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of December 31, 2007, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $13,200, inclusive of minority interest of $9,700.
CPA®:16 – Global 2007 10-K — 28

Lease Revenues
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
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues (rental income and interest income from direct financing leases) increased by $75,843 primarily due to recent investment activity. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $52,041 and $21,297 of this increase, respectively. Included in our 2007 activity is $25,536 in lease revenue from the Hellweg 2 transaction, inclusive of minority interest of $23,830. Fluctuations in average foreign currency exchange rates as compared to 2006 and rent increases at several existing properties also contributed to the increase.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, lease revenues increased by $25,022 primarily as a result of investment activity in 2006 and 2005. Lease revenues benefited by $17,134 from the full-year impact of investments acquired or placed into service during 2005, while investments acquired during 2006 contributed $7,807 of the increase.
Interest Income on Notes Receivable
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest income on notes receivable increased $18,708. Substantially all of the increase during 2007 is attributable to interest income of $19,508 from our investment in a note receivable in connection with the Hellweg 2 transaction, inclusive of minority interest of $14,504.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, interest income on notes receivable decreased $447 primarily due to the prepayment of a mortgage note receivable in June 2006.
Other Income
Other income generally consists of revenue from a subsidiary that earns revenue from a domestic hotel, costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other income increased $3,952 primarily due to revenues of $3,639 from our September 2007 acquisition of a hotel property. Other income also increased by $243 as a result of increases in reimbursable tenant costs.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, other income increased $879 primarily due to the receipt of a prepayment penalty of $300 in connection with the prepayment of a mortgage note receivable in June 2006, bankruptcy proceeds received from Clean Earth totaling $261 and an increase in reimbursable tenant costs of $234.
Depreciation and Amortization
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization increased by $19,464 primarily due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2006. Included in our 2007 results is depreciation and amortization of $7,328 incurred in connection with the Hellweg 2 transaction, inclusive of minority interest of $5,195.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, depreciation and amortization increased $5,724 as a result of depreciation and amortization incurred on investments completed or placed into service during 2006 and the full year impact of investments completed or placed into service in 2005.
Property Expenses
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expenses increased by $11,564 primarily due to an increase in asset management and performance fees payable to our advisor of $6,920 as a result of the increase in our asset base due to investment activity in 2007 and 2006. In addition, property expenses increased by $3,251 due to our September 2007 acquisition of a hotel property.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, property expenses increased by $3,827, primarily due to an increase in asset management and performance fees paid to the advisor of $3,658 as a result of the increase in our asset base due
CPA®:16 – Global 2007 10-K — 29

to investment activity in 2006 and 2005. Property expenses also increased due to an increase in reimbursable tenant costs and an increase in legal expenses related to a tenant’s bankruptcy. These increases were partially offset by a decrease in uncollected rent expense as a result of a tenant’s emergence from bankruptcy in May 2006 and the assumption of a tenant’s lease by a new tenant in July 2006.
General and Administrative
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $4,753, primarily due to an increase in business development expenses of $2,093, an increase in expenses allocated by the advisor of $1,088 and an increase in accounting and professional fees of $1,007. The increase in business development expenses is attributable to costs associated with potential investment opportunities that were ultimately not consummated. The increase in expenses allocated by the advisor is due to the overall increase in our revenues, as such expenses are allocated based on revenue, while the increase in accounting and professional fees is due to the increase in our asset base as a result of our investment activity in 2007 and 2006.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, general and administrative expenses increased $1,916, due primarily to an increase in our share of expenses allocated by the advisor, including our share of rental expenses under an office-sharing agreement, totaling $847; an increase in professional fees of $423 and an increase in investor related costs, including printing and proxy solicitation costs, totaling $257. Expenses allocated by the advisor, including rent expenses, are allocated based on revenue and increased as a result of the increase in our revenues due to investment activity in 2006 and 2005. The increases in other general and administrative expenses reflect the growth in our asset base following investment activity during 2006 and 2005 and the expansion of our shareholder base as a result of our second public offering.
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
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate decreased by $5,016, primarily due to the recognition of an other than temporary $6,000 impairment charge to reduce the carrying value of an equity investment in real estate in France. The impairment charge was incurred in the fourth quarter of 2007 to reflect a reduction in the fair value of the venture’s net assets as compared with our carrying value. This decrease was partially offset by income generated from our recent acquisitions of equity investments in real estate.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, income from equity investments in real estate increased by $1,778, primarily due to the full year impact of two equity investments completed during 2005 and to a lesser extent, from two equity investments entered into during 2006.
Other Interest Income
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other interest income increased by $7,681, primarily due to higher average cash balances as a result of proceeds received from our second public offering, which we terminated in February 2007. As we continue to make investments, we expect other interest income to decrease.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, other interest income increased by $6,832, primarily due to an increase in our average cash balances as a result of proceeds received from our second public offering and an increase in interest rates.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $22,103, primarily due to our acquisition of controlling interests in several recent investments, including the Hellweg 2 transaction which contributed the majority of this increase.
CPA®:16 – Global 2007 10-K — 30

2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, minority interest in income increased $1,223, primarily due to the full year impact of our acquisition of controlling interests in two investments during 2005. Two investments completed in the fourth quarter of 2006 in which minority partners have non-controlling interests did not have a material impact on minority interest in income during 2006.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We may also recognize other gains and losses in the ordinary course of business.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, gain (loss) on foreign currency transactions, derivative instruments and other, net, increased by $4,266, primarily due to the recognition of an unrealized gain of $2,741 (inclusive of minority interest of $1,404) on an embedded credit derivative related to the Hellweg 2 transaction. Changes in fair value of embedded credit derivatives are recognized in earnings. Realized and unrealized gains on foreign currency transactions also increased by $1,414 as a result of the continued weakening of the U.S. dollar since December 31, 2006.
2006 vs. 2005 — For the year ended December 31, 2006, we recognized a net gain on foreign currency transactions and other, net of $407 as compared with a net loss of $1,652 during 2005. Realized and unrealized gains on foreign currency transactions during 2006 totaled $572 resulting from the weakening of the U.S. dollar since December 31, 2005. We also recognized a loss of $165 in connection with the receipt of a prepayment of a mortgage receivable during 2006.
Interest Expense
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense increased by $41,037. This increase is primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2006, which resulted in higher average outstanding balances. Included in the total for 2007 is interest expense of $15,839 related to debt obtained in connection with the Hellweg 2 transaction, inclusive of minority interest of $11,743. During 2007, we obtained mortgage financing totaling $714,446 on our investments and build-to-suit projects, including $378,596 related to the Hellweg 2 transaction, with a weighted average interest rate and term of 5.8% and 10.7 years, respectively.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, interest expense increased by $9,976. This increase is primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2006 and 2005. During 2006, we obtained mortgage financing totaling $275,990 on our investments and build-to-suit projects with a weighted average interest rate and term of 5.9% and 12.4 years, respectively.
Provision for Income Taxes
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the provision for income taxes increased $2,414, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $378 related to our 2005 and 2006 fiscal years (Note 2).
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, the provision for income taxes remained relatively unchanged at $423 and $485, respectively.
Net Income
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, net income increased by $4,099. Interest income generated by funds raised in our second public offering contributed $7,681 of the increase. Net income also benefited from our share of the results of operations of investments entered into during 2007 and 2006, which approximates $4,800, and our share of an unrealized gain recognized on an embedded derivative of $1,337. These increases were partially offset by the recognition of a $6,000 other than temporary impairment charge in connection with an equity investment in real estate in France and an increase in the provision for income taxes of $2,414. These variances are described above.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, net income increased $13,821, primarily due to the results of operations from our recent investments entered into during 2006 and 2005 and an increase in interest income generated by funds raised in our second public offering.
CPA®:16 – Global 2007 10-K — 31

Financial Condition
Sources and Uses of Cash During the Year
Our cash flows fluctuate on an annual basis due to a number of factors which include the timing of proceeds received from public offerings of our common stock, timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from year to year, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $211,759 as of December 31, 2007, a decrease of $252,464 from the December 31, 2006 balance. The decrease was primarily due to using the proceeds from our public offering to make new investments in 2007. We believe that we have sufficient cash balances to meet our working capital needs including our current distribution rate and to continue making investments. There has been no material change in our financial condition since December 31, 2006. Our sources and uses of cash during 2007 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During 2007, we used cash flows from operating activities of $120,985 to fund distributions to shareholders of $72,551, make scheduled mortgage principal installments of $18,053 and fund distributions to minority interest partners of $4,289. In addition, we also distributed $295,818 to minority interest partners for their share of proceeds received from non-recourse mortgage financing obtained on several investments (see Financing Activities below). For 2007, the advisor elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management and performance fees of $25,175 (inclusive of performance fees of $11,945 in July 2007 related to achieving the performance criterion — see Cash Requirements below) through the issuance of common stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During 2007, we used $638,182 to enter into 15 investments and to fund construction costs at several existing build-to-suit projects, four of which were completed during 2007. We used $315,940 to fund two notes receivable. In addition, we contributed $64,518 to ventures in connection with the purchase of three equity investments in real estate as well as to fund a build-to-suit project that we account for under the equity method of accounting as it constitutes an interest in an “Acquisition, Development and Construction” (“ADC”) arrangement (Note 2). We also placed $43,496 into escrow for future commitments and potential acquisitions and received $5,349 from the release of escrow funds which were primarily used to fund construction costs at existing build-to-suit projects. Our investment activity was funded primarily through proceeds from our public offerings, non-recourse mortgage financing and contributions from minority interest partners.
Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $731,574 in mortgage financing to fund investment activity, of which $9,399 represented the release of funds held back by a mortgage lender in December 2006. Of these mortgage proceeds, $295,818 was distributed to minority interest partners. We received contributions totaling $313,081 from our minority partners primarily in connection with the Hellweg 2 transaction. We also received $31,404 as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $7,316 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
CPA®:16 – Global 2007 10-K — 32

Summary of Financing
The table below summarizes our non-recourse debt as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Balance
Fixed rate	$1,369,778	$594,693
Variable rate (a)	33,521	39,552

Total	$1,403,299	$634,245

Percent of total debt
Fixed rate	98%	94%
Variable rate (a)	2%	6%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	5.2%	5.3%

(a)	Included in variable rate debt at December 31, 2007 is $28,758 in mortgage obligations that currently bear interest at a fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term. There are no interest rate resets scheduled during 2008.
Cash Resources
As of December 31, 2007, our cash resources consisted of cash and cash equivalents of $211,759. Of these amounts, $25,523, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts. We may also be able to borrow against certain currently unleveraged properties which have an aggregate carrying value of $105,982. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from the operations of our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2008 including:
–	The advisor’s election for 2008 to receive base asset management fees in cash, which will negatively impact operating cash flows during 2008 by approximately $10,300.

–	The impact from any investments we enter into during 2008, the full year impact of investments entered into in 2007 and the expected completion of two build-to-suit projects in 2008, all of which we currently expect will have a net positive impact on cash flow.

–	Scheduled rent increases on several properties during 2008 should result in additional cash flow.
Cash Requirements
During 2008, cash requirements will include scheduled mortgage principal payment installments (we have a $4,763 note payable due in June 2008 and no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders, funding build-to-suit and lending commitments that we currently estimate to total $49,031 and paying our deferred acquisition fee and interest thereon of $32,826, as well as other normal recurring operating expenses.
An unconsolidated venture in which we hold a 25% interest has non-recourse mortgage debt that matures in 2015 totaling $121,737 as of December 31, 2007. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time. Our interest in this venture had a carrying value of $18,449 at December 31, 2007.
In accordance with our advisory agreement with the advisor, we owe the advisor performance fees of 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. Additionally, we owe the advisor deferred acquisition fees that are calculated based on the aggregate cost of investments acquired and are payable in equal annual installments over three years and bear interest at an annual rate of 5%. These performance and deferred acquisition fees were subordinated to the performance criterion, a non-
CPA®:16 – Global 2007 10-K — 33

compounded cumulative distribution return of 6% per annum. In June 2007, we met the performance criterion and as a result the following amounts became payable to the advisor:
–	Deferred acquisition fee installments and interest on deferred acquisition fees totaling $31,674 and $2,300 as of June 30, 2007. As a result of investment activity subsequent to June 30, 2007, deferred acquisition fees and interest thereon totaled $42,435 and $3,687, respectively, as of December 31, 2007. We used existing cash resources to pay the first installment in January 2008, consisting of deferred acquisition fees of $29,546 and accrued interest of $3,687. We expect to continue to use existing cash resources to pay the remaining installments of $8,250 in January 2009 and $4,639 in January 2010. Interest will accrue on amounts outstanding at the rate of 5% per annum.

–	Performance fees totaling $11,945 were paid in July 2007 through the issuance of 1,194,549 shares of our restricted common stock.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$1,403,299	$19,457	$40,838	$52,628	$1,290,376
Deferred acquisition fees — Principal	42,435	29,546	12,889	—	—
Interest on borrowings and deferred acquisition fees (a)	764,091	85,717	161,204	155,214	361,956
Build-to-suit commitments (b)	8,631	8,631	—	—	—
Lending commitments (c)	40,400	40,400	—	—	—
Operating and other lease commitments (d)	61,739	1,593	3,223	3,252	53,671

	$2,320,595	$185,344	$218,154	$211,094	$1,706,003

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rate and balance outstanding as of December 31, 2007.

(b)	Represents remaining build-to-suit commitments for two projects:

–	Bloomington, Minnesota – estimated total construction costs are currently projected to be $46,760 of which $38,470 was funded as of December 31, 2007.

–	Columbia, South Carolina – estimated total construction costs are currently projected to be $7,000 of which $6,659 was funded as of December 31, 2007.

(c)	Represents unfunded amounts on a commitment to provide a loan to a developer of a domestic property.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $10,883.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2007. As of December 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:16 – Global 2007 10-K — 34

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	December 31, 2007	Total Assets	Party Debt	Maturity Date
Thales S.A.	35%	$122,944	$84,176	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	300,582	171,803	5/2014
Actuant Corporation	50%	19,492	12,893	5/2014
TietoEnator Plc	40%	108,761	81,038	7/2014
Pohjola Non-life Insurance Company	40%	118,023	90,261	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	25%	202,376	121,737	5/2015
Consolidated Systems, Inc.	40%	6,987	4,738	11/2016
Lindenmaier A.G. (b)	33%	32,421	13,271	10/2017
OBI A.G. (b)	25%	241,173	182,061	3/2018
Police Prefecture, French Government	50%	125,669	94,661	8/2020
Soho House Beach House LLC (b) (c)	100%	33,124	—	N/A
Schuler A.G. (b)	33%	76,894	—	N/A

		$1,388,446	$856,639

(a)	In accordance with the loan agreement, this tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time. Our interest in this venture had a carrying value of $18,449 at December 31, 2007. In April 2007, we acquired an interest in the Hellweg 2 transaction which we consolidate (Note 7). There is no event of default associated with the Hellweg 2 transaction.

(b)	We acquired all or part of our interest in this investment during 2007.

(c)	We account for this investment under the equity method of accounting as it constitutes an ADC arrangement (Note 2).
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Subsequent Events
Subsequent to December 31, 2007, we acquired two domestic investments at a total cost of approximately $57,300. We also obtained non-recourse mortgage financing totaling approximately $88,900, including $68,400 on previously unencumbered properties, with a weighted average annual fixed interest rate and term of 6.6% and 10 years, respectively.
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
CPA®:16 – Global 2007 10-K — 35

Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. Estimates of residual values are based on third party appraisals. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of
CPA®:16 – Global 2007 10-K — 36

Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations. As described in Note 7, in April 2007, we and our affiliates acquired interests in two ventures in which our total effective ownership interest is 26%. These ventures are deemed to be VIEs of which we are deemed to be the primary beneficiary and, therefore, we consolidate the ventures in our financial statements.
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
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale,
CPA®:16 – Global 2007 10-K — 37

adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (22 lessees represented 74% of annual lease revenues during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2007, 2006 and 2005 was $2,662, $1,875 and $725, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
We conduct business in various states and municipalities within the United States and internationally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $90, with an offsetting decrease to retained earnings.
CPA®:16 – Global 2007 10-K — 38

We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat two of our corporate subsidiaries as TRSs.
Our earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.
Although our TRSs may operate at a profit for federal income tax purposes in future periods, we cannot quantify the value of our deferred tax assets with certainty. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1
CPA®:16 – Global 2007 10-K — 39

addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. The adoption of SFAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which are currently capitalized and allocated to the cost basis of acquisitions will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
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
CPA®:16 – Global 2007 10-K — 40

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. An unconsolidated venture in which we hold a 25% interest has non-recourse debt for which the interest rates have been fixed through the use of an interest rate swap.
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the year ended December 31, 2007, the embedded credit derivatives generated an unrealized gain of $2,741. It is possible that the amount of unrealized gains or losses generated from these derivatives may fluctuate significantly during their terms.
At December 31, 2007, substantially all of our non-recourse debt either bears interest at fixed rates or currently bears interest at a fixed rate but has interest rate reset features that will change the interest rates to then prevailing market fixed rates at certain points in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2007 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at December 31, 2007 ranged from 4.6% to 5.2%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$14,514	$18,441	$21,679	$24,738	$27,172	$1,263,234	$1,369,778	$1,313,946
Variable rate debt	$4,943	$359	$359	$359	$359	$27,142	$33,521	$33,103
A change in interest rates of 1% would increase or decrease the combined fair value of our debt that currently bears interest at fixed rates by an aggregate of $81,123. Annual interest expense on our variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $48 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union, Thailand, Malaysia and Canada and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $1,972 for the year ended December 31, 2007. Net unrealized foreign currency translation gains were $14 for the year ended December 31, 2007. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. During 2007, Hellweg Die Profi-Baumarkte GmbH & Co. KG, which leases properties in Germany, contributed 18% of lease revenues, inclusive of minority interest.
CPA®:16 – Global 2007 10-K — 41

During each of the next five years and thereafter, scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

Lease Revenues (a)	2008	2009	2010	2011	2012	Thereafter	Total
Euro	$58,723	$58,723	$58,723	$58,723	$58,723	$899,113	$1,192,728
British pound sterling	6,181	6,245	6,311	6,379	6,449	116,390	147,955
Other foreign currencies (b)	7,113	7,113	7,113	7,113	7,113	72,226	107,791

	$72,017	$72,081	$72,147	$72,215	$72,285	$1,087,729	$1,448,474

Scheduled debt service payments (principal and interest) for mortgage notes payable during each of the next five years and thereafter, from our foreign operations are as follows:

Debt service (a) (c)	2008	2009	2010	2011	2012	Thereafter	Total
Euro	$35,382	$37,549	$39,444	$39,982	$40,563	$687,340	$880,260
British pound sterling	3,501	3,560	3,614	3,647	3,660	57,389	75,371
Other foreign currencies (d)	3,345	3,726	3,698	4,086	4,070	46,572	65,497

	$42,228	$44,835	$46,756	$47,715	$48,293	$791,301	$1,021,128

(a)	Based on the applicable December 31, 2007 exchange rate. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Other currencies consist of the Canadian dollar, the Swedish krona, the Thai baht and the Malaysian ringgit.

(c)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2007.

(d)	Other currencies consist of the Canadian dollar, the Swedish krona and the Thai baht.
CPA®:16 – Global 2007 10-K — 42

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedules are filed as a part of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2007
Notes to Schedule III
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2007
Notes to Schedule IV
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:16 – Global 2007 10-K — 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 – Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 – Global Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2008
CPA®:16 – Global 2007 10-K — 44

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006
Assets
Real estate, net	$1,597,457	$648,593
Net investment in direct financing leases	343,721	308,073
Equity investments in real estate	178,661	111,870
Real estate under construction	50,140	75,372
Notes receivable	358,079	9,603
Cash and cash equivalents	211,759	464,223
Intangible assets, net	163,824	108,001
Funds in escrow	137,473	20,503
Other assets, net	40,755	29,402

Total assets	$3,081,869	$1,775,640

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,403,299	$634,245
Accounts payable, accrued expenses and other liabilities	69,419	19,181
Prepaid and deferred rental income and security deposits	96,057	34,749
Due to affiliates	52,291	49,219
Distributions payable	19,432	16,067

Total liabilities	1,640,498	753,461

Minority interest in consolidated entities	420,274	31,358

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 250,000,000 shares authorized; 120,567,308 and 114,701,851 shares issued and outstanding, respectively	121	115
Additional paid-in capital	1,085,506	1,028,933
Distributions in excess of accumulated earnings	(82,481)	(40,679)
Accumulated other comprehensive income	31,905	9,090

	1,035,051	997,459
Less, treasury stock at cost, 1,500,198 and 713,803 shares, respectively	(13,954)	(6,638)

Total shareholders’ equity	1,021,097	990,821

Total liabilities and shareholders’ equity	$3,081,869	$1,775,640

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2007 10-K — 45

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2007	2006	2005
Revenues
Rental income	$115,836	$49,032	$29,416
Interest income from direct financing leases	24,134	15,095	9,689
Interest income on notes receivable	20,743	2,035	2,482
Other income	5,474	1,522	643

	166,187	67,684	42,230

Operating Expenses
Depreciation and amortization	(32,605)	(13,141)	(7,417)
Property expenses	(23,977)	(12,413)	(8,586)
General and administrative	(9,494)	(4,741)	(2,825)
Impairment charge	—	—	(302)

	(66,076)	(30,295)	(19,130)

Other Income and Expenses
Income from equity investments in real estate	2,104	7,120	5,342
Other interest income	20,303	12,622	5,790
Minority interest in income	(23,968)	(1,865)	(642)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	4,673	407	(1,652)
Interest expense	(66,182)	(25,145)	(15,169)

	(63,070)	(6,861)	(6,331)

Income before income taxes	37,041	30,528	16,769
Provision for income taxes	(2,837)	(423)	(485)

Net Income	$34,204	$30,105	$16,284

Earnings Per Share	$0.29	$0.40	$0.29

Weighted Average Shares Outstanding	116,654,112	75,304,433	56,327,478

Distributions Declared Per Share	$0.6498	$0.6373	$0.5763

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2007	2006	2005
Net Income	$34,204	$30,105	$16,284
Other Comprehensive Income (Loss)
Change in unrealized gain (loss) on marketable securities	11	(8)	(20)
Foreign currency translation adjustment	21,266	11,352	(7,181)
Unrealized gain on derivative instrument	1,538	894	—

	22,815	12,238	(7,201)

Comprehensive Income	$57,019	$42,343	$9,083

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2007 10-K — 46

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share amounts)

				Distributions
			Additional	in Excess of	Accumulated Other
		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2005	51,426,720	$51	$465,292	$(6,188)	$4,053	$—	$463,208
Shares issued $.001 par, at $10 per share, net of offering costs	5,510,677	6	45,407				45,413
Shares, $.001 par, issued to the advisor at $10 per share	331,453		3,315				3,315
Distributions declared				(32,512)			(32,512)
Net income				16,284			16,284
Change in other comprehensive income					(7,201)		(7,201)
Repurchase of shares	(162,564)					(1,512)	(1,512)

Balance at December 31, 2005	57,106,286	57	514,014	(22,416)	(3,148)	(1,512)	486,995

Shares issued $.001 par, at $10 per share, net of offering costs	56,897,030	57	509,560				509,617
Shares, $.001 par, issued to the advisor at $10 per share	535,971	1	5,359				5,360
Distributions declared				(48,368)			(48,368)
Net income				30,105			30,105
Change in other comprehensive income					12,238		12,238
Repurchase of shares	(551,239)					(5,126)	(5,126)

Balance at December 31, 2006	113,988,048	115	1,028,933	(40,679)	9,090	(6,638)	990,821
Cumulative effect adjustment from adoption of FIN 48 (Note 14)				(90)			(90)

Balance at January 1, 2007	113,988,048	115	1,028,933	(40,769)	9,090	(6,638)	990,731
Shares issued $.001 par, at $10 per share, net of offering costs	3,584,285	4	33,763				33,767
Shares, $.001 par, issued to the advisor at $10 per share	2,281,172	2	22,810				22,812
Distributions declared				(75,916)			(75,916)
Net income				34,204			34,204
Change in other comprehensive income					22,815		22,815
Repurchase of shares	(786,395)					(7,316)	(7,316)

Balance at December 31, 2007	119,067,110	$121	$1,085,506	$(82,481)	$31,905	$(13,954)	$1,021,097

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2007 10-K — 47

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2007	2006	2005
Cash Flows — Operating Activities
Net income	$34,204	$30,105	$16,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	35,137	13,295	7,506
Straight-line rent adjustments and amortization of rent-related intangibles	(1,169)	(1,384)	(1,336)
Income from equity investments in real estate in excess of distributions received	2,987	(1,741)	(637)
Minority interest in income	23,968	1,865	642
Issuance of shares to affiliate in satisfaction of fees due	25,175	5,360	3,315
Impairment charge	—	—	302
Realized (gain) loss on foreign currency transactions, net	(1,972)	(393)	1,527
Unrealized (gain) loss on foreign currency transactions, net	(14)	(179)	125
Unrealized gain on derivative instruments	(2,687)	—	—
Increase in accrued interest	7,592	796	2,064
(Decrease) increase in due to affiliates (a)	(4,383)	6,888	4,753
Change in other operating assets and liabilities, net (a)	2,147	(2,357)	5,793

Net cash provided by operating activities	120,985	52,255	40,338

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	4,256	6,563	3,482
Acquisition of real estate and other capital expenditures (b)	(638,182)	(485,948)	(428,526)
Purchases of note receivable	(315,940)	—	(12,798)
Contributions to equity investments in real estate	(64,518)	(12,697)	(38,499)
Funds placed in escrow for future investment	(43,496)	(28,786)	(2,832)
Release of funds held in escrow for investment	5,349	27,306	19,942
VAT taxes paid in connection with acquisition of real estate	(885)	(3,677)	(5,976)
VAT taxes recovered in connection with acquisition of real estate	—	4,008	—
Proceeds from maturity of short-term investments	1,698	—	7,871
Purchases of securities	—	—	(32,625)
Proceeds from sale of securities	—	—	102,525
Receipt of principal payment of mortgage note receivable	288	275	220
Receipt of principal prepayment of mortgage note receivable	—	20,000	—

Net cash used in investing activities	(1,051,430)	(472,956)	(387,216)

Cash Flows — Financing Activities
Distributions paid	(72,551)	(41,227)	(28,939)
Distributions paid to minority interest partners	(300,107)	(1,672)	(161)
Contributions from minority interest partners	313,081	14,061	6,724
Proceeds from mortgages and notes payable (c)	731,574	261,657	267,218
Scheduled payments of mortgage principal	(18,053)	(6,397)	(2,821)
Deferred financing costs and mortgage deposits, net of deposits refunded	(975)	(2,799)	331
Proceeds from issuance of shares, net of costs of raising capital	31,404	509,617	45,413
Purchase of treasury stock	(7,316)	(5,126)	(1,512)

Net cash provided by financing activities	677,057	728,114	286,253

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	924	1,436	(1,311)

Net (decrease) increase in cash and cash equivalents	(252,464)	308,849	(61,936)
Cash and cash equivalents, beginning of year	464,223	155,374	217,310

Cash and cash equivalents, end of year	$211,759	$464,223	$155,374

(Continued)
CPA®:16 – Global 2007 10-K — 48

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
Non-cash investing and financing activities

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities excludes amounts related to the raising of capital (financing activities) pursuant to our public offerings. At December 31, 2007, 2006 and 2005, the amount due to the advisor for such costs was $1,459, $7,924 and $4,028, respectively.

(b)	Included in the cost basis of real estate investments acquired in 2007, 2006 and 2005 are deferred acquisition fees payable of $13,918, $10,809 and $10,174, respectively.

(c)	Net of $9,399 and $2,325 retained by mortgage lenders during 2006 and 2005, respectively.
Supplemental cash flows information

	2007	2006	2005
Interest paid, net of amounts capitalized	$58,924	$26,008	$13,772

Interest capitalized	$2,662	$1,875	$725

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 2007 10-K — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Organization
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of December 31, 2007, our portfolio consisted of our full or partial ownership interest in 371 fully occupied properties leased to 70 tenants, totaling approximately 25 million square feet (on a pro rata basis). Subject to certain restrictions and limitations, we are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”).
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1,103,319 in gross offering proceeds. We completed our second public offering in December 2006. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations. As described in Note 7, in April 2007, we and our affiliates acquired interests in two German ventures in which our total effective ownership interest is 26%. These ventures are deemed to be VIEs of which we are deemed to be the primary beneficiary and, therefore, we consolidate the ventures in our financial statements.
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
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.
CPA®:16 – Global 2007 10-K — 50

Notes To Consolidated Financial Statements
Out of Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) because of net cash settlement features. As a result of these errors, net income was overstated by approximately $37 in 2005 and $341 in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes of $378 was not material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the year ended December 31, 2007, rather than restating prior periods.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in deferred rental income in the consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
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
Intangibles for above-market leases are amortized to expense over the remaining initial lease term while intangibles for below-market leases are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense.
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
Acquisition, Development and Construction Loans (“ADC Arrangements”)
Pursuant to the AICPA’s Notice to Practitioners on ADC Arrangements (e.g., Acquisition, Development and Construction Loans), we evaluate mortgage loans where we participate in residual interests through loan provisions or other contracts to ascertain whether we have the same risks and rewards as an owner or a venture partner. Where we conclude that such arrangements are more appropriately treated as a hypothetical investment in real estate, we reflect such investment as part of “equity method investments in real estate” (Note 6). In these cases, our loan position is treated as preference capital to the hypothetical partnership rather than a loan and no interest income is recorded.
CPA®:16 – Global 2007 10-K — 51

Notes To Consolidated Financial Statements
Notes Receivable
For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost which consists of the outstanding balance net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.
Cash and Cash Equivalents and Short-Term Investments
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2007 and 2006, our cash and cash equivalents were held in the custody of several financial institutions, including international institutions, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions. At December 31, 2006, instruments that had a maturity of three months or more at the time of purchase were classified as short-term investments in the consolidated financial statements. We had no such investments at December 31, 2007.
Marketable Securities
Marketable securities, which consist of an interest-only participation in a mortgage note receivable as of December 31, 2007 and 2006 are classified as available for sale securities and reported at fair value with any unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets
Included in other assets are escrow balances and tenant security deposits held by lenders, restricted cash balances, accrued rents and interest receivable, common stock warrants and derivatives, marketable securities, deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by our advisor to us relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees totaling no more than 2% of the purchase price of the properties is deferred and is payable in equal annual installments on January 1 of each of the three calendar years following the date the property was purchased. Payment of such fees is subject to the performance criterion which was achieved in June 2007 (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2007, lessees were responsible for the direct payment of real estate taxes of approximately $9,756.
Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage of sales rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
CPA®:16 – Global 2007 10-K — 52

Notes To Consolidated Financial Statements
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (22 lessees represented 74% of annual lease revenues during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 20 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we may make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For any securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Foreign Currency Translation
We consolidate our real estate investments in the European Union, Canada, Malaysia and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British pound sterling and, to a lesser extent, the Swedish krona, the Canadian dollar, the Thai baht, the Malaysian ringgit and the Polish zloty. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet
CPA®:16 – Global 2007 10-K — 53

Notes To Consolidated Financial Statements
date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2007 and 2006, the cumulative foreign currency translation adjustment gain was $29,490 and $8,224, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and we recognized unrealized gains (losses) of $14, $179 and $(125) from such transactions for the years ended December 31, 2007, 2006 and 2005. For the years ended December 31, 2007, 2006 and 2005, we recognized realized gains (losses) of $1,972, $393 and $(1,527), respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for our derivative instruments in accordance with FASB No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Derivative instruments include interest rate swaps, embedded credit derivatives and common stock warrants.
From time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings. In connection with an investment in Poland, a venture in which we have a 25% ownership interest, and which we account for under the equity method of accounting, has interest rate swap instruments on variable rate loans which have been designated as cash flow hedges. Our share of changes in the fair value of these interest rate swap instruments is included in other comprehensive income for the years ended December 31, 2007 and 2006. Neither we nor our joint ventures had any interest rate swap agreements during the year ended December 31, 2005.
In connection with a German transaction in April 2007 (Note 7), two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives are included in other assets in the financial statements and changes in the fair value are recognized in earnings.
Certain stock warrants which were granted to us by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. We also hold stock warrants that were not defined as derivative instruments and have been recorded at nominal values. Stock warrants are included in other assets in the consolidated financial statements.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders(excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated
CPA®:16 – Global 2007 10-K — 54

Notes To Consolidated Financial Statements
financial statements. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
We conduct business in various states and municipalities within the United States and internationally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $90, with an offsetting decrease to retained earnings.
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
Our earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation of hotel properties for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.
Although our TRSs may operate at a profit for federal income tax purposes in future periods, we cannot quantify the value of our deferred tax assets with certainty. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.
During the third quarter of 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. In March 2006, we entered into a closing agreement with the IRS, under which the IRS reached a final determination that it would not challenge our qualification as a REIT, or the deductibility of dividends paid to our shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which we issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor made a payment of $102 to the IRS and we cancelled the issuance of a de minimis number of shares issued pursuant to our distribution reinvestment plan that may have caused the dividends to be preferential.
Costs of Raising Capital
Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder’s equity upon the issuance of shares.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
CPA®:16 – Global 2007 10-K — 55

Notes To Consolidated Financial Statements
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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
CPA®:16 – Global 2007 10-K — 56

Notes To Consolidated Financial Statements
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. Additionally, SFAS 141R requires an acquiring entity to immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. The adoption of SFAS 141R will have a significant impact on our operating results because of the highly acquisitive nature of our business. In 2009, we expect to have an immediate reduction in our net income attributable to new acquisitions since acquisition costs and fees which are currently capitalized and allocated to the cost basis of acquisitions will instead be expensed immediately as incurred. Post acquisition, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties as a result of acquisition costs and fees no longer being capitalized and depreciated.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisor is also reimbursed for marketing costs and broker-dealer commissions the advisor incurs in connection with our offerings (Note 11). The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met as of June 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its asset management and performance fees in restricted shares of our common stock. As of December 31, 2007, the advisor owned 3,404,914 shares (2.9%) of our common stock. We incurred base asset management fees of $8,987, $5,527 and $3,698 in 2007, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. The advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion. Unpaid installments bear interest at 5% per annum. Current acquisition fees were $17,184, $13,510 and $12,717 for investments that were acquired during 2007, 2006 and 2005, respectively. Deferred acquisition fees were $13,918, $10,809 and $10,174 for investments that were acquired during 2007, 2006 and 2005, respectively, and were payable to the advisor subject to subordination to the performance criterion. For investments acquired using the proceeds from our initial public offering, we paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. The allowance was $1,224 and $2,903 for investments acquired in 2006 and 2005, respectively. We completed the investment of funds raised in our initial public offering and commenced investment of the funds raised in our second public offering during 2006. All investments acquired during 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. The advisor did not incur any direct third party costs related to our investment activity during 2007 or during the period of 2006 in which we commenced investment of the proceeds from our second public offering.
In June 2007, we met our performance criterion, and as a result, amounts included in due to affiliates in the consolidated balance sheets totaling $45,919 as of June 30, 2007, consisting of performance fees of $11,945, deferred acquisition fees of $31,674 and interest thereon of $2,300, became payable to the advisor. We paid the previously deferred performance fees totaling $11,945 to the advisor in July 2007 in the form of 1,194,549 restricted shares of our common stock. The deferred acquisition fees of $31,674 and interest thereon of $2,300 are payable to the advisor in cash beginning in January 2008. We paid the first installment of $28,259 in January 2008 (including accrued interest) and will pay the remaining installments of $4,663 in January 2009 and $1,052 in January 2010. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
CPA®:16 – Global 2007 10-K — 57

Notes To Consolidated Financial Statements
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. For the years ended December 31, 2007, 2006 and 2005, we incurred personnel reimbursements of $2,257, $1,275 and $604, respectively, which are included in general and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of adjusted net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed the 2%/25% guidelines in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor will be entitled to receive subordinated disposition fees based on the total consideration received by us for the sale of our investments. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. Payment of such amount, however, cannot be made until the subordination provisions are met. We have not sold any of our assets as of December 31, 2007 and no such disposition fees have been accrued.
We own interests in entities which range from 25% to 99.99%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 6).
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5. We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-5. We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $453, $347 and $171 in 2007, 2006 and 2005, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $553 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows:

	December 31,
	2007	2006
Land	$338,639	$147,123
Buildings	1,301,396	516,687
Less: Accumulated depreciation	(42,578)	(15,217)

	$1,597,457	$648,593

CPA®:16 – Global 2007 10-K — 58

Notes To Consolidated Financial Statements
Scheduled future minimum rents, exclusive of percentage rents, of renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable operating leases are approximately as follows:

Year ending December 31,
2008	$145,706
2009	145,861
2010	146,100
2011	146,558
2012	146,898
Thereafter through 2031	1,155,624
There were no percentage rents in 2007, 2006 and 2005.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2007	2006
Minimum lease payments receivable	$594,619	$542,717
Unguaranteed residual value	259,354	221,604

	853,973	764,321
Less: unearned income	(510,252)	(456,248)

	$343,721	$308,073

Scheduled future minimum rents, exclusive of percentage rents, renewals and expenses paid by tenants and future CPI — based increases, under non-cancelable direct financing leases are as follows:

Year ending December 31,
2008	$29,831
2009	29,895
2010	29,962
2011	30,030
2012	30,099
Thereafter through 2031	444,802
There were no percentage rents in 2007, 2006 and 2005.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through non-controlling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence and (ii) as TICs subject to joint control (Note 3). All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
CPA®:16 – Global 2007 10-K — 59

Notes To Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership	Carrying Value December 31,
Lessee	Interest	2007	2006
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$34,919	$36,150
Schuler A.G. (a)	33%	25,537	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)	25%	18,449	15,397
Police Prefecture, French Government	50%	14,601	14,020
OBI A.G. (c)	25%	13,251	10,750
TietoEnator Plc	40%	10,573	9,918
Pohjola Non-life Insurance Company	40%	10,442	10,128
Lindenmaier A.G. (a)	33%	6,218	—
Thales S.A. (d)	35%	5,814	10,355
Actuant Corporation	50%	2,761	2,883
Consolidated Systems, Inc.	40%	2,274	2,269

		144,839	111,870

Acquisition, Development and Construction (“ADC”) Loan:
Soho House Beach House LLC (e)	100%	33,822	—

		$178,661	$111,870

(a)	We acquired our interest in this investment during 2007 (Note 7).

(b)	In April 2007, we acquired an interest in a second transaction with Hellweg (“Hellweg 2”) which we consolidate (Note 7).

(c)	We acquired an interest in an additional property leased to this tenant during 2007 (Note 7).

(d)	In 2007, we recognized an other than temporary impairment charge of $6,000 to reduce the carrying value of this equity investment in real estate to the estimated fair value of the venture’s net assets.

(e)	In 2007, we entered into a domestic build-to-suit project that we account for under the equity method of accounting as it constitutes an ADC arrangement (Note 2). The ADC arrangement provides for a fixed annual interest rate of 5.75% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At December 31, 2007, the ADC arrangement had a balance of $31,070.
Combined summarized financial information (for the entire venture, not our proportionate share) of our equity investees is presented below:

	December 31,
	2007	2006
Assets	$1,388,446	$1,167,272
Liabilities	(924,421)	(830,274)

Partners’ and members’ equity	$464,025	$336,998

	For the years ended December 31,
	2007	2006	2005
Revenues	$105,885	$90,600	$67,049
Expenses	(79,365)	(67,049)	(49,953)

Net income	$26,520	$23,551	$17,096

Our share of net income from equity investments in real estate (a) (b)	$2,104	$7,120	$5,342

(a)	In 2007, we recognized an other than temporary impairment charge of $6,000 to reduce the carrying value of our equity investment in a venture leasing properties to Thales S.A. to the estimated fair value of the venture’s net assets.

(b)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of the acquisition.
CPA®:16 – Global 2007 10-K — 60

Notes To Consolidated Financial Statements
Note 7. Acquisitions of Real Estate-Related Investments
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Real Estate Acquired
2007 — During 2007, we acquired 15 investments (11 in North America, two in Germany, and one each in Finland and France) at a total cost of $924,566, inclusive of minority interest of $330,424. In connection with these investments, we obtained $674,156 in non-recourse mortgage financing, inclusive of minority interest of $280,237, with a weighted average annual fixed interest rate and term of 5.8% and 10.5 years, respectively. A significant portion of this investment and financing activity relates to a transaction in Germany (see Hellweg 2 below).
2006 — During 2006, we acquired 14 domestic investments and five international investments located in Germany, France and Malaysia at a total cost of $425,737, inclusive of minority interest of $20,987. In connection with these investments, we obtained $239,731 in non-recourse mortgage financing, inclusive of minority interest of $11,719, with a weighted average interest rate and term of approximately 5.8% and 11.4 years, respectively.
Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”)
In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg Die Profi-Baumarkte GmbH & Co. KG. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements (Note 2). The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.5% and a term of 10 years.
Under the terms of the note receivable, which has an initial principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Because we have no legal right to offset, we have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.3 % interest in the limited partnership as minority interest in the consolidated financial statements.
In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Equity Investments in Real Estate Acquired
2007 — During 2007, we and an affiliate entered into three ventures located in Germany and Poland in which our ownership interests range from 25% to 33% at a total cost (not our proportionate share) of $115,550. We account for these ventures under the equity method of accounting as we do not have a controlling interest but exercise significant influence. We acquired the Polish investment through an existing venture with our affiliate (see 2006 below). The ventures obtained non-recourse mortgage financing (not our proportionate share) totaling $20,898 with a weighted average interest rate and term of approximately 5.8% and 10.3 years, respectively.
We also entered into a domestic build-to-suit project for a total cost of up to $61,152 that we account for under the equity method of accounting as it constitutes an ADC arrangement (Note 2). The ADC arrangement provides for a fixed annual interest rate of 5.75% and matures in April 2010. At December 31, 2007, the ADC arrangement had a balance of $31,070.
2006 — During 2006, we and our affiliates entered into two ventures located in Poland and the United States in which our ownership interests are 25% and 40%, respectively at a total cost (not our proportionate share) of $201,207. We account for these ventures under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The ventures obtained non-recourse mortgage financing (not our proportionate share) totaling $150,022 with a weighted average interest rate and term of 5.1% and 10 years, respectively.
CPA®:16 – Global 2007 10-K — 61

Notes To Consolidated Financial Statements
Mortgage Notes Receivable Acquired
2007 — In April 2007 we acquired an interest in a venture that made a loan of $314,210 to the holder of interests in a limited partnership in connection with a transaction in Germany (see Hellweg 2 above). In addition, in June 2007, we entered into an agreement to provide a developer with a construction loan of up $14,800 that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. At December 31, 2007, the construction loan receivable had a balance of $1,730.
Real Estate Under Construction
2007 — During 2007, we entered into a domestic build-to-suit project for a total cost of up to $7,000, based on estimated construction costs. Costs incurred through December 31, 2007 of $50,140 in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction. We also obtained non-recourse mortgage financing on completed build-to-suit projects totaling $40,290 at a weighted averaged fixed annual interest rate and term of 6.3% and 12.9 years, respectively, inclusive of minority interest of $10,327.
2006 — During 2006, we entered into three domestic build-to-suit projects at a total estimated cost of $88,679 based on estimated construction costs. We also obtained non-recourse mortgage financing on current and completed build-to-suit projects of up to $36,260 at a weighted average annual fixed interest rate and term of 6.3% and 19.1 years, respectively.
Note 8. Intangibles
In connection with its acquisition of properties, we have recorded net lease intangibles of $138,584, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	December 31,
	2007	2006
Lease intangibles
In-place lease	$105,912	$67,984
Tenant relationship	28,311	19,778
Above-market rent	45,258	27,689
Less: accumulated amortization	(15,657)	(7,450)

	$163,824	$108,001

Below-market rent	$(40,897)	$(24,792)
Less: accumulated amortization	2,491	1,125

	$(38,406)	$(23,667)

Net amortization of intangibles, including the effect of foreign currency translation, was $6,759, $3,886 and $2,329 for the years ended December 31, 2007, 2006 and 2005, respectively. Based on the intangibles recorded as of December 31, 2007, scheduled annual amortization of intangibles for each of the next five years is expected to be $21,295 in 2008; $20,785 in 2009 and $19,255 in 2010, 2011 and 2012.
CPA®:16 – Global 2007 10-K — 62

Notes To Consolidated Financial Statements
Note 9. Disclosures About Fair Value of Financial Instruments
Our financial instruments had the following carrying value and fair value as of December 31, 2007 and 2006, respectively:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable	$1,397,532	$1,341,282	$630,795	$623,764
Notes payable	5,767	5,767	3,450	3,450
Notes receivable (a)	358,079	340,879	9,603	9,401
Marketable securities (b)	2,422	2,438	2,742	2,713

(a)	Includes note receivable acquired in connection with the Hellweg 2 transaction (Note 7).

(b)	Carrying value represents historical cost for marketable securities.
The fair value of our other financial assets and liabilities approximated their carrying value at December 31, 2007 and 2006. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk.
Note 10. Non-Recourse Debt
Our non-recourse debt consists of mortgage notes payable and notes payable. Our mortgage notes payable, all of which are non-recourse to us, are collateralized by an assignment of real property and direct financing leases with a carrying value of $1,848,700 as of December 31, 2007. All of our mortgage notes payable either bear interest at fixed rates for the term of the note or currently bear interest at fixed rates that may be reset to then-prevailing market fixed rates in the future, pursuant to the terms of the mortgage contract. Mortgage notes payable had fixed annual interest rates ranging from 4.4% to 7.7% and a variable annual interest rate of 5.2% and had maturity dates ranging from 2014 to 2031 as of December 31, 2007. We also have two notes payable totaling $5,767 obtained in connection with certain international investments that bear interest at a variable rate of 4.6% and a fixed rate of 6.4% per annum and mature in June 2008 and January 2009, respectively.
Scheduled principal payments during each of the five years and thereafter are as follows:

Year ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2008	$19,154	$14,211	$4,943
2009	18,470	18,111	359
2010	21,708	21,349	359
2011	24,767	24,408	359
2012	27,201	26,842	359
Thereafter through 2031	1,288,999	1,261,857	27,142

	1,400,299	1,366,778	33,521
Unamortized discount	3,000	3,000	—

Total	$1,403,299	$1,369,778	$33,521

An unconsolidated venture in which we hold a 25% interest has non-recourse mortgage debt that matures in 2015 totaling $121,737 as of December 31, 2007. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time. Our interest in this venture had a carrying value of $18,449 at December 31, 2007.
As of March 31, 2006, a venture in which we hold a 40% interest had incurred an event of default in accordance with its loan agreement related to its obligation to complete certain non-monetary actions within a specified period of time. The venture completed all of its obligations and remedied the default during the third quarter of 2006. The venture’s non-recourse mortgage debt totaled $81,038 as of December 31, 2007.
CPA®: 16 – Global 2007 10-K — 63

Notes To Consolidated Financial Statements
Note 11. Commitments and Contingencies
As of December 31, 2007, we were not involved in any material litigation.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of CPA®:15 during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to the affected CPA® REITs. We will not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
We are liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by our advisor and its subsidiaries in connection with offerings of our securities were $60,347 through December 31, 2007, of which we have reimbursed $58,888. Unpaid costs are included in due to affiliates in the consolidated financial statements.
CPA®:16 – Global 2007 10-K — 64

Notes To Consolidated Financial Statements
Note 12. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable equity securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are also subject to the risks associated with changing exchange rates.
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
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $182,061 and $157,632 as of December 31, 2007 and 2006, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at 5.0% and 5.7% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire in July 2016 and had a total fair value of $9,730 and $3,575 as of December 31, 2007 and 2006, respectively. Our share of changes in the fair value of these interest rate swaps included in other comprehensive income in shareholders’ equity reflected an unrealized gain of $1,538 and $894 for the years ended December 31, 2007 and 2006, respectively.
Embedded Credit Derivatives
In connection with the April 2007 Hellweg 2 transaction, we obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $5,598 as of December 31, 2007 and generated a total unrealized gain of $2,741 for the year ended December 31, 2007, inclusive of minority interest of $1,404. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
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
Approximately 58% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European
CPA®:16 – Global 2007 10-K — 65

Notes To Consolidated Financial Statements
Union, with Germany (28%) representing the only significant international geographic concentration (10% or more of current annualized lease revenue). One German tenant, Hellweg 2, accounted for 18% of our current annualized lease revenue, inclusive of minority interest. No other tenant accounted for more than 10% of annualized lease revenue in 2007.
Our directly owned real estate properties contain significant concentrations in the following asset types as of December 31, 2007: industrial (47%), retail (20%), warehouse/distribution (16%) and office (13%) and the following tenant industries as of December 31, 2007: retail (26%), automotive (10%) and chemicals, plastics, rubber and glass (10%).
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues of $15,436, $6,665 and $2,492 for the years ended December 31, 2007, 2006 and 2005, respectively, and income from equity investments of $101 for the year ended December 31, 2007 and had an aggregate carrying value of $193,304 at December 31, 2007. We acquired three of these investments in 2006 and two in 2007. Based on their carrying values, 51% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 13. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 2007, 2006 and 2005, distributions per share reported for tax purposes were as follows:

	2007	2006	2005
Ordinary income	$0.45	$0.62	$0.51
Return of capital	0.20	0.02	—

Distributions reported for income tax purposes	0.65	0.64	0.51
Spillover distribution (a)	—	—	0.07

Total distributions	$0.65	$0.64	$0.58

(a)	This portion of the 2005 distribution was paid and taxed to the shareholder in 2006 as ordinary income.
We declared a quarterly distribution of $0.1632 per share in December 2007 which was paid in January 2008 to shareholders of record as of December 31, 2007.
Accumulated Other Comprehensive Income
As of December 31, 2007 and 2006, accumulated other comprehensive income reflected in shareholders’ equity is comprised of the following:

	2007	2006
Unrealized loss on marketable securities	$(17)	$(28)
Foreign currency translation adjustment	29,490	8,224
Unrealized gain on derivative instrument	2,432	894

Accumulated other comprehensive income	$31,905	$9,090

Note 14. Income Taxes
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
CPA®:16 – Global 2007 10-K — 66

Notes To Consolidated Financial Statements
operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States, the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the year ended December 31, 2007 included $378 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $84 of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$84
Additions based on tax positions related to the current year	176
Additions for tax positions of prior years	193
Reductions for tax positions of prior years	(29)
Settlements	—

Balance at December 31, 2007	$424

At December 31, 2007, we had unrecognized tax benefits as presented in the table above that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $26 of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 15. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments.
Geographic information for the real estate operations segment is as follows:

2007	Domestic	Foreign(a)	Total Company
Revenues	$90,037	$76,150	$166,187
Total long-lived assets (b)	1,218,161	951,818	2,169,979

2006	Domestic	Foreign(a)	Total Company
Revenues	$52,915	$14,769	$67,684
Total long-lived assets (b)	741,376	402,532	1,143,908

2005	Domestic	Foreign(a)	Total Company
Revenues	$34,208	$8,022	$42,230
Total long-lived assets (b)	533,046	118,546	651,592

(a)	Consists of operations in the European Union, Mexico, Canada and Asia.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
CPA®:16 – Global 2007 10-K — 67

Notes To Consolidated Financial Statements
Note 16. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$24,839	$42,132	$46,253	$52,963
Operating expenses	(10,540)	(15,596)	(17,488)	(22,452)
Net income (a)	11,298	10,043	10,362	2,501
Earnings per share	0.10	0.09	0.08	0.02
Distributions declared per share	0.1617	0.1622	0.1627	0.1632

(a)	Net income for the three months ended December 31, 2007 includes the recognition of an impairment of $6,000 to reduce the carrying value of an equity investment in real estate to the estimated fair value of the underlying venture’s net assets. The charge is included in income from equity investments in real estate, a component of net income.

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$14,323	$16,461	$17,715	$19,185
Operating expenses	(6,519)	(7,012)	(7,958)	(8,806)
Net income	5,000	6,849	7,755	10,501
Earnings per share	0.09	0.10	0.10	0.11
Distributions declared per share	0.1575	0.1588	0.1601	0.1609
Note 17. Pro Forma Financial Information (unaudited)
The following consolidated pro forma financial information has been presented as if our acquisitions made and new financing obtained since January 1, 2006 had occurred on January 1, 2006 for the year ended December 31, 2006, and as if our acquisitions made and new financing obtained since January 1, 2007 had occurred on January 1, 2007 for the year ended December 31, 2007. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

	For the years ended December 31,
	2007	2006
Pro forma total revenues	$197,886	$179,570
Pro forma net income	40,545	34,597
Pro forma earnings per share:
Basic and Diluted	0.34	0.29
The pro forma weighted average shares outstanding for years ended December 31, 2007 and 2006 were determined as if all shares issued since our inception through December 31, 2007 were issued on January 1, 2006.
Note 18. Subsequent Events
Subsequent to December 31, 2007, we acquired two domestic investments at a total cost of approximately $57,300. We also obtained non-recourse mortgage financing totaling approximately $88,900, including $68,400 on previously unencumbered properties, with a weighted average annual fixed interest rate and term of 6.6% and 10 years, respectively.
CPA®:16 – Global 2007 10-K — 68

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution and office facilities in Englewood, California and industrial facility in Chandler, AZ	$8,467	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$787	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	15,490	9,800	19,960	—	—	9,800	19,960	29,760	1,726	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,627	2,247	—	—	747	2,994	—	2,994	—	Aug. 2004
Office facility in Tinton Falls, NJ	9,513	1,700	12,934	—	—	1,700	12,934	14,634	1,064	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	25,657	6,280	3,551	27,331	—	6,280	30,882	37,162	1,774	Sep. 2004	40 yrs.
Office facility in Southfield, MI	8,635	1,750	14,384	—	—	1,750	14,384	16,134	1,064	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	4,199	760	6,885	—	2	760	6,887	7,647	509	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	9,921	2,120	12,468	—	—	2,120	12,468	14,588	922	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	19,448	8,942	10,547	6,159	7,673	11,552	21,769	33,321	1,452	Jan. 2005	40 yrs.
Industrial facility in Allen TX and office facility in Sunnyvale, CA	15,722	10,960	9,933	—	—	10,960	9,933	20,893	714	Feb. 2005	40 yrs.
Industrial facility in Shelby, NC	3,695	550	6,084	6	—	550	6,090	6,640	438	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Fernley, NV; Erwin, TN and Gainsville, TX	4,645	1,190	5,961	—	—	1,190	5,961	7,151	428	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	78,920	19,000	70,490	—	—	19,000	70,490	89,490	4,919	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME and Portsmouth, RI	11,404	20,130	—	—	—	20,130	—	20,130	—	May 2005	N/A
Industrial facilities in Peru, IL, Huber Heights, Lima and Sheffield, OH and Lebanon, TN and office facility in Lima, OH	19,111	1,720	23,439	—	—	1,720	23,439	25,159	1,538	May 2005	40 yrs.
Industrial facility in Cambridge, Canada	7,273	800	8,158	—	2,485	1,034	10,409	11,443	683	May 2005	40 yrs.
Education facility in Nashville, TN	6,411	200	8,485	9	—	200	8,494	8,694	540	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	199	Jul. 2005	40 yrs.
Warehouse/distribution facility in Norwich, CT	15,417	1,400	6,698	28,266	2	2,600	33,766	36,366	1,125	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	8,243	1,264	7,885	—	911	1,398	8,662	10,060	514	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,343	460	4,314	—	(728)	460	3,586	4,046	206	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	7,898	—	12,266	—	2,589	—	14,855	14,855	1,080	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	22,775	1,600	8,638	17,658	—	4,200	23,696	27,896	829	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA	13,956	648	2,896	23,176	—	1,046	25,674	26,720	384	Dec. 2005	40 yrs.
Residential facility in Laramie, WY	17,290	1,650	1,601	21,450	—	1,650	23,051	24,701	425	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilites in Houston, Weimar, Conroe and Odessa, TX	8,628	2,457	9,958	—	190	2,457	10,148	12,605	674	Mar. 2006	20 - 30 yrs.
Office facility in Greenville, SC	10,595	925	11,095	—	57	925	11,152	12,077	592	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, NJ	27,825	10,750	32,292	—	98	10,750	32,390	43,140	1,514	Apr. 2006	35 - 39 yrs.
CPA®:16 – Global 2007 10-K — 69

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,918	1,900	5,882	—	—	1,900	5,882	7,782	221	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	10,298	500	14,651	—	—	500	14,651	15,151	692	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia (1)	—	5,740	3,927	21	951	6,343	4,296	10,639	154	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	8,839	1,100	9,448	—	—	1,100	9,448	10,548	276	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,762	800	4,368	—	—	800	4,368	5,168	127	Oct. 2006	40 yrs.
Industrial facility in Auburn Hills, MI	13,544	3,780	17,434	—	(51)	3,780	17,383	21,163	508	Nov. 2006	40 yrs.
Office facility in Washington, MI	30,400	7,500	38,094	—	—	7,500	38,094	45,594	1,032	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	10,609	1,248	10,921	—	1,272	1,388	12,053	13,441	323	Dec. 2006	40 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,901	335	5,816	—	—	335	5,816	6,151	158	Dec. 2006	40 yrs.
Various transportation and warehouse facilities in France	34,745	4,341	6,254	2,532	30,505	36,567	7,065	43,632	224	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,988	1,660	9,464	—	—	1,660	9,464	11,124	237	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	14,087	2,300	15,433	—	—	2,300	15,433	17,733	386	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,452	2,575	5,683	—	—	2,575	5,683	8,258	148	Dec. 2006	38 - 40 yrs.
Warehouse/distribution facilities in Atlanta, Doraville and Rockmart, GA	58,500	10,060	72,000	—	—	10,060	72,000	82,060	1,826	Feb. 2007	30 - 40 yrs.
Industrial facility in Columbia, SC	25,564	640	26,924	—	—	640	26,924	27,564	561	Mar. 2007	40 yrs.
Industrial facility in Tuusula, Finland	17,503	1,000	16,779	8	1,778	1,105	18,460	19,565	427	Mar. 2007	32 yrs.
36 Retail facilities throughout Germany	413,320	83,345	313,770	9	39,071	91,968	344,227	436,195	7,399	Apr. 2007	30 - 40 yrs.
Warehouse/distribution facilities in Phoenix, AZ; Hayward, Vernon and South Gate, CA; Bedford Park, IL; Rock Hill, SC and Houston, TX	39,000	26,457	25,593	—	10	26,457	25,603	52,060	521	Jun. 2007	30 yrs.
Industrial facilities in Denver, CO and Nashville, TN	10,291	1,872	14,665	—	—	1,872	14,665	16,537	236	Jun. 2007, Jul. 2007	28 - 35 yrs.
Industrial facility in Sacramento, CA	30,565	—	42,478	3	—	—	42,481	42,481	443	Jul. 2007	40 yrs.
Industrial facilities in Guelph and Lagley, Canada	6,854	4,592	3,657	—	517	4,893	3,873	8,766	40	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,974	2,090	9,128	8	—	2,090	9,136	11,226	127	Jul. 2007	30 yrs.
Hotel in Memphis, TN	27,400	4,320	33,202	—	—	4,320	33,202	37,522	339	Sep. 2007	30 yrs.
Office facility in Harlingen, TX	4,121	700	5,115	—	—	700	5,115	5,815	43	Oct. 2007	30 yrs.
Industrial facility in Beaverton, MI	2,481	70	3,608	—	—	70	3,608	3,678	30	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS and Baltimore, MD	—	4,770	78,288	—	—	4,770	78,288	83,058	—	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	—	1,950	20,975	—	—	1,950	20,975	22,925	—	Dec. 2007	40 yrs.

	$1,180,224	$288,718	$1,136,591	$126,642	$88,084	$338,639	$1,301,396	$1,640,035	$42,578

CPA®:16 – Global 2007 10-K — 70

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$20,311	$6,908	$21,012	$—	$4,689	$32,609	May 2004
Industrial facility in Alberta, Calgary, Canada	2,485	—	3,468	41	1,064	4,573	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; Martinsburg, WV; warehouse/distribution facility in Fair Bluff, NC	16,171	2,980	29,191	—	(484)	31,687	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	20,102	4,279	26,628	49	1,042	31,998	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	21,300	—	38,189	—	(389)	37,800	May 2005
Warehouse and distribution and office facilities in Newbridge, United Kingdom	18,591	3,602	21,641	2	2,970	28,215	Dec. 2005
Office facility in Marktheidenfeld, Germany	16,910	1,534	22,809	—	2,930	27,273	May 2006
Retail facilities in Socorro, El Paso and Fabens, TX	14,922	3,890	19,603	31	(261)	23,263	Jul. 2006
Various transportation and warehouse facilities in France	32,109	23,524	33,889	6,360	(23,658)	40,115	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	28,758	13,291	26,417	68	4,086	43,862	Dec. 2006
Retail facility in Gronau, Germany	4,446	414	3,789	—	409	4,612	Apr. 2007
Industrial facility in St. Ingbert, Germany	19,088	1,610	29,466	—	3,048	34,124	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,114	56	3,528	—	6	3,590	Oct. 2007

	$217,307	$62,088	$279,630	$6,551	$(4,548)	$343,721

CPA®:16 – Global 2007 10-K — 71

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment is due to foreign currency translation adjustments and the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received.

(c)	Reconciliation of real estate and accumulated depreciation:

	Reconciliation of Real Estate Accounted for
	Under the Operating Method
	December 31,
	2007	2006	2005
Balance at beginning of year	$663,810	$392,210	$59,097
Additions	810,588	265,389	301,709
Reclassification from real estate under construction	82,637	—	33,362
Reclassification from net investment in direct financing leases	25,788	—	—
Foreign currency translation adjustment	57,212	6,211	(1,958)

Balance at December 31,	$1,640,035	$663,810	$392,210

	Reconciliation of Accumulated Depreciation
	December 31,
	2007	2006	2005
Balance at beginning of year	$15,217	$5,595	$443
Depreciation expense	26,511	9,515	5,154
Foreign currency translation adjustment	850	107	(2)

Balance at December 31,	$42,578	$15,217	$5,595

At December 31, 2007, the aggregate cost of real estate owned by us and our consolidated subsidiaries for federal income tax purposes is $1,643,712.
CPA®:16 – Global 2007 10-K — 72

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
as of December 31, 2007
(in thousands)

		Final	Face Amount of	Carrying Amount
Description	Interest Rate	Maturity Date	Mortgage	of Mortgage
Note receivable issued to venture partner — Hellweg 2 transaction (a)(c)	8.0%	Apr. 2017	$346,719	$346,719
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC(c)	6.3%	Feb. 2015	9,504	9,630
Construction line of credit provided to Ryder Properties, LLC (b)(c)	7.4%	Apr. 2010	1,730	1,730

			$357,953	$358,079

(a)	Amounts are based on the exchange rate of the local currencies as of December 31, 2007.

(b)	Applicable annual interest rate as of December 31, 2007. Mortgage face and carrying values represent amounts funded on total commitment of $14,800.

(c)	Balloon payments equal to the face amount of the loan are due at maturity.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	December 31,
	2007	2006	2005
Balance at beginning of year	$9,603	$29,798	$20,291
Additions	315,940	—	9,607
Repayment	—	(20,000)	—
Accretion of principal	33	30	19
Amortization of premium	(6)	(60)	(119)
Writeoff of unamortized premium	—	(165)	—
Foreign currency translation adjustment	32,509	—	—

Balance at December 31,	$358,079	$9,603	$29,798

CPA®:16 – Global 2007 10-K — 73

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls And Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2007 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, including our chief executive officer and acting chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2007 based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
CPA®:16 – Global 2007 10-K — 74

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:16 – Global 2007 10-K — 75

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Pre-effective Amendment No. 2 to Registration Statement Form S-11 (No. 333-106838) filed on December 10, 2003

3.2	Bylaws of Registrant	Exhibit 3.2 to Pre-effective Amendment No. 1 to Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Exhibit 4.1 to Post-Effective Amendment No. 8 to Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005

10.1	Selected Dealer Agreement by and among Corporate Property Associates 16 - Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc. dated March 27, 2006.	Exhibit 10.20 to Form 8-K filed on March 30, 2006.

10.2	Amended and Restated Sales Agency Agreement by and between Corporate Property Associates 16 – Global Incorporated and Carey Financial, LLC dated March 27, 2006.	Exhibit 10.4 to Form 8-K filed on March 30, 2006.

10.3	Third Amended and Restated Advisory Agreement between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp. dated September 30, 2007	Exhibit 10.1 to Form 10-Q filed on November 14, 2007

10.4	Lease Agreement by and between Hellweg GmbH & Co. Vermögensverwaltungs KG, as Landlord, and Hellweg Die Profi-Baumärkte GmbH und Co. KG, as Tenant, dated February 28, 2007	Filed herewith

10.5	First Amendment to Lease Agreement by and between Hellweg GmbH & Co. Vermögensverwaltungs KG, as Landlord, and Hellweg Die Profi-Baumärkte GmbH und Co. KG, as Tenant, dated April 4, 2007	Filed herewith

10.6	Credit Agreement between HLWG Two (GER) LLC as Borrower, Capmark Bank Europe p.l.c. as Arranger, Agent and Security Trustee and Capmark AB No. 2 Limited as Original Lender, dated April 5, 2007	Filed herewith

10.7	Credit Agreement between HLWG Two Lender SARL as Borrower, Capmark Bank Europe p.l.c. as Arranger, Agent and Security Trustee and Capmark AB No. 2 Limited as Original Lender, dated April 5, 2007	Filed herewith

10.8	Irrevocable Put and Call Offers Regarding Limited Partnership Interests and Shares by Reinhold Semer, as Seller 2, and HLWG Two (GER) LLC, as Purchaser, dated April 5, 2007	Filed herewith

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:16 – Global 2007 10-K — 76

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 3/31/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey	Chairman of the Board and Director	3/31/2008
Wm. Polk Carey

/s/ Gordon F. DuGan	Chief Executive Officer and Director	3/31/2008
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and acting Chief Financial Officer	3/31/2008
Mark J. DeCesaris	(acting Principal Financial Officer)

/s/ Thomas J. Ridings	Executive Director and Chief Accounting Officer	3/31/2008
Thomas J. Ridings	(Principal Accounting Officer)

/s/ Richard J. Pinola	Chairman of the Audit Committee and Director	3/31/2008
Richard J. Pinola

/s/ Marshall E. Blume	Director	3/31/2008
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	3/31/2008
Elizabeth P. Munson
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
CPA®:16 – Global 2007 10-K — 77