Form 10-Q
period 2008-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2008-05-15
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 121,180,528 shares of common stock, $.001 par value outstanding at May 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 3/31/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,709,963	$1,597,457
Net investment in direct financing leases	370,563	343,721
Equity investments in real estate	187,720	178,661
Real estate under construction	6,960	50,140
Notes receivable	384,111	358,079
Cash and cash equivalents	209,973	211,759
Intangible assets, net	164,269	163,824
Funds in escrow	134,287	137,473
Other assets, net	39,819	40,755

Total assets	$3,207,665	$3,081,869

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,527,003	$1,403,299
Accounts payable, accrued expenses and other liabilities	61,712	69,419
Prepaid and deferred rental income and security deposits	99,058	96,057
Due to affiliates	21,322	52,291
Distributions payable	19,652	19,432

Total liabilities	1,728,747	1,640,498

Minority interest in consolidated entities	449,890	420,274

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 121,782,206 and 120,567,308 shares issued and outstanding, respectively	122	121
Additional paid-in capital	1,097,202	1,085,506
Distributions in excess of accumulated earnings	(96,321)	(82,481)
Accumulated other comprehensive income	44,129	31,905

	1,045,132	1,035,051
Less, treasury stock at cost, 1,731,316 and 1,500,198 shares, respectively	(16,104)	(13,954)

Total shareholders’ equity	1,029,028	1,021,097

Total liabilities and shareholders’ equity	$3,207,665	$3,081,869

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2007
Revenues
Rental income	$36,781	$18,243
Interest income from direct financing leases	7,081	6,146
Interest income on notes receivable	7,281	306
Other income	5,115	144

	56,258	24,839

Operating Expenses
Depreciation and amortization	(11,129)	(5,232)
Property expenses	(11,543)	(3,989)
General and administrative	(3,270)	(1,319)

	(25,942)	(10,540)

Other Income and Expenses
Income from equity investments in real estate	2,553	1,752
Other interest income	1,592	6,197
Minority interest in income	(8,198)	(510)
Gain on foreign currency transactions, derivative instruments and other, net	2,184	269
Interest expense	(21,307)	(10,192)

	(23,176)	(2,484)

Income before income taxes	7,140	11,815
Provision for income taxes	(1,328)	(517)

Net Income	$5,812	$11,298

Earnings Per Share	$0.05	$0.10

Weighted Average Shares Outstanding	119,940,316	114,673,078

Distributions Declared Per Share	$0.1637	$0.1617

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Net Income	$5,812	$11,298
Other Comprehensive Income
Change in unrealized (loss) gain on marketable securities	(19)	6
Foreign currency translation adjustment	13,505	2,204
Change in unrealized gain on derivative instruments	(1,262)	293

	12,224	2,503

Comprehensive Income	$18,036	$13,801

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows — Operating Activities
Net income	$5,812	$11,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	12,170	5,304
Straight-line rent adjustments and amortization of rent-related intangibles	(299)	(3)
Income from equity investments in real estate in excess of distributions received	(1,409)	(1,455)
Minority interest in income	8,198	510
Issuance of shares to affiliate in satisfaction of fees due	3,395	1,795
Realized gain on foreign currency transactions, net	(763)	(84)
Unrealized gain on foreign currency and derivative transactions, net	(1,421)	(185)
Change in other operating assets and liabilities, net	1,786	5,316

Net cash provided by operating activities	27,469	22,496

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	653	800
Contributions to equity investments in real estate	(2,298)	(708)
Acquisitions of real estate and other capital expenditures	(61,477)	(171,229)
Funding of note receivable	(815)	—
Funds placed in escrow for future acquisition and construction of real estate	(17,751)	—
Release of funds held in escrow for acquisition and construction of real estate	19,844	3,048
VAT taxes paid in connection with acquisitions of real estate	—	(796)
Proceeds from maturity of short-term investment	—	1,698
Receipt of principal payment of mortgage note receivable	74	70
Payment of deferred acquisition fees to affiliate	(29,546)	—

Net cash used in investing activities	(91,316)	(167,117)

Cash Flows — Financing Activities
Distributions paid	(19,432)	(16,065)
Distributions paid to minority interest partners	(7,198)	(15,872)
Proceeds from mortgages and notes payable	88,972	167,583
Scheduled payments of mortgage principal	(3,986)	(2,214)
Prepayment of note payable	(3,286)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(371)	(592)
Proceeds from issuance of shares, net of costs of raising capital	8,302	6,703
Purchase of treasury stock	(2,150)	(1,509)

Net cash provided by financing activities	60,851	138,034

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,210	77

Net decrease in cash and cash equivalents	(1,786)	(6,510)
Cash and cash equivalents, beginning of period	211,759	464,223

Cash and cash equivalents, end of period	$209,973	$457,713

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2008 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2008, our portfolio consisted of our full or partial ownership interest in 376 fully occupied properties leased to 72 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-05. We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-05. We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return
CPA®:16 – Global 3/31/2008 10-Q — 5

Notes to Consolidated Financial Statements
on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
Information about International Geographic Areas
We have investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from such investments totaled $18,065 and $6,453 for the three months ended March 31, 2008 and 2007, respectively. Long-lived assets of such investments, consisting of real estate, net; net investment in direct financing leases and equity investments in real estate were $993,361 and $951,818 as of March 31, 2008 and December 31, 2007, respectively.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes. As a result of these errors, net income was overstated by approximately $37 in 2005 and $341 in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We further concluded that the cumulative charge for the accrual for foreign income taxes of $378 was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We partially adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of this statement did not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$2,345	$—	$—	$2,345
Derivative assets	8,166	—	—	8,166

	$10,511	$—	$—	$10,511

Liabilities:
Derivative liabilities	$(220)	$—	$(220)	$—

Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:16 – Global 3/31/2008 10-Q — 6

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Marketable Equity Securities	Derivative Assets	Total Assets
Beginning balance	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	1,435	1,435
Included in other comprehensive income	(19)	485	466
Amortization and accretion	(74)	—	(74)
Purchases, issuances, and settlements	—	—	—

Ending balance	$2,345	$8,166	$10,511

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$1,435	$1,435

Gains and losses (realized and unrealized) included in earnings are included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application of this statement did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
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
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R
CPA®:16 – Global 3/31/2008 10-Q — 7

Notes to Consolidated Financial Statements
is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
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
SFAS 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisor is also reimbursed for marketing costs and broker-dealer commissions the advisor incurs in connection with our offerings (Note 8). The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met in June 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008, the advisor elected to receive its asset management fees in cash and performance fees in restricted shares of our common stock. For 2007, the advisor elected to receive both its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $2,989 and $1,900 for the three months ended March 31, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements. As of March 31, 2008, the advisor owned 3,744,401 shares (3.1%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. The advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion. Unpaid installments bear interest at 5% per annum. Current acquisition fees were $1,433 and $3,947 for investments that were acquired during the three months ended March 31, 2008 and 2007, respectively. Deferred acquisition fees were $1,146 and $3,157 for investments that were acquired during the three months ended March 31, 2008 and 2007, respectively. All investments acquired during 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. The advisor did not incur any direct third party costs related to our investment activity during the three months ended March 31, 2008 and 2007, respectively. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees at March 31, 2008 as we have not disposed of any investments.
We met our performance criterion in June 2007, and as a result, amounts totaling $45,919 as of June 30, 2007 became payable to the advisor. We paid previously deferred performance fees totaling $11,945 to the advisor in July 2007 in the form of 1,194,549 restricted shares of our common stock. Deferred acquisition fees of $31,674 and interest thereon of $2,300 as of June 30, 2007 were payable to the advisor in cash beginning in January 2008. As a result of investment activity subsequent to June 30, 2007, deferred acquisition fees and interest thereon totaled $42,435 and $3,687, respectively, as of December 31, 2007. We paid our first installment of deferred acquisition fees and interest thereon of $29,546 and $3,687, respectively, to the advisor in cash on January 1, 2008. As of March 31, 2008, deferred acquisition fees payable total $14,035.
CPA®:16 – Global 3/31/2008 10-Q — 8

Notes to Consolidated Financial Statements
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. For the three months ended March 31, 2008 and 2007, we incurred personnel reimbursements of $962 and $501, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 25% to 99.99%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $172 and $97 for the three months ended March 31, 2008 and 2007, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $749 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows:

	March 31, 2008	December 31, 2007
Land	$361,936	$338,639
Buildings	1,400,633	1,301,396
Less: Accumulated depreciation	(52,606)	(42,578)

	$1,709,963	$1,597,457

In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2). We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements (Note 2). In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through non-controlling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence and (ii) as TICs subject to joint control (Note 2). All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
We also have an investment in a mortgage loan (Acquisition, Development and Construction or “ADC” arrangement) where we participate in residual interests through the loan provisions or other contracts and which we have concluded is more appropriately treated as a hypothetical investment in real estate. This investment is reflected as part of equity method investments in real estate and our loan position is treated as preference capital to the hypothetical partnership rather than a loan, with no interest income recorded.
CPA®:16 – Global 3/31/2008 10-Q — 9

Notes to Consolidated Financial Statements

	Ownership Interest at	Carrying Value
Lessee	March 31, 2008	March 31, 2008	December 31, 2007
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$35,680	$34,919
Schuler A.G.	33%	27,704	25,537
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1)	25%	20,070	18,449
Police Prefecture, French Government	50%	15,382	14,601
OBI A.G.	25%	12,524	13,251
TietoEnator Plc	40%	11,019	10,573
Pohjola Non-life Insurance Company	40%	10,931	10,442
Lindenmaier A.G.	33%	6,707	6,218
Thales S.A.	35%	6,494	5,814
Actuant Corporation	50%	2,867	2,761
Consolidated Systems, Inc.	40%	2,222	2,274

		151,600	144,839

ADC Equity Arrangement:
Soho House Beach House LLC (a)	N/A	36,120	33,822

		$187,720	$178,661

(a)	In 2007, we entered into a domestic build-to-suit project that we account for under the equity method of accounting as it constitutes an ADC equity arrangement. The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At March 31, 2008 and December 31, 2007, we have funded $32,563 and $31,070, respectively of our total commitment of $58,400.
Combined summarized financial information (for the entire venture, not our proportionate share) of our equity investees is presented below:

	March 31, 2008	December 31, 2007
Assets	$1,472,844	$1,388,446
Liabilities	(985,675)	(924,421)

Partners’ and members’ equity	$487,169	$464,025

	Three months ended March 31,
	2008	2007
Revenue	$29,939	$24,615
Expenses	(21,811)	(18,745)

Net income	$8,128	$5,870

Our share of income from equity investments in real estate (a)	$2,553	$1,752

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition.
Note 6. Acquisitions of Real Estate-Related Investments
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Real Estate Acquired
2008 — During the three months ended March 31, 2008, we acquired two domestic investments at a total cost of $57,304. In connection with these investments, we obtained non-recourse mortgage financing totaling $33,000 at a weighted average annual interest rate and term of 6.7% and 10 years, respectively.
CPA®:16 – Global 3/31/2008 10-Q — 10

Notes to Consolidated Financial Statements
2007 — During the three months ended March 31, 2007, we acquired four investments (two domestic, one in France and one in Finland), at a total cost of $148,977. The investment in France represented the fulfillment of a commitment we made in connection with an investment in 2006 to purchase additional properties by March 31, 2007. We also agreed to expand an existing property at one of the domestic investments, as described in “Real Estate Under Construction” below. In connection with our investment activity, we obtained $131,267 in non-recourse mortgage financing with a weighted average annual fixed interest rate and term of 5.9% and 12 years, respectively.
Equity Investments in Real Estate Acquired
2007 — In March 2007, through an existing venture with an affiliate where our ownership interest is 25%, we acquired an additional equity investment in real estate in Poland. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The total cost of this investment (not our proportionate share) is $10,955. The venture obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.7% through an interest rate swap agreement that matures in July 2016.
Real Estate Under Construction
2008 — As of March 31, 2008, costs totaling $6,960 incurred in connection with several build-to-suit projects have been presented in the balance sheet as real estate under construction.
2007 — In March 2007, we entered into a domestic build-to-suit project for a total cost of up to $7,000, based on current estimated construction costs. We also obtained non-recourse mortgage financing on a completed build-to-suit project of $23,000 at a fixed annual interest rate and term of 6.2% and 15 years, respectively, inclusive of minority interest of $10,327.
Note 7. Intangibles
In connection with its acquisition of properties, we have recorded net lease intangibles of $140,822, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	March 31, 2008	December 31, 2007
Lease intangibles:
In-place lease	$107,124	$105,912
Tenant relationship	28,664	28,311
Above-market rent	46,635	45,258
Less: accumulated amortization	(18,154)	(15,657)

	$164,269	$163,824

Below-market rent	$(41,601)	$(40,897)
Less: accumulated amortization	2,851	2,491

	$(38,750)	$(38,406)

Net amortization of intangibles, including the effect of foreign currency translation, was $2,026 and $1,462 for the three months ended March 31, 2008 and 2007, respectively. Based on the intangibles recorded through March 31, 2008, annual net amortization of intangibles is expected to be $6,129 for the remainder of 2008, $8,083 in 2009 and $7,816 in each of the years 2010 through 2013.
Note 8. Commitments and Contingencies
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of Corporate Property Associates 15 Incorporated (“CPA®:15”) during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with
CPA®:16 – Global 3/31/2008 10-Q — 11

Notes to Consolidated Financial Statements
a public offering of CPA®:15’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
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
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $19,979, including interest, to the affected CPA® REITs and paid a $10,000 civil penalty. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our chief financial officer, and Claude Fernandez, who was formerly WPC’s and our chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
Other
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial and CPA®:15 relating to the matters described above. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
Public Offering
We are liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offerings. We reimburse Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering may not exceed 10% of gross proceeds of such offering. The advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. Costs paid by our advisor and its subsidiaries in connection with our second public offering total $60,347, of which we have reimbursed $58,888 as of March 31, 2008. Unpaid costs are included in due to affiliates in the consolidated financial statements.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable equity securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are also subject to the risks associated with changing foreign currency exchange rates.
CPA®:16 – Global 3/31/2008 10-Q — 12

Notes to Consolidated Financial Statements
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
In February 2008, we obtained non-recourse mortgage financing on a domestic property of $4,000. In connection with this financing, we obtained an interest rate swap designated as a cash flow hedge to fix the existing variable interest rate, which was based on the one-month LIBOR, at an effective interest rate of 6.7%. The interest rate swap matures in February 2018 and has a fair value liability of $220 as of March 31, 2008.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $185,788 and $182,061 as of March 31, 2008 and December 31, 2007, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.7% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire in July 2016 and had a total net fair value of $5,558 and $9,730 as of March 31, 2008 and December 31, 2007, respectively.
In April 2008, as the result of lower than originally expected borrowings, the venture unwound a swap with a notional value of $31,582 as of the date of termination and obtained a new interest rate swap with a notional value of $26,524. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of approximately $1,100.
Our share of changes in the fair value of these interest rate swaps is included in other comprehensive income in shareholders’ equity and reflected an unrealized (loss) gain of $(1,262) and $293 for the three months ended March 31, 2008 and 2007, respectively.
Embedded Credit Derivative
In connection with our April 2007 investment in Hellweg 2, a portfolio of German properties through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. We have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $7,491 and $5,598 as of March 31, 2008 and December 31, 2007, respectively and generated a total unrealized gain of $1,408 for the three months ended March 31, 2008, inclusive of minority interest of $1,043. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
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
CPA®:16 – Global 3/31/2008 10-Q — 13

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
Approximately 58% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (28%) representing the only significant international geographic concentration (10% or more of current annualized lease revenue). One German tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2), accounted for 21% of our current annualized lease revenue, inclusive of minority interest. No other tenant accounted for more than 10% of annualized lease revenue in 2007.
Our directly owned real estate properties contain significant concentrations in the following asset types as of March 31, 2008: industrial (48%), retail (21%), warehouse/distribution (15%) and office (12%) and the following tenant industries as of March 31, 2008: retail (27%) and automotive (10%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues of $4,406 and $3,395 for the three months ended March 31, 2008 and 2007, respectively, and income from equity investments of $130 for the three months ended March 31, 2008 and had an aggregate carrying value of $197,689 and $193,304 at March 31, 2008 and December 31, 2007, respectively. Based on their carrying values, 52% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 10. Income Taxes
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
We conduct business in the various states and municipalities within the United States and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $378 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $84 of total gross unrecognized tax benefits.
At March 31, 2008, we had unrecognized tax benefits of $480 that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $29 of accrued interest related to uncertain tax positions. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
CPA®:16 – Global 3/31/2008 10-Q — 14

Notes to Consolidated Financial Statements
Note 11. Subsequent Events
In April 2008, we acquired two international investments located in Finland and Germany at a total cost of approximately $31,000.
We have been notified that our affiliate intends to exercise its option to purchase an additional 49.99% interest in a venture in which we and our affiliate currently hold 99.99% and 0.01% interests, respectively. In connection with the exercise, which is expected to occur in May 2008, we expect to receive net proceeds of approximately $23,800 and our ownership interest in the venture will be reduced to 50%. We expect to continue to consolidate this investment as, in our capacity as the managing partner, we have substantive participating rights as well as the ability to dissolve the venture or otherwise remove the limited partner (our affiliate, CPA®:17 – Global).
CPA®:16 – Global 3/31/2008 10-Q — 15

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, tenant defaults, lease terminations, lease expirations and sales of properties. As of March 31, 2008, our portfolio consisted of our full or partial ownership interest in 376 fully occupied properties leased to 72 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
•	Total revenues for the first quarter of 2008 were $56,258, compared to $24,839 in the first quarter of 2007. Revenue generated from our 2007 investment activity provided the majority of this increase. Investment volume exceeded $1 billion in 2007. Our investment in a transaction in Germany in 2007, the “Hellweg 2” transaction (see Results of Operations below) contributed $16,391 of the increase in revenues, inclusive of minority interest of $13,960.

•	Net income for the first quarter of 2008 was $5,812, compared to $11,298 in the first quarter of 2007, primarily due to a decrease in other interest income of $4,605 as a result of investing the proceeds of our offering. The Hellweg 2 transaction, which comprised a significant portion of our 2007 investment volume, had a limited impact on our current results because a substantial portion of this transaction’s net income is allocated to our minority interest partners. Despite this limited impact, we expect this transaction to generate significant property-level cash flow.

•	Cash flow from operating activities for the first quarter of 2008 was $27,469, compared to $22,496 in the first quarter of 2007, primarily as a result of our investment activity during 2007.

•	Our quarterly cash distribution increased to $0.1637 per share for the first quarter of 2008, or $0.65 per share on an annualized basis.
Management considers the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. Results of operations are described below.
Portfolio Highlights
Investment Activity — During the three months ended March 31, 2008, we acquired two domestic investments at a total cost of $57,304.
Financing Activity — During the three months ended March 31, 2008, we obtained $88,900 in mortgage proceeds at a weighted average fixed annual interest rate and term of 6.6% and 10 years, respectively. Of the total proceeds, $55,900 relates to domestic investments completed during 2007, while $33,000 relates to the two domestic investments completed during the first quarter of 2008.
Advisor Settlement — In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to the SEC investigation previously disclosed (Note 8).
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect the volatility in these markets to continue in 2008. A discussion of these current trends is presented below:
CPA®:16 – Global 3/31/2008 10-Q — 16

Investment Opportunities
In times, such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for us. However, as a result of the deterioration in the real estate financing markets, we believe that we are currently in a period of adjustment and during the first quarter of 2008 we completed a lower number of investment opportunities than in the comparable prior period. While we have substantially invested the proceeds of our two public offerings, we have cash available from financings and net cash flow from operations to make acquisitions as attractive opportunities arise.
Certain of our sale-leaseback opportunities arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased in part as a result of the deterioration in the credit financing markets. As a result, our participation in private equity transactions has also decreased. As described above, we believe that this current period of adjustment is a short-term issue and while it is likely to affect the second quarter as well, we believe that attractive investment opportunities, which may include our future participation in private equity transactions, will be available.
We expect that international commercial real estate may continue to make up a significant portion of our investment activity, although the percentage of international investments in any given period may vary substantially. During April 2008, we entered into transactions in Finland and Germany totaling approximately $31,000. For the year ended December 31, 2007, international investments accounted for 53% of our total investments. Investment activity during the three months ended March 31, 2008 and 2007, respectively, is summarized as follows:

	Three months ended March 31,
	2008	2007
Total investments (a)	$57,304	$158,598
Number of investments	2	5
Average investment size	$28,652	$31,720
Percentage of international investments	0%	20%

(a)	Inclusive of minority interest or reflects our proportionate share of total cost under the equity method of accounting, as applicable, and based upon the applicable foreign exchange rate at the date of acquisition, as applicable.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace. Despite these challenges, during the first quarter of 2008 we obtained financing totaling $88,900 as described in Financing Activity above.
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
Corporate Defaults
In connection with the deterioration in the real estate financing markets, we expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that the advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates to some extent the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on our properties, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy which could subject us to losses as the property may be worth less without the lease. None of our tenants are currently operating under bankruptcy protection.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues
CPA®:16 – Global 3/31/2008 10-Q — 17

and income from equity investments of $4,406 and $130 for the three months ended March 31, 2008, respectively, and had an aggregate carrying value of $197,689 at March 31, 2008. Based on their carrying values, 52% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we may make domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including our presence in the private equity industry, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities and difficult credit markets which may cause companies to look for alternative methods of raising capital such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of the portfolios we own and manage. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2008 was considerably weaker than during the comparable period in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current period as compared to the first quarter of 2007. Investments denominated in the Euro accounted for approximately 35% and 16% of annualized lease revenues at March 31, 2008 and 2007, respectively.
Results of Operations
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Rental income	$36,781	$18,243
Interest income from direct financing leases	7,081	6,146

	$43,862	$24,389

CPA®:16 – Global 3/31/2008 10-Q — 18

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
Lessee	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$9,349	$—
Telcordia Technologies, Inc.	2,296	2,250
Berry Plastics Corporation (d)	1,671	—
Fraikin SAS (b) (d)	1,587	1,311
Nordic Cold Storage LLC (d)	1,564	1,000
The Talaria Company (Hinckley) (c)	1,247	1,251
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b) (d)	1,096	—
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (e)	1,024	961
Huntsman International, LLC	1,006	1,006
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b)	966	858
Ply Gem Industries, Inc. (b)	959	913
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (e)	913	790
Performance Fibers GmbH (b)	904	810
Holopack International Corp. (d)	893	145
TRW Vehicle Safety Systems Inc. (e)	892	892
Bob’s Discount Furniture, LLC (f)	878	537
Foss Manufacturing Company, LLC (g)	866	782
Kings Super Markets Inc.	845	835
Universal Technical Institute of California, Inc. (d)	845	—
Finisar Corporation	803	794
Dick’s Sporting Goods, Inc. (c) (f)	784	673
Polestar Petty Ltd. (b)	746	727
Willy Voit GmbH & Co. Stanz- und Metallwerk (b) (d) (e)	725	—
Other (b) (d) (e) (g)	11,003	7,854

	$43,862	$24,389

(a)	Investment acquired in April 2007 (see Results of Operations below). We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $9,907 and $1,072 for the three months ended March 31, 2008 and 2007, respectively.

(d)	We acquired all or a portion of this investment during 2007.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $852 and $752 for the three months ended March 31, 2008 and 2007, respectively.

(f)	We placed an expansion at this property into service in 2007.

(g)	Increase is due to CPI-based rent increase.
CPA®:16 – Global 3/31/2008 10-Q — 19

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2008	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$7,136	$7,136
OBI A.G. (a) (b)	25%	4,410	3,550
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)(c)(d)	25%	3,861	3,326
Thales S.A. (a) (d)	35%	3,624	3,132
Pohjola Non-life Insurance Company (a) (d)	40%	2,352	1,960
TietoEnator Plc (a) (d)	40%	2,213	1,860
Police Prefecture, French Government (a) (d)	50%	2,018	1,633
Schuler A.G. (a) (e)	33%	1,720	—
Lindenmaier A.G. (a) (e) (f)	33%	666	—
Actuant Corporation (a) (d)	50%	483	400
Consolidated Systems, Inc.	40%	180	180

		$28,663	$23,177

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired an interest in an additional property leased to this tenant during 2007.

(c)	In April 2007, we acquired an interest in additional properties leased to this tenant that we consolidate.

(d)	Increase is due to CPI-based (or equivalent) rent increases as well as fluctuations in foreign currency exchange rates.

(e)	We acquired our interest in this investment during 2007.

(f)	Tenant operates in the automotive industry.
For the three months ended March 31, 2008, our results of operations were significantly impacted by a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures was $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75% of all operating income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from the transaction is reduced by our minority partners’ interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of March 31, 2008, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $13,400, inclusive of minority interest of $9,900.
Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
For the three months ended March 31, 2008 and 2007, lease revenues (rental income and interest income from direct financing leases) increased by $19,473, of which $18,962 is due to investment activity during 2007. The Hellweg 2 transaction accounted for $9,349 of the increase, inclusive of minority interest of $8,724.
CPA®:16 – Global 3/31/2008 10-Q — 20

Interest Income on Notes Receivable
For the three months ended March 31, 2008 as compared to 2007, interest income on notes receivable increased by $6,975, substantially all of which is attributable to interest income from our investment in a note receivable in connection with the Hellweg 2 transaction, inclusive of minority interest of $5,236.
Other Income
Other income generally consists of revenue from subsidiaries that earn revenue from domestic hotels, costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
For the three months ended March 31, 2008 as compared to 2007, other income increased by $4,971, primarily due to revenues of $4,541 from a hotel property that was acquired in 2007 and a hotel property that was placed into service during the first quarter of 2008. Other income also increased by $408 as a result of increases in reimbursable tenant costs.
Depreciation and Amortization
For the three months ended March 31, 2008 as compared to 2007, depreciation and amortization increased by $5,897, substantially all of which was due to depreciation and amortization incurred on investments entered into or placed into service during 2007. Depreciation and amortization incurred in connection with the Hellweg 2 transaction accounted for $2,586 of the increase, inclusive of minority interest of $1,888.
Property Expenses
For the three months ended March 31, 2008 as compared to 2007, property expenses increased by $7,554, primarily due to property expenses of $4,040 related to two hotel properties and an increase in asset management and performance fees payable to our advisor of $2,178 as a result of the increase in our asset base due to investment activity. In addition, uncollected rent expense increased by $665 as a result of an increase in tenants who are experiencing financial difficulties.
General and Administrative
For the three months ended March 31, 2008 as compared to 2007, general and administrative expenses increased by $1,951, primarily due to increases in professional services fees of $906, our share of expenses allocated by the advisor of $540 and, to a lesser extent, investor-related costs. Professional services, which include legal and accounting services, and allocated expenses both increased as a result of the growth in our asset base and revenues due to our investment volume in 2007.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2008 as compared to 2007, income from equity investments in real estate increased by $801, primarily due to income earned on investments acquired during 2007 of $496. Income from equity investments in real estate also benefited from the favorable impact of fluctuations in foreign currency exchange rates.
Other Interest Income
For the three months ended March 31, 2008 as compared to 2007, other interest income decreased by $4,605, primarily due to our investment of the proceeds received from our second public offering in real estate assets.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended March 31, 2008 as compared to 2007, minority interest in income increased by $7,688, substantially all of which is due to our acquisition of a controlling interest in the Hellweg 2 transaction in April 2007.
CPA®:16 – Global 3/31/2008 10-Q — 21

Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We also have certain derivative instruments, including an embedded credit derivative and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended March 31, 2008 as compared to 2007, gain on foreign currency transactions, derivative instruments and other, net increased by $1,915, primarily due to the recognition of an unrealized gain of $1,408 (inclusive of minority interest of $1,043) on an embedded credit derivative related to the Hellweg 2 transaction. It is possible that the amount of unrealized gains or losses generated from this derivative may fluctuate significantly during its term. Realized gains on foreign currency transactions also increased as a result of the continued weakening of the U.S. dollar since December 31, 2007.
Interest Expense
For the three months ended March 31, 2008 as compared to 2007, interest expense increased by $11,115, primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007, which resulted in higher average outstanding balances. Included in interest expense for the first quarter of 2008 is $6,224 related to debt obtained in connection with the Hellweg 2 transaction, inclusive of minority interest of $4,607.
Provision for Income Taxes
For the three months ended March 31, 2008 as compared to 2007, the provision for income taxes increased by $811, primarily due to recent international investment activity.
Net Income
For the three months ended March 31, 2008 as compared to 2007, net income decreased by $5,486, primarily as a result of a $4,605 decrease in interest income as a result of investing the proceeds of our second public offering in real estate. The Hellweg 2 transaction, which represented a significant portion of our 2007 investment volume, had a limited impact on our current results of operations. Despite its limited impact on our current results, we expect this transaction to generate significant property-level cash flow. These variances are described above.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $209,973 as of March 31, 2008, a decrease of $1,786 since December 31, 2007. We believe that we have sufficient cash balances to meet our short-term and long-term liquidity needs. Our sources and uses of cash during the three months ended March 31, 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2008, we used cash flows from operating activities of $27,469 to fund a majority of distributions to shareholders of $19,432, distributions to minority interest partners of $7,198 and scheduled mortgage principal installments of $3,986. We used distributions from equity investments in real estate in excess of equity income and existing cash resources to fund the remainder.
For 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock. For 2007, the advisor elected to receive both its asset management fees and its performance fees in restricted shares of our common stock. As discussed in Cash Resources below, this change in allocation will negatively impact cash flows in 2008.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During the three months ended March 31, 2008, we used $61,477 to enter into two investments and to fund construction costs at two existing projects. One project, a domestic hotel, was completed during the three months ended March 31, 2008. In January 2008, we used $29,546 to pay the first annual installment of deferred acquisition fees as a result of meeting the performance criterion in June 2007 (Note 3). We placed $17,751 into escrow in connection with future commitments and potential acquisitions and received $19,844 from the release of escrow funds, primarily related to a potential transaction that was not consummated.
Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $88,972 in proceeds from non-recourse mortgage financing, including $55,900 related to transactions completed in 2007 and $33,000 in connection with our investment activity in the first quarter of 2008. We used $3,286 to prepay a note payable that was scheduled to mature in June 2008. We also received $8,302 as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $2,150 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
CPA®:16 – Global 3/31/2008 10-Q — 22

Summary of Financing
The table below summarizes our mortgage notes payable as of March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007
Balance
Fixed rate	$1,491,015	$763,503
Variable rate (a)	35,988	30,348

Total	$1,527,003	$793,851

Percent of total debt
Fixed rate	98%	96%
Variable rate (a)	2%	4%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.4%	5.9%
Variable rate (a)	4.9%	5.1%

(a)	Included in variable rate debt at March 31, 2008 is (i) $3,995 in variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $30,850 in mortgage obligations that currently bear interest at a fixed rate but which have interest rate reset features which may change the interest rates to then prevailing market fixed rates at certain points in their term. There are no interest rate resets scheduled during 2008.
Cash Resources
As of March 31, 2008, our cash resources consisted of cash and cash equivalents of $209,973. Of these amounts, $30,409, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts. We may also be able to borrow against certain currently unleveraged properties which have an aggregate carrying value of $47,466. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from the operations of our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months including:
–	The advisor’s election for 2008 to receive base asset management fees in cash. This change in allocation of fees, in addition to an increase in asset management fees due to the advisor in 2008 as a result of our growth in assets, is expected to have a negative impact to cash flow of approximately $12,000 based on assets owned at March 31, 2008.

–	The impact from investments we enter into during 2008, the completion of construction at a hotel property in 2008 and the full year impact of investments entered into in 2007, all of which we currently expect will have a net positive impact on cash flow.

–	Scheduled rent increases on several properties during 2008 should result in additional cash flow.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders and minority interest partners and funding build-to-suit and lending commitments that we currently estimate to total $38,423, as well as other normal recurring operating expenses.
An unconsolidated venture in which we hold a 25% ownership interest has $129,214 of non-recourse mortgage debt as of March 31, 2008 that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that had not been met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501 which it released in May 2008 as a result of the tenant’s compliance with these loan covenants. Our interest in this venture had a carrying value of $11,019 at March 31, 2008.
CPA®:16 – Global 3/31/2008 10-Q — 23

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Non-recourse debt — Principal	$1,527,003	$17,343	$45,137	$57,464	$1,407,059
Deferred acquisition fees — Principal	14,035	8,632	5,403	—	—
Interest on borrowings and deferred acquisition fees (a)	814,275	90,376	176,097	170,179	377,623
Build-to-suit commitments (b)	331	331	—	—	—
Lending commitments (c)	38,092	38,092	—	—	—
Operating and other lease commitments (d)	65,764	1,805	3,655	3,699	56,605

	$2,459,500	$156,579	$230,292	$231,342	$1,841,287

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rate and balance outstanding as of March 31, 2008.

(b)	Represents remaining build-to-suit commitment for a project in Columbia, South Carolina. Estimated total construction costs are currently projected to be $7,000, of which $6,669 has been funded as of March 31, 2008.

(c)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $58,400 and $14,800, respectively, of which $32,563 and $2,545 has been funded as of March 31, 2008, respectively.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $11,675.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2008. As of March 31, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
As described above, in April 2007, we and our affiliates complete the Hellweg 2 transaction in which we acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase. This option is excluded from the table above as it does not represent a current obligation.
CPA®:16 – Global 3/31/2008 10-Q — 24

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at March 31, 2008 is presented below:

	Ownership Interest at		Total Third
Lessee	March 31, 2008	Total Assets	Party Debt	Maturity Date
Thales S.A.	35%	$131,107	$89,294	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	312,601	170,909	5/2014
Actuant Corporation	50%	20,701	13,765	5/2014
TietoEnator Plc	40%	115,580	86,558	7/2014
Pohjola Non-life Insurance Company	40%	125,663	96,553	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	220,051	129,214	5/2015
Consolidated Systems, Inc.	40%	6,935	4,724	11/2016
Lindenmaier A.G. (b)	33%	35,034	14,200	10/2017
OBI A.G. (b)	25%	251,600	194,524	3/2018
Police Prefecture, French Government	50%	135,387	101,365	8/2020
Schuler A.G. (b)	33%	82,112	—	N/A
Soho House Beach House LLC (b) (c)	N/A	36,073	—	N/A

		$1,472,844	$901,106

(a)	In accordance with the loan agreement, this tenant has an obligation to meet certain loan covenants that had not been met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501 which it released in May 2008 as a result of the tenant’s compliance with these loan covenants. Our interest in this venture had a carrying value of $11,019 at March 31, 2008. In April 2007, we acquired an interest in the Hellweg 2 transaction which we consolidate. There is no event of default associated with the Hellweg 2 transaction.

(b)	We acquired all or part of our interest in this investment during 2007.

(c)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement (Note 5).
Subsequent Events
In April 2008, we acquired two international investments located in Finland and Germany at a total cost of approximately $31,000.
We have been notified that our affiliate intends to exercise its option to purchase an additional 49.99% interest in a venture in which we and our affiliate currently hold 99.99% and 0.01% interests, respectively. In connection with the exercise, which is expected to occur in May 2008, we expect to receive net proceeds of approximately $23,800 and our ownership interest in the venture will be reduced to 50%. We expect to continue to consolidate this investment as, in our capacity as the managing partner, we have substantive participating rights as well as the ability to dissolve the venture or otherwise remove the limited partner (our affiliate, CPA®:17 – Global).
CPA®:16 – Global 3/31/2008 10-Q — 25

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. We have non-recourse debt for which the interest rate has been fixed through the use of an interest rate swap, as does an unconsolidated venture in which we hold a 25% interest.
In connection with a German transaction in 2007 (Hellweg 2), two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the three months ended March 31, 2008, the embedded credit derivatives generated an unrealized gain of $1,408. It is possible that the amount of unrealized gains or losses generated from these derivatives may fluctuate significantly during their terms.
At March 31, 2008, substantially all of our non-recourse debt either bears interest at fixed rates or currently bears interest at a fixed rate but has interest rate reset features that will change the interest rates to then prevailing market fixed rates at certain points in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2008 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at March 31, 2008 ranged from 4.7% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$11,692	$19,001	$23,065	$26,296	$28,859	$1,382,102	$1,491,015	$1,436,680
Variable rate debt	$1,384	$453	$458	$463	$468	$32,762	$35,988	$35,939
A change in interest rates of 1% would increase or decrease the combined fair value of our debt that currently bears interest at fixed rates by an aggregate of $89,742. Annual interest expense on our unhedged variable rate debt that does not currently bear interest at fixed rates would increase or decrease by $11 for each 1% change in annual interest rates. As more fully described in Summary of
CPA®:16 – Global 3/31/2008 10-Q — 26

Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union, Thailand, Malaysia and Canada and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $763 for the three months ended March 31, 2008. Net unrealized foreign currency translation losses were $15 for the three months ended March 31, 2008. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the three months ended March 31, 2008, Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2), which leases properties in Germany, contributed 21% of lease revenues, inclusive of minority interest.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 3/31/2008 10-Q — 27

PART II
(in thousands, except share and per share amounts)
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2008, 339,487 shares of common stock were issued to the advisor as consideration for asset management and performance fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
January	—	—	N/A	N/A
February	665	$9.30	N/A	N/A
March	230,453	9.30	N/A	N/A

Total	231,118

(a)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by the amended and restated 2003 distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities exchange or included for quotation on Nasdaq.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 3/31/2008 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 5/15/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 3/31/2008 10-Q — 29