Form 10-Q
period 2008-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2008-08-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 121,843,091 shares of common stock, $.001 par value outstanding at August 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 6/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,755,313	$1,597,457
Net investment in direct financing leases	382,874	343,721
Equity investments in real estate	188,572	178,661
Real estate under construction	—	50,140
Notes receivable	385,327	358,079
Cash and cash equivalents	201,126	211,759
Intangible assets, net	167,912	163,824
Funds in escrow	115,042	137,473
Other assets, net	37,113	40,755

Total assets	$3,233,279	$3,081,869

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,532,121	$1,403,299
Accounts payable, accrued expenses and other liabilities	62,423	69,419
Prepaid and deferred rental income and security deposits	102,605	96,057
Due to affiliates	19,690	52,291
Distributions payable	19,864	19,432

Total liabilities	1,736,703	1,640,498

Minority interest in consolidated entities	472,216	420,274

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 122,987,159 and 120,567,308 shares issued and outstanding, respectively	123	121
Additional paid-in capital	1,107,373	1,085,506
Distributions in excess of accumulated earnings	(108,353)	(82,481)
Accumulated other comprehensive income	43,912	31,905

	1,043,055	1,035,051
Less, treasury stock at cost, 2,009,977 and 1,500,198 shares, respectively	(18,695)	(13,954)

Total shareholders’ equity	1,024,360	1,021,097

Total liabilities and shareholders’ equity	$3,233,279	$3,081,869

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Rental income	$38,888	$29,028	$75,669	$47,271
Interest income from direct financing leases	7,596	6,468	14,677	12,614
Interest income on notes receivable	7,857	6,310	15,138	6,616
Other real estate income	6,455	—	10,996	—
Other income	882	326	1,456	470

	61,678	42,132	117,936	66,971

Operating Expenses
Depreciation and amortization	(11,724)	(8,515)	(22,853)	(13,747)
Property expenses	(7,723)	(5,181)	(15,226)	(9,170)
Other real estate expenses	(4,949)	—	(8,989)	—
General and administrative	(2,866)	(1,900)	(6,136)	(3,219)

	(27,262)	(15,596)	(53,204)	(26,136)

Other Income and Expenses
Income from equity investments in real estate	3,035	1,519	5,588	3,271
Other interest income	1,145	6,122	2,737	12,319
Minority interest in income	(8,217)	(6,116)	(16,415)	(6,626)
Gain on foreign currency transactions, derivative instruments and other, net	860	49	3,044	318
Interest expense	(22,049)	(17,175)	(43,356)	(27,367)

	(25,226)	(15,601)	(48,402)	(18,085)

Income before income taxes	9,190	10,935	16,330	22,750
Provision for income taxes	(1,357)	(892)	(2,685)	(1,409)

Net Income	$7,833	$10,043	$13,645	$21,341

Earnings Per Share	$0.06	$0.09	$0.11	$0.19

Weighted Average Shares Outstanding	120,930,804	115,527,351	120,435,559	115,102,574

Distributions Declared Per Share	$0.1642	$0.1622	$0.3279	$0.3239

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$7,833	$10,043	$13,645	$21,341
Other Comprehensive Income
Change in unrealized (loss) gain on marketable securities	10	(111)	(9)	(105)
Foreign currency translation adjustment	(2,243)	2,571	11,262	4,775
Change in unrealized gain on derivative instruments	2,016	1,666	754	1,959

	(217)	4,126	12,007	6,629

Comprehensive Income	$7,616	$14,169	$25,652	$27,970

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$13,645	$21,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	24,686	13,893
Straight-line rent adjustments and amortization of rent-related intangibles	42	(189)
Income from equity investments in real estate in excess of distributions received	(3,018)	(1,278)
Minority interest in income	16,415	6,626
Issuance of shares to affiliate in satisfaction of fees due	6,383	3,895
Realized gain on foreign currency transactions, net	(1,477)	(277)
Unrealized gain on foreign currency and derivative transactions, net	(1,431)	(41)
Realized gain on sale of real estate	(136)	—
Increase in accrued interest	295	5,516
(Decrease) increase in due to affiliates	(3,688)	5,159
Change in other operating assets and liabilities, net	6,929	3,278

Net cash provided by operating activities	58,645	57,923

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	6,479	1,396
Contributions to equity investments in real estate	(6,205)	(723)
Acquisitions of real estate and other capital expenditures	(125,785)	(385,182)
Funding/purchases of notes receivable	(1,926)	(337,764)
Funds placed in escrow for future acquisition and construction of real estate	(18,511)	(19,112)
Release of funds held in escrow for acquisition and construction of real estate	40,616	3,985
VAT taxes recovered (paid) in connection with acquisitions of real estate	3,286	(796)
Proceeds from sale of real estate	22,886	—
Proceeds from maturity of short-term investment	—	1,698
Receipt of principal payment of mortgage note receivable	149	142
Payment of deferred acquisition fees to affiliate	(29,546)	—

Net cash used in investing activities	(108,557)	(736,356)

Cash Flows — Financing Activities
Distributions paid	(39,085)	(34,623)
Distributions paid to minority interest partners	(18,686)	(296,565)
Contributions from minority interest partners	282	333,368
Proceeds from mortgages and notes payable	100,212	604,203
Scheduled payments of mortgage principal	(8,462)	(4,941)
Prepayment of note payable	(3,286)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(456)	(149)
Proceeds from issuance of shares, net of costs of raising capital	15,486	14,871
Purchase of treasury stock	(4,741)	(3,955)

Net cash provided by financing activities	41,264	612,209

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,985)	(3,032)

Net (decrease) increase in cash and cash equivalents	(10,633)	(69,256)
Cash and cash equivalents, beginning of period	211,759	464,223

Cash and cash equivalents, end of period	$201,126	$394,967

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2008 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2008, our portfolio consisted of our full or partial ownership interest in 383 fully occupied properties leased to 75 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations. In April 2007, we and our affiliates acquired interests in two German ventures in which we are the managing member and our total effective ownership interest is 26%. These ventures are deemed to be VIEs of which we are deemed to be the primary beneficiary and, therefore, we consolidate the ventures in our financial statements.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates
CPA®:16 – Global 6/30/2008 10-Q — 5

Notes to Consolidated Financial Statements
some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
Information about International Geographic Areas
We have investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from such investments totaled $27,662 and $52,796 for the three and six months ended June 30, 2008, respectively, and $21,688 and $28,141 for the three and six months ended June 30, 2007, respectively. We acquired our investment in the Hellweg 2 transaction in April 2007 (Note 6), which contributed $14,199 to revenues for both the three and six months ended June 30, 2007. Of such investments, long-lived assets which consist of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $1,050,275 and $951,818 as of June 30, 2008 and December 31, 2007, respectively.
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
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we are currently evaluating the potential impact that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$2,280	$—	$—	$2,280
Derivative assets	8,141	—	—	8,141

	$10,421	$—	$—	$10,421

Liabilities:
Derivative liabilities	$(27)	$—	$(27)	$—

Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:16 – Global 6/30/2008 10-Q — 6

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended June 30, 2008			Six months ended June 30, 2008
Beginning balance	$2,345	$8,166	$10,511	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	14	14	—	1,449	1,449
Included in other comprehensive income	10	(39)	(29)	(9)	446	437
Amortization and accretion	(75)	—	(75)	(149)	—	(149)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$2,280	$8,141	$10,421	$2,280	$8,141	$10,421

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$14	$14	$—	$1,449	$1,449

Gains and losses (realized and unrealized) included in earnings are included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R to have an impact on our results of operations to the extent we enter into new acquisitions in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead by expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of
CPA®:16 – Global 6/30/2008 10-Q — 7

Notes to Consolidated Financial Statements
the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this FSP will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met in June 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008, the advisor elected to receive its asset management fees in cash and performance fees in restricted shares of our common stock. For 2007, the advisor elected to receive both its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,022 and $2,186 for the three months ended June 30, 2008 and 2007, respectively, and $6,011 and $4,086 for the six months ended June 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2008, the advisor owned 4,043,265 shares (3%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. The advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion, which we met in June 2007. Unpaid installments bear interest at 5% per annum. Current acquisition fees were $3,020 and $8,366 for investments that were acquired during the six months ended June 30, 2008 and 2007, respectively. Deferred acquisition fees were $2,412 and $6,693 for investments that were acquired during the six months ended June 30, 2008 and 2007, respectively. In addition, in May 2008, Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) assumed from us deferred acquisition fees payable totaling $579 in connection with its purchase from us of an additional interest in a venture as described below. Unpaid deferred installments totaled $14,722 and $42,435 as of June 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid our first installment of deferred acquisition fees of $29,546 to the advisor in cash on January 1, 2008.
All investments acquired during 2007 and 2008 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. The advisor did not incur any direct third party costs related to our investment activity during the three and six months ended June 30, 2008 and 2007. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees through June 30, 2008.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We
CPA®:16 – Global 6/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
incurred personnel reimbursements of $684 and $455 for the three months ended June 30, 2008 and 2007, respectively, and $1,646 and $956 for the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We were liable for certain expenses of offerings of our securities including filing, legal, accounting, printing and escrow fees, which were deducted from the gross proceeds of the offerings. We reimbursed Carey Financial, LLC (“Carey Financial”) or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering was not to exceed 10% of gross proceeds of such offering. The advisor agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. Costs paid by our advisor and its subsidiaries in connection with our second public offering total $60,347, all of which we have reimbursed.
We own interests in entities which range from 25% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $190 and $96 for the three months ended June 30, 2008 and 2007, respectively, and $362 and $193 for the six months ended June 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $785 through 2016.
In June 2008, our affiliate, CPA®:17 – Global, exercised its option to purchase an additional 49.99% interest in a domestic venture in which we and CPA®:17 – Global previously held 99.99% and 0.01% interests, respectively. In connection with this transaction, we recognized a gain of $136 as a result of the sale of our interest in the venture. We will continue to consolidate this investment because, in our capacity as the managing member, we have substantive participating rights as well as the ability to dissolve the venture or otherwise remove CPA®:17 – Global, the other member.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows:

	June 30, 2008	December 31, 2007
Land	$365,754	$338,639
Buildings	1,452,007	1,301,396
Less: Accumulated depreciation	(62,448)	(42,578)

	$1,755,313	$1,597,457

In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”). We and our affiliates also acquired a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interest in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements (Note 2). In connection with this transaction, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.
CPA®:16 – Global 6/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
In connection with our acquisition of properties, we have recorded net lease intangibles of $145,830, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2,070 and $1,514 for the three months ended June 30, 2008 and 2007, respectively, and $4,096 and $2,976 for the six months ended June 30, 2008 and 2007, respectively.
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
We also have an investment in a mortgage loan (Acquisition, Development and Construction, or “ADC,” arrangement) where we participate in residual interests through the loan provisions or other contracts and which we have concluded is more appropriately treated as a hypothetical investment in real estate. This investment is reflected as part of equity method investments in real estate and our loan position is treated as preference capital to the hypothetical partnership rather than a loan, with no interest income recorded.

	Ownership Interest	Carrying Value
Lessee	at June 30, 2008	June 30, 2008	December 31, 2007
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$35,359	$34,919
Schuler A.G. (a)	33%	27,817	25,537
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	20,428	18,449
Police Prefecture, French Government (a)	50%	14,895	14,601
OBI A.G. (a)	25%	14,230	13,251
TietoEnator Plc (a)	40%	10,785	10,573
Pohjola Non-life Insurance Company (a)	40%	10,743	10,442
Lindenmaier A.G. (a)	33%	6,771	6,218
Actuant Corporation (a)	50%	3,157	2,761
Consolidated Systems, Inc.	40%	2,184	2,274
Thales S.A. (a)	35%	2,175	5,814

		148,544	144,839

ADC Equity Arrangement:
Soho House Beach House LLC (b)	N/A	40,028	33,822

		$188,572	$178,661

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In 2007, we entered into a domestic build-to-suit project that we account for under the equity method of accounting as it constitutes an ADC equity arrangement. The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At June 30, 2008 and December 31, 2007, we have funded $38,651 and $31,070, respectively, of our total commitment of $58,400.
Combined summarized financial information (for the entire venture, not our proportionate share) of our equity investees is presented below:

	June 30, 2008	December 31, 2007
Assets	$1,487,040	$1,388,446
Liabilities	(971,507)	(924,421)

Partners’ and members’ equity	$515,533	$464,025

CPA®:16 – Global 6/30/2008 10-Q — 10

Notes to Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$31,860	$25,930	$61,779	$50,545
Expenses	(23,560)	(19,888)	(45,219)	(38,633)

Net income	$8,300	$6,042	$16,560	$11,912

Our share of income from equity investments in real estate	$3,035	$1,519	$5,588	$3,271

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition.
Note 6. Acquisitions of Real Estate-Related Investments
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Real Estate Acquired
2008 – During the six months ended June 30, 2008, we acquired five investments in properties located in the United States, Finland, France and Germany at a total cost of $122,819. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $100,135, inclusive of minority interest of $19,700, at a weighted average annual interest rate and term of 6.5% and 10 years, respectively. One of these loans bears interest at a variable rate which has been effectively fixed through the use of an interest rate swap agreement (Note 9).
2007 – During the six months ended June 30, 2007, we acquired seven investments (four domestic and one each in Germany, Finland and France) at a total cost of $658,532, inclusive of minority interest of $330,416. In connection with our investment activity, we obtained $548,863 in non-recourse mortgage financing, inclusive of minority interest of $280,237, with a weighted average annual fixed interest rate and term of 5.7% and 11 years, respectively. A significant portion of this investment and financing activity relates to a transaction in Germany (see Hellweg 2 Investment below).
Hellweg 2 Investment
In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg 2. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements (Note 2). The total cost of the interests in these ventures is $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.5% and a term of 10 years.
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
Equity Investments in Real Estate Acquired
2007 – In March 2007, through an existing venture with an affiliate where our ownership interest is 25%, we acquired an additional equity investment in real estate in Poland. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The total cost of this investment (not our proportionate share) is $10,955. The venture obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.7% through an interest rate swap agreement that matures in July 2016.
CPA®:16 – Global 6/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
In June 2007, we also entered into a domestic build-to-suit project for a total cost of up to $61,152 that we account for under the equity method of accounting as it constitutes an ADC arrangement. The ADC arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. At June 30, 2008 and December 31, 2007, the ADC arrangement had a carrying value of $40,028 and $33,822, respectively.
Mortgage Notes Receivable Acquired
2007 – In April 2007 we acquired an interest in a venture that made a loan of $314,210 to the holder of interests in a limited partnership in connection with a transaction in Germany (see Hellweg 2 Investment above). In addition, in June 2007, we entered into an agreement to provide a developer with a construction loan of up $14,800 that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. At June 30, 2008 and December 31, 2007, the construction loan receivable had a balance of $3,656 and $1,730, respectively.
Real Estate Under Construction
2007 – In March 2007, we entered into a domestic build-to-suit project for a total cost of up to $7,000, based on estimated construction costs. We also obtained non-recourse mortgage financing on completed build-to-suit projects totaling $40,290 at a weighted averaged fixed annual interest rate and term of 6.3% and 12.9 years, respectively, inclusive of minority interest of $10,327.
Note 7. Commitments and Contingencies
As of June 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial, the advisor’s wholly-owned broker-dealer subsidiary, and CPA®:15 relating to the matters relating to them in connection with the SEC investigation referred to in Note 8. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement.
Note 8. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments of $19,979, including interest, to the affected CPA® REITs. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
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
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk, we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
CPA®:16 – Global 6/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of Accumulated other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
In February 2008, we obtained non-recourse mortgage financing on a domestic property of $4,000. In connection with this financing, which has a carrying value of $3,979 as of June 30, 2008, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 6.7%. The interest rate swap matures in February 2018 and has a fair value liability of $27 as of June 30, 2008.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $193,733 and $182,061 as of June 30, 2008 and December 31, 2007, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value of $12,749 and $9,730 as of June 30, 2008 and December 31, 2007, respectively.
In April 2008, the venture unwound a swap with a notional value of $31,582 as of the date of termination and obtained a new interest rate swap with a notional value of $26,524. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of $1,076 and recognized a realized gain of $1,076 which is included in the determination of the venture’s net income.
Our share of changes in the fair value of these interest rate swaps is included in Accumulated other comprehensive income in shareholders’ equity and reflected unrealized gains of $2,016 and $1,666 for the three months ended June 30, 2008 and 2007, respectively, and $754 and $1,959 for the six months ended June 30, 2008 and 2007, respectively.
Embedded Credit Derivative
In connection with our April 2007 investment in Hellweg 2, a portfolio of German properties through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. We have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $7,264 and $5,598 as of June 30, 2008 and December 31, 2007, respectively, and generated a total unrealized (loss) gain of $(188) and $1,220 for the three and six months ended June 30, 2008, respectively, inclusive of minority interest of $(141) and $902, respectively. No such gains or losses were recognized during the three and six months ended June 30, 2007. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British pound sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
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
CPA®:16 – Global 6/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
Approximately 58% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (28%) representing the only significant concentration (10% or more of current annualized lease revenue) internationally. As of June 30, 2008, one German tenant, Hellweg 2, accounted for 21% of our current annualized lease revenue, inclusive of minority interest. No other tenant accounted for more than 10% of annualized lease revenue in 2007.
As of June 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (48%), retail (20%), warehouse/distribution (14%) and office (12%); and in the following tenant industries: retail (26%), chemicals, plastics, rubber and glass (10%) and automotive (10%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of which is currently operating under bankruptcy protection. These seven tenants accounted for lease revenues of $4,503 and $3,526 for the three months ended June 30, 2008 and 2007, respectively, and $8,909 and $6,921 for the six months ended June 30, 2008 and 2007, respectively, and income from equity investments of $147 and $276 for the three and six months ended June 30, 2008, respectively, and had an aggregate carrying value of $197,030 and $193,304 at June 30, 2008 and December 31, 2007, respectively. Based on their carrying values, 52% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 10. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $378 in expenses that related to the years ended December 31, 2005 and 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation we recognized a $90 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $84 of total gross unrecognized tax benefits.
At June 30, 2008, we had unrecognized tax benefits of $540 that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had approximately $32 of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2002-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 11. Subsequent Event
In July 2008, a venture in which we and an affiliate hold 30% and 70% interests, respectively, entered into an investment in Germany at a total cost of approximately $69,400, including a commitment to construct an expansion for a total cost of approximately $11,100. In connection with this investment, the venture obtained non-recourse mortgage financing of approximately $36,100, with a fixed annual interest rate and term of 6.5% and 7 years, respectively. The venture also obtained a commitment for additional financing of approximately $7,800 for the purpose of constructing the expansion. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:16 – Global 6/30/2008 10-Q — 14

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, tenant defaults, lease terminations, lease expirations and sales of properties. As of June 30, 2008, our portfolio consisted of our full or partial ownership interest in 383 fully occupied properties leased to 75 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
•	Total revenues for the second quarter of 2008 were $61,678, compared to $42,132 in the second quarter of 2007, and $117,936 for the six months ended June 30, 2008, compared to $66,971 for the same period of 2007. Revenue generated from new investments, including investments recently placed into service, contributed the majority of the increases for both periods.

•	Net income for the second quarter of 2008 was $7,833, compared to $10,043 in the second quarter of 2007, and $13,645 for the six months ended June 30, 2008, compared to $21,341 for the same period of 2007. As a result of investing the proceeds of our offering during 2007 and 2008, other interest income decreased significantly, while the increase in revenues resulting from these investments was partially offset by increases in expenses associated with these properties, including non-cash expenses (depreciation and amortization).

•	Cash flow from operating activities for the six months ended June 30, 2008 was $58,645, compared to $57,923 for the same period of 2007.

•	Our quarterly cash distribution increased to $0.1642 per share for the second quarter of 2008, or $0.66 per share on an annualized basis.
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
Fund Highlights
Investment Activity — During the three months ended June 30, 2008, we acquired investments in properties in the United States, Finland, France and Germany at a total cost of $65,636.
Financing Activity — During the three months ended June 30, 2008, we obtained $11,235 in non-recourse mortgage financing in connection with our investment activity during the quarter. The financing has a fixed annual interest rate and term of 5.9% and 10 years, respectively.
Sale of Interest in Joint Venture — In May 2008, our affiliate, Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), exercised its option to purchase an additional 49.99% interest in a domestic venture in which we and CPA®:17 – Global previously held 99.99% and 0.01% interests, respectively. In connection with the sale of our interest in the venture, we recognized a gain of $136.
Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment. Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. Conditions in both markets have continued to deteriorate in the first half of 2008
CPA®:16 – Global 6/30/2008 10-Q — 15

and may deteriorate further. We expect these markets to continue to be very challenging at least throughout 2008. A discussion of these current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased investment opportunities for us. However, as a result of the recent deterioration in the real estate financing markets, we believe that we are currently in a period of adjustment and during the second quarter of 2008 we completed a lower number of investment opportunities than in the comparable prior year period.
Certain of our sale-leaseback opportunities arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. As described above, we believe that this current period of adjustment is a short-term issue and while it is likely to affect the second half of 2008 as well, we believe that attractive investment opportunities, which may include our future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to us.
We expect that international commercial real estate may continue to make up a significant portion of our investment activity, although the percentage of international investments in any given period may vary substantially. During the six months ended June 30, 2008, we entered into transactions in Finland, France and Germany totaling approximately $64,051. For the year ended December 31, 2007, international investments accounted for 53% of our total investments. Investment activity during the six months ended June 30, 2008 and 2007, respectively, is summarized as follows:

	Six months ended June 30,
	2008	2007
Total investments (a)	$122,819	$744,222
Number of investments	5	9
Average investment size	$24,564	$82,691
Percentage of international investments	52%	64%

(a)	Inclusive of minority interest or reflecting our proportionate share of total cost under the equity method of accounting, and based upon the foreign exchange rate at the date of acquisition, as applicable.
As a result of the deterioration in credit and real estate financing markets, the volume of private equity transactions has decreased, we are experiencing difficult financing conditions and financing rates have increased. We expect these factors to have a negative impact on our investment volume in the near future.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets and expect these conditions to continue in the near term. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace.
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
Corporate Defaults
We expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that the advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates to some extent the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on our properties, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject
CPA®:16 – Global 6/30/2008 10-Q — 16

our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. None of our tenants are currently operating under bankruptcy protection.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, none of these tenants are currently operating under bankruptcy protection. These seven tenants accounted for lease revenues and income from equity investments of $4,503 and $147 for the three months ended June 30, 2008, respectively, and $8,909 and $276 for the six months ended June 30, 2008, respectively, and had an aggregate carrying value of $197,030 at June 30, 2008. Based on their carrying values, 52% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Competition
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we may make both domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments, including triple net leased real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including the advisor’s presence in the private equity industry, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally, increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities and difficult credit markets, which may cause companies to look for alternative methods of raising capital, such as sale-leasebacks.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our portfolio. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during both the three and six months ended June 30, 2008 was considerably weaker than during the comparable periods in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current year periods as compared to the respective prior year periods. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 36% and 34% of annualized lease revenues at June 30, 2008 and 2007, respectively.
Results of Operations
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007
Rental income	$75,669	$47,271
Interest income from direct financing leases	14,677	12,614

	$90,346	$59,885

CPA®:16 – Global 6/30/2008 10-Q — 17

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$19,275	$8,044
Telcordia Technologies, Inc.	4,600	4,509
Berry Plastics Corporation (d)	3,331	—
Nordic Cold Storage LLC (d)	3,111	2,446
Fraikin SAS (b) (d)	3,101	2,923
The Talaria Company (Hinckley) (c)	2,480	2,487
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b) (d)	2,183	204
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b)	2,134	1,765
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (b) (e)	2,050	1,937
Huntsman International, LLC	2,003	2,003
Ply Gem Industries, Inc. (b)	1,905	1,824
Performance Fibers GmbH (b)	1,845	1,617
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (e)	1,844	1,648
TRW Vehicle Safety Systems Inc. (e)	1,784	1,784
Holopack International Corp. (d)	1,781	863
Bob’s Discount Furniture, LLC (f)	1,759	1,098
Foss Manufacturing Company, LLC (g)	1,742	1,589
Kings Super Markets Inc.	1,708	1,708
Universal Technical Institute of California, Inc. (d)	1,700	—
Finisar Corporation	1,632	1,632
Dick’s Sporting Goods, Inc. (c) (f)	1,562	1,450
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (d) (e)	1,490	—
Polestar Petty Ltd. (b)	1,484	1,460
Other (b) (d) (e) (f) (g)	23,842	16,894

	$90,346	$59,885

(a)	Investment acquired in April 2007 (see Results of Operations below). We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $20,647 and $9,728 for the six months ended June 30, 2008 and 2007, respectively.

(d)	We acquired all or a portion of this investment (or certain investments included in “Other”) during 2007.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $1,741 and $1,552 for the six months ended June 30, 2008 and 2007, respectively.

(f)	We placed an expansion at this investment (or certain investments included in “Other”) into service in 2007.

(g)	Increase was due to CPI-based rent increase.
CPA®:16 – Global 6/30/2008 10-Q — 18

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest	Six months ended June 30,
Lessee	at June 30, 2008	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$14,193	$14,193
OBI A.G. (a) (b)	25%	8,955	7,432
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	7,884	6,821
Thales S.A. (a) (d)	35%	7,407	6,354
Pohjola Non-life Insurance Company (a) (d)	40%	4,860	4,089
TietoEnator Plc (a) (d)	40%	4,546	3,840
Police Prefecture, French Government (a) (d)	50%	4,124	3,313
Schuler A.G. (a) (e)	33%	3,514	—
Lindenmaier A.G. (a) (e) (f)	33%	1,389	—
Actuant Corporation (a) (d)	50%	985	831
Consolidated Systems, Inc. (e)	40%	911	911

		$58,768	$47,784

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired an interest in an additional property leased to this tenant during 2007.

(c)	In April 2007, we acquired an interest in additional properties leased to this tenant that we consolidate.

(d)	Increase was due to CPI-based (or equivalent) rent increases as well as fluctuations in foreign currency exchange rates.

(e)	We acquired our interest in this investment during 2007.

(f)	Tenant operates in the automotive industry.
For the six months ended June 30, 2008, our results of operations were significantly impacted by a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures was $446,387, inclusive of our affiliates’ minority interest of $330,416. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, inclusive of our affiliates’ minority interest of $280,237, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314,210, inclusive of our affiliates’ minority interest of $233,615, the lending venture will receive interest that approximates 75% of all operating income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from the transaction is reduced by our minority partners’ interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, particularly for the six month period ended June 30, 2008 as compared to the same period in 2007. Based on the exchange rate of the Euro as of June 30, 2008, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $14,500, inclusive of minority interest of $10,700.
Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
For the three months ended June 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $10,988, of which $8,361 is due to investment activity during 2007 and 2008. The impact of fluctuations in foreign currency exchange rates also contributed $2,131 of the increase.
CPA®:16 – Global 6/30/2008 10-Q — 19

For the six months ended June 30, 2008 as compared to the same period in 2007, lease revenues increased by $30,461, primarily due to lease revenues from investments acquired or placed into service during 2007 and 2008, which contributed $26,411 of this increase, respectively, including $10,075 from the April 2007 Hellweg 2 transaction. The impact of fluctuations in foreign currency exchange rates also contributed $1,875 of the increase.
Interest Income on Notes Receivable
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, interest income on notes receivable increased by $1,547 and $8,522, respectively, substantially all of which is attributable to interest income from our investment in a note receivable in connection with the Hellweg 2 transaction.
Other Real Estate Income
Other real estate income generally consists of revenue from subsidiaries that earn revenue from domestic hotels.
For the three and six months ended June 30, 2008, other real estate income was $6,455 and $10,996, respectively, representing income earned from subsidiaries that acquired one hotel property in September 2007 and placed into service a second hotel property during the first quarter of 2008.
Depreciation and Amortization
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, depreciation and amortization increased by $3,209 and $9,106, respectively, substantially all of which was due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2008. Depreciation and amortization incurred in connection with the Hellweg 2 transaction accounted for $2,672 of the increase for the six months ended June 30, 2008.
Property Expenses
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, property expenses increased by $2,542 and $6,056, respectively, primarily due to an increase in asset management and performance fees payable to our advisor of $1,672 and $3,850, respectively, as a result of the increase in our asset base due to investment activity. Reimbursable tenant costs increased by $519 and $913, respectively, while uncollected rent expense increased by $217 and $874, respectively, as a result of an increase in tenants who are experiencing financial difficulties.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses incurred by subsidiaries that earn revenue from domestic hotels.
For the three and six months ended June 30, 2008, other real estate expenses were $4,949 and $8,989, respectively, representing expenses incurred by subsidiaries that acquired one hotel property in September 2007 and placed into service a second hotel property during the first quarter of 2008.
General and Administrative
For the three months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $966, primarily due to an increase in our share of expenses allocated by the advisor of $323, an increase in business development expenses of $320 and an increase in professional services fees of $271. Business development costs increased as a result of costs incurred in connection with potential investments that ultimately were not consummated, while professional services and expenses allocated by the advisor both increased as a result of the growth in our asset base and revenues due to our investment volume in 2007 and 2008.
For the six months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $2,917, primarily for the same reasons as described above. Professional services fees increased by $1,177, expenses allocated by the advisor increased by $859 and business development costs increased by $481.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, income from equity investments in real estate increased by $1,516 and $2,317, respectively, primarily due to income earned on new investments, the impact of fluctuations in foreign currency exchange rates and our share of a realized gain on a derivative instrument. For the comparable three and six month periods, new investments acquired during 2007 contributed $790 and $1,369 of the increase, respectively, while the favorable impact of fluctuations in foreign currency exchange rates contributed $235 and $401 of the increase, respectively. Our share of the realized gain recognized by a venture in connection with its termination of an interest rate swap was $266 for both the three and six month periods ended June 30, 2008 (Note 9).
CPA®:16 – Global 6/30/2008 10-Q — 20

Other Interest Income
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, other interest income decreased by $4,977 and $9,582, respectively, primarily due to our investment during 2007 of the proceeds received from our second public offering in real estate assets.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, minority interest in income increased by $2,101 and $9,789, respectively, substantially all of which is due to our acquisition of a controlling interest in the Hellweg 2 transaction in April 2007.
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
For the three months ended June 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net increased by $811, primarily due to an increase in net gains on foreign currency transactions of $661 as a result of the continued weakening of the U.S. dollar. We also recognized a gain of $136 in connection with the sale of an interest in a consolidated domestic venture to an affiliate (see Fund Highlights above).
For the six months ended June 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net increased by $2,726, primarily due to the recognition of an unrealized gain of $1,220 on an embedded credit derivative related to the Hellweg 2 transaction and net gains on foreign currency transactions of $1,140. It is possible that the amount of unrealized gains or losses generated from this derivative may fluctuate significantly during its term.
Interest Expense
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, interest expense increased by $4,874 and $15,989, respectively, substantially all of which is due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2008. For the six-month period, $6,839 of the increase is related to debt obtained in connection with the Hellweg 2 transaction.
Provision for Income Taxes
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, provision for income taxes increased by $465 and $1,276, respectively, primarily due to recent international investment activity. Taxes on our foreign investments, primarily in Germany, comprise a significant portion of our tax provision. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments.
Net Income
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, net income decreased by $2,210 and $7,696, respectively, primarily as a result of a decrease in interest income of $4,977 and $9,582, respectively, as a result of investing the proceeds of our second public offering in real estate. These decreases were partially offset by increases in net income as a result of our recent investment activity, which, however, were reduced by non-cash depreciation and amortization expenses. The Hellweg 2 transaction, which represented a significant portion of our 2007 investment volume, had a limited impact on our current results of operations. Despite its limited impact on our current results, we expect this transaction to generate significant property-level cash flow.
CPA®:16 – Global 6/30/2008 10-Q — 21

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $201,126 as of June 30, 2008, a decrease of $10,633 since December 31, 2007. We believe that we have sufficient cash balances to meet our short-term and long-term liquidity needs. Our sources and uses of cash during the six months ended June 30, 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2008, we used cash flows from operating activities of $58,645 to fund a majority of distributions to shareholders of $39,085, distributions to minority interest partners of $18,686 and scheduled mortgage principal installments of $8,462. We used distributions from equity investments in real estate in excess of equity income and existing cash resources to fund the remainder. For 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $6,383 through the issuance of restricted stock rather than in cash. For 2007, the advisor elected to receive both its asset management fees and its performance fees in restricted shares of our common stock. As discussed in Cash Resources below, this change in allocation will negatively impact cash flows in 2008.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During the six months ended June 30, 2008, we used $125,785 to enter into five investments and to fund construction costs at two existing projects. One project, a domestic hotel, was completed during first quarter of 2008. In January 2008, we used $29,546 to pay the first annual installment of deferred acquisition fees as a result of meeting the performance criterion in June 2007 (Note 3). In connection with an ADC arrangement and mortgage note receivable that we entered into in March 2007, we used $8,131 to provide financing to the developer of a domestic build-to-suit property. Funds totaling $40,616 were released from escrows that had previously been established for the purpose of entering into investments, primarily consisting of $19,844 related to a potential transaction that was not consummated and $18,511 that we placed into escrow in March 2008 related to an investment completed in April 2008. We also received proceeds of $22,886 from the sale of an interest in a consolidated domestic venture to an affiliate and received a reimbursement of value added taxes incurred in connection with a French investment totaling $3,286. These funds were used to prepay a related note payable that had been scheduled to mature in June 2008 in anticipation of the reimbursement.
Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $100,212 in proceeds from non-recourse mortgage financing, including $55,900 related to transactions completed in 2007, $44,235 in connection with our investment activity in 2008 and $77 related to a completed build-to-suit project. We received $15,486 as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $4,741 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
CPA®:16 – Global 6/30/2008 10-Q — 22

Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2008 and 2007, respectively.

	June 30,
	2008	2007
Balance:
Fixed rate	$1,497,295	$1,204,478
Variable rate (a)	34,826	30,667

Total	$1,532,121	$1,235,145

Percent of total debt:
Fixed rate	98%	98%
Variable rate (a)	2%	2%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.9%	5.8%
Variable rate (a)	5.4%	5.1%

(a)	Included in variable rate debt at June 30, 2008 is (i) $3,979 that has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $30,847 in mortgage obligations that currently bear interest at a fixed rate but which have interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. There are no interest rate resets scheduled during the next twelve months.
Cash Resources
As of June 30, 2008, our cash resources consisted of cash and cash equivalents of $201,126. Of these amounts, $33,146, at current exchange rates, was held in foreign bank accounts, and we could be subject to significant costs should we decide to repatriate these amounts. We also have the potential to borrow against a portion of the value of our currently unleveraged properties, which have an aggregate carrying value of $95,471 as of June 30, 2008. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from the operations of our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including the advisor’s election for 2008 to receive base asset management fees in cash. This change in allocation of fees, in addition to an increase in asset management fees due to the advisor in 2008 as a result of our growth in assets, is expected to have a negative impact to cash flow of approximately $12,000 based on assets owned at June 30, 2008. We also expect cash flows from operating activities to increase as a result of our investment activity during 2008, the completion of construction at a hotel property in 2008 and the full year impact of investments entered into in 2007. Finally, scheduled rent increases on several properties during 2008 should result in additional cash flow.
An unconsolidated venture in which we hold a 25% ownership interest had $129,206 of non-recourse mortgage debt as of June 30, 2008 that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501, which it released to the venture in May 2008 as a result of the tenant’s renewed compliance with these loan covenants. Our interest in this venture had a carrying value of $20,428 at June 30, 2008.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders and minority interest partners and funding lending commitments that we currently estimate to total $30,893, as well as other normal recurring operating expenses.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.
CPA®:16 – Global 6/30/2008 10-Q — 23

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Non-recourse debt — Principal	$1,532,121	$16,324	$47,473	$59,103	$1,409,221
Deferred acquisition fees — Principal	14,722	8,764	5,958	—	—
Interest on non-recourse debt and deferred acquisition fees (a)	797,469	90,689	176,800	170,470	359,510
Lending commitments (b)	30,893	30,893	—	—	—
Operating and other lease commitments (c)	65,611	1,857	3,769	3,830	56,155

	$2,440,816	$148,527	$234,000	$233,403	$1,824,886

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rate and balance outstanding as of June 30, 2008.

(b)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $58,400 and $14,800, respectively, of which $38,651 and $3,656 has been funded as of June 30, 2008, respectively.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $11,674.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2008. As of June 30, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2008 is presented below:

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$116,628	$88,285	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	310,446	170,032	5/2014
Actuant Corporation (a)	50%	20,604	13,694	5/2014
TietoEnator Plc (a)	40%	114,637	86,179	7/2014
Pohjola Non-life Insurance Company (a)	40%	124,779	96,275	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	25%	223,063	129,206	5/2015
Consolidated Systems, Inc.	40%	17,285	11,773	11/2016
Lindenmaier A.G. (a) (c)	33%	35,212	14,164	10/2017
OBI A.G. (a) (c)	25%	258,744	193,733	3/2018
Police Prefecture, French Government (a)	50%	135,883	101,179	8/2020
Schuler A.G. (a) (c)	33%	82,275	—	N/A
Soho House Beach House LLC (c) (d)	N/A	47,484	—	N/A

		$1,487,040	$904,520

CPA®:16 – Global 6/30/2008 10-Q — 24

(a)	Dollar amounts are based on the applicable exchange rate as of June 30, 2008.

(b)	Under the loan agreement, this tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501, which it released to the venture in May 2008 as a result of the tenant’s renewed compliance with these loan covenants. Our interest in this venture had a carrying value of $20,428 at June 30, 2008. In April 2007, we acquired an interest in the Hellweg 2 transaction, which we consolidate. There is no event of default associated with the Hellweg 2 transaction.

(c)	We acquired all or part of our interest in this investment during 2007.

(d)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement (Note 5).
Subsequent Event
In July 2008, a venture in which we and an affiliate hold 30% and 70% interests, respectively, entered into an investment in Germany at a total cost of approximately $69,400, including a commitment to construct an expansion for a total cost of approximately $11,100. In connection with this investment, the venture obtained non-recourse mortgage financing of approximately $36,100, with a fixed annual interest rate and term of 6.5% and 7 years, respectively. The venture also obtained a commitment for additional financing of approximately $7,800 for the purpose of constructing the expansion. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:16 – Global 6/30/2008 10-Q — 25

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Trends).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. We have non-recourse debt for which the interest rate has been fixed through the use of an interest rate swap, as does an unconsolidated venture in which we hold a 25% interest.
In connection with a German transaction in 2007 (Hellweg 2), two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the six months ended June 30, 2008, the embedded credit derivatives generated an unrealized gain of $1,220. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2008, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at a fixed rate but had interest rate reset features that was scheduled to change the interest rates to then prevailing market fixed rates at certain points in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2008 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at June 30, 2008 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$7,634	$19,079	$23,179	$26,413	$28,999	$1,391,991	$1,497,295	$1,318,755
Variable rate debt	$224	$453	$458	$463	$468	$32,760	$34,826	$33,814
A change in interest rates of 1% would increase or decrease the combined fair value of our debt that currently bears interest at fixed rates by an aggregate of $77,738. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate currently bears interest at fixed rates but has interest rate reset features that will change the fixed interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
CPA®:16 – Global 6/30/2008 10-Q — 26

Foreign Currency Exchange Rate Risk
We have international investments, primarily in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $713 and $1,476 for the three and six months ended June 30, 2008, respectively. We recognized net unrealized foreign currency translation losses of $3 and $18 for the three and six months ended June 30, 2008, respectively. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the three months ended June 30, 2008, Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2), which leases properties in Germany, contributed 21% of lease revenues, inclusive of minority interest.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 6/30/2008 10-Q — 27

PART II
(in thousands, except share and per share amounts)
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2008, we issued 298,864 shares of our common stock to the advisor as consideration for asset management and performance fees. Shares were issued at $10 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	278,661	$9.30	N/A	N/A

Total	278,661

(a)	All shares were purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan we may elect to redeem shares of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by our distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholder’s meeting was held on June 12, 2008, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	60,324,894	1,618,918
Gordon F. DuGan	60,393,949	1,549,863
Elizabeth P. Munson	60,406,717	1,537,095
Richard J. Pinola	60,403,549	1,540,263
In April 2008, Marshall E. Blume resigned from our board of directors. Mr. Blume will remain an independent director of the boards of directors of two of our affiliates. In July 2008, Gordon F. DuGan resigned from our board of directors in order to maintain a majority of independent directors on the board, as provided in our bylaws.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 6/30/2008 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 8/14/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 6/30/2008 10-Q — 29