Form 10-Q
period 2008-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2008-11-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant has 122,699,475 shares of common stock, $.001 par value outstanding at November 10, 2008.

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

CPA®:16 – Global 9/30/2008 10-Q —1

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$1,691,130	$1,597,457
Net investment in direct financing leases	359,738	343,721
Equity investments in real estate	178,466	178,661
Real estate under construction	—	50,140
Notes receivable	356,024	358,079
Cash and cash equivalents	198,115	211,759
Intangible assets, net	168,447	163,824
Funds in escrow	85,564	137,473
Other assets, net	29,648	40,755

Total assets	$3,067,132	$3,081,869

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,466,924	$1,403,299
Accounts payable, accrued expenses and other liabilities	55,327	69,419
Prepaid and deferred rental income and security deposits	85,090	96,057
Due to affiliates	19,903	52,291
Distributions payable	20,062	19,432

Total liabilities	1,647,306	1,640,498

Minority interest in consolidated entities	429,465	420,274

Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 124,156,048 and 120,567,308 shares issued and outstanding, respectively	124	121
Additional paid-in capital	1,118,611	1,085,506
Distributions in excess of accumulated earnings	(123,411)	(82,481)
Accumulated other comprehensive income	16,871	31,905

	1,012,195	1,035,051
Less, treasury stock at cost, 2,347,540 and 1,500,198 shares, respectively	(21,834)	(13,954)

Total shareholders’ equity	990,361	1,021,097

Total liabilities and shareholders’ equity	$3,067,132	$3,081,869

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:16 – Global 9/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Rental income	$38,866	$32,073	$114,535	$79,344
Interest income from direct financing leases	7,412	6,814	22,089	19,428
Interest income on notes receivable	7,571	6,784	22,709	13,400
Other real estate income	6,929	18	17,925	18
Other income	575	564	2,031	1,034

	61,353	46,253	179,289	113,224

Operating Expenses
Depreciation and amortization	(12,032)	(8,926)	(34,885)	(22,673)
Property expenses	(8,151)	(5,603)	(23,377)	(14,773)
Other real estate expenses	(5,324)	—	(14,313)	—
General and administrative	(3,884)	(2,959)	(10,020)	(6,178)

	(29,391)	(17,488)	(82,595)	(43,624)

Other Income and Expenses
Income from equity investments in real estate	3,026	2,434	8,614	5,705
Other interest income	1,114	4,542	3,851	16,861
Minority interest in income	(4,604)	(11,656)	(21,019)	(18,282)
Loss (gain) on foreign currency transactions, derivative instruments and other, net	(3,371)	6,211	(327)	6,529
Interest expense	(21,972)	(18,740)	(65,328)	(46,107)

	(25,807)	(17,209)	(74,209)	(35,294)

Income before income taxes	6,155	11,556	22,485	34,306
Provision for income taxes	(1,151)	(1,194)	(3,836)	(2,603)

Net Income	$5,004	$10,362	$18,649	$31,703

Earnings Per Share	$0.04	$0.08	$0.15	$0.27

Weighted Average Shares Outstanding	121,817,667	117,570,074	120,899,625	115,934,112

Distributions Declared Per Share	$0.1647	$0.1627	$0.4926	$0.4866

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED) (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$5,004	$10,362	$18,649	$31,703
Other Comprehensive (Loss) Income
Change in unrealized gain on marketable securities	23	114	14	9
Foreign currency translation adjustment	(25,571)	9,821	(14,309)	14,596
Change in unrealized (loss) gain on derivative instruments	(1,493)	(445)	(739)	1,514

	(27,041)	9,490	(15,034)	16,119

Comprehensive (Loss) Income	$(22,037)	$19,852	$3,615	$47,822

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:16 – Global 9/30/2008 10-Q —3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$18,649	$31,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	37,492	22,862
Straight-line rent adjustments and amortization of rent-related intangibles	(530)	(33)
Income from equity investments in real estate in excess of distributions received	1,842	(1,768)
Minority interest in income	21,019	18,282
Issuance of shares to affiliate in satisfaction of fees due	9,406	20,333
Realized gain on foreign currency transactions, net	(2,648)	(320)
Unrealized loss (gain) on foreign currency and derivative transactions, net	3,111	(6,209)
Realized gain on sale of real estate	(136)	—
Increase in accrued interest	235	6,957
Decrease in due to affiliates	(3,688)	(6,670)
Change in other operating assets and liabilities, net	11,364	4,857

Net cash provided by operating activities	96,116	89,994

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	8,869	1,885
Contributions to equity investments in real estate	(12,682)	(24,818)
Acquisitions of real estate and other capital expenditures	(125,972)	(531,469)
Funding/purchases of notes receivable	(4,169)	(337,764)
Funds placed in escrow for future acquisition and construction of real estate	(18,511)	(19,188)
Release of funds held in escrow for acquisition and construction of real estate	39,072	4,084
VAT taxes recovered (paid) in connection with acquisitions of real estate	3,286	(885)
Proceeds from sale of real estate	22,886	—
Proceeds from maturity of short-term investment	—	1,698
Receipt of principal payment of mortgage note receivable	225	215
Payment of deferred acquisition fees to affiliate	(29,546)	—

Net cash used in investing activities	(116,542)	(906,242)

Cash Flows — Financing Activities
Distributions paid	(58,949)	(53,367)
Distributions paid to minority interest partners	(28,511)	(296,838)
Contributions from minority interest partners	406	319,773
Proceeds from mortgages and notes payable	100,212	710,965
Scheduled payments of mortgage principal	(11,746)	(7,845)
Prepayment of note payable	(4,312)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(450)	(463)
Proceeds from issuance of shares, net of costs of raising capital	23,702	23,155
Purchase of treasury stock	(7,880)	(5,461)

Net cash provided by financing activities	12,472	689,919

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(5,690)	483

Net decrease in cash and cash equivalents	(13,644)	(125,846)
Cash and cash equivalents, beginning of period	211,759	464,223

Cash and cash equivalents, end of period	$198,115	$338,377

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:16 – Global 9/30/2008 10-Q —4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, contractual rent increases, tenant defaults, lease terminations, lease expirations and sales of properties. As of September 30, 2008, our portfolio consisted of our full or partial ownership interest in 385 fully occupied properties leased to 76 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates

CPA®:16 – Global 9/30/2008 10-Q —5

Notes to Consolidated Financial Statements
some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
Information about International Geographic Areas
We have investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from such investments totaled $26.7 million and $79.5 million for the three and nine months ended September 30, 2008, respectively, and $16.7 million and $38.7 million for the three and nine months ended September 30, 2007, respectively. Of such investments, long-lived assets, which consist of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $962.5 million and $951.1 million as of September 30, 2008 and December 31, 2007, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes. As a result of these errors, net income was overstated by approximately $0.04 million in 2005 and $0.3 million in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We further concluded that the cumulative charge for the accrual for foreign income taxes of $0.4 million was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
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
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$2,227	$—	$—	$2,227
Derivative assets	3,556	—	—	3,556

	$5,783	$—	$—	$5,783

Liabilities:
Derivative liabilities	$81	$—	$81	$—

CPA®:16 – Global 9/30/2008 10-Q —6

Notes to Consolidated Financial Statements
Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated joint ventures.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended September 30, 2008			Nine months ended September 30, 2008
Beginning balance	$2,280	$8,141	$10,421	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	(4,184)	(4,184)	—	(2,735)	(2,735)
Included in other comprehensive income	23	(401)	(378)	14	45	59
Amortization and accretion	(76)	—	(76)	(225)	—	(225)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$2,227	$3,556	$5,783	$2,227	$3,556	$5,783

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(4,184)	$(4,184)	$—	$(2,735)	$(2,735)

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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R to have an impact on our results of operations to the extent we enter into new acquisitions in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
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

CPA®:16 – Global 9/30/2008 10-Q —7

Notes to Consolidated Financial Statements
surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP 142-3 will have on our financial position and results of operations.
EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met in June 2007. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008, the advisor elected to receive its asset management fees in cash and performance fees in restricted shares of our common stock. For 2007, the advisor elected to receive both its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $3 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively, and $9 million and $6.4 million for the nine months ended September 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2008, the advisor owned 4,345,478 shares (3.6%) of our common stock.
Fees are payable to the advisor in connection with structuring and negotiating acquisitions and related mortgage financing on our behalf. The advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments over three years beginning on January 1st of the year following that in which a property was purchased, with payment subordinated to the performance criterion, which we met in June 2007. Unpaid installments bear interest at 5% per annum. Current acquisition fees were $3.5 million and $12.3 million for investments that were acquired during the nine months ended September 30, 2008 and 2007, respectively. Deferred acquisition fees were $2.8 million and $10 million for investments that were acquired during the nine months ended September 30, 2008 and 2007, respectively. In addition, in May 2008, Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”) assumed from us deferred acquisition fees payable totaling $0.6 million in connection with its purchase from us of an additional interest in a venture as described below. Unpaid deferred installments totaled $15.1 million and $42.4 million as of September 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid our first installment of deferred acquisition fees of $29.5 million to the advisor in cash on January 1, 2008.

CPA®:16 – Global 9/30/2008 10-Q —8

Notes to Consolidated Financial Statements
All investments acquired during 2007 and 2008 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. The advisor did not incur any direct third party costs related to our consummated investment activity during the three and nine months ended September 30, 2008 and 2007. The advisor may also receive subordinated disposition fees of up to 3% of the contract sales price of an investment for services provided in connection with the disposition; however, payment of such fees is subordinated to a preferred return. We have not incurred any subordinated disposition fees through September 30, 2008.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.7 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively, and $2.3 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We were liable for certain expenses in connection with the offerings of our securities including filing, legal, accounting, printing and escrow fees, which were deducted from the gross proceeds of the offerings. We reimbursed Carey Financial, LLC (“Carey Financial”) or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial’s employees or those of one of its affiliates relating to our securities offerings. Total underwriting compensation with respect to any offering could not exceed 10% of gross proceeds of such offering. The advisor agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions and selected dealer fees paid and expenses reimbursed to the sales agent and selected dealers) that exceeded 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees paid and expenses reimbursed to selected dealers) that exceeded 15% of the gross proceeds of each offering. Costs paid by our advisor and its subsidiaries in connection with our second public offering totaled $60.3 million, all of which we reimbursed.
We own interests in entities which range from 25% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future minimum lease payments is $0.8 million annually through 2016.
In June 2008, our affiliate, CPA®:17 – Global, exercised its option to purchase an additional 49.99% interest in a domestic venture in which we and CPA®:17 – Global previously held 99.99% and 0.01% interests, respectively. In connection with this transaction, we recognized a gain of $0.1 million as a result of the sale of our interest in the venture. We will continue to consolidate this investment because, in our capacity as the managing member, we have substantive participating rights as well as the ability to dissolve the venture or otherwise remove CPA®:17 – Global, the other member.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$352,575	$338,639
Buildings	1,409,242	1,301,396
Less: Accumulated depreciation	(70,687)	(42,578)

	$1,691,130	$1,597,457

CPA®:16 – Global 9/30/2008 10-Q —9

Notes to Consolidated Financial Statements
In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”). We and our affiliates also acquired a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interest in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26.0%, and we consolidate the ventures in our financial statements (Note 2). In connection with this transaction, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.
In connection with our acquisition of properties, we have recorded net lease intangibles of $147.2 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.2 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively, and $6.2 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through non-controlling interests (i) in limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence and (ii) as tenant-in-common interests subject to joint control (Note 2). All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
In 2007, we made an investment in a mortgage loan (an Acquisition, Development and Construction, or “ADC,” arrangement) where we participate in residual interests through the loan provisions or other contracts and which we have concluded is more appropriately treated as a hypothetical investment in real estate. This investment is reflected as part of equity method investments in real estate and our loan position is treated as preference capital to the hypothetical partnership rather than a loan, with no interest income recorded.

CPA®:16 – Global 9/30/2008 10-Q —10

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership Interest	Carrying Value
Lessee	at September 30, 2008	September 30, 2008	December 31, 2007
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$35,061	$34,919
Schuler A.G. (a)	33%	24,523	25,537
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	16,281	18,449
Police Prefecture, French Government (a)	50%	13,731	14,601
OBI A.G. (a)	25%	11,875	13,251
TietoEnator Plc (a)	40%	9,652	10,573
Pohjola Non-life Insurance Company (a)	40%	8,290	10,442
Lindenmaier A.G. (a)	33%	6,317	6,218
Actebis Peacock GmbH. (a) (c)	30%	6,115	—
Actuant Corporation (a)	50%	2,936	2,761
Consolidated Systems, Inc.	40%	2,174	2,274
Thales S.A. (a)	35%	1,555	5,814

		138,510	144,839

ADC Equity Arrangement:
Soho House Beach House LLC (b)	N/A	39,956	33,822

		$178,466	$178,661

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In 2007, we entered into a domestic build-to-suit project that we account for under the equity method of accounting as it constitutes an ADC equity arrangement. The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At September 30, 2008 and December 31, 2007, we had funded $40.1 million and $31.1 million, respectively, of our total commitment of $58.4 million.

(c)	We acquired our interest in this investment during the third quarter of 2008.
Combined summarized financial information (for the entire venture, not our proportionate share) of our equity investees is presented below (in thousands):

	September 30, 2008	December 31, 2007
Assets	$1,413,890	$1,388,446
Liabilities	(933,997)	(924,421)

Partners’ and members’ equity	$479,893	$464,025

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$31,232	$28,683	$93,011	$79,228
Expenses	(23,131)	(21,250)	(68,350)	(59,883)
Impairment charges (b)	(13,214)	—	(13,214)	—

Net (loss) income	$(5,113)	$7,433	$11,447	$19,345

Our share of income from equity investments in real estate (a)	$3,026	$2,434	$8,614	$5,705

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition.

(b)	During the third quarter of 2008, one of our equity investees incurred an impairment charge of $13.2 million (for the entire venture, not our proportionate share) on two vacant French properties in order to reduce the properties’ carrying values to their estimated fair values.

CPA®:16 – Global 9/30/2008 10-Q —11

Notes to Consolidated Financial Statements
Note 6. Acquisitions of Real Estate-Related Investments
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Real Estate Acquired
2008 — During the nine months ended September 30, 2008, we acquired five investments in properties located in the United States, Finland, France and Germany at a total cost of $122.8 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $100.1 million, inclusive of minority interest of $19.7 million, at a weighted average annual interest rate and term of 6.5% and 10 years, respectively. One of these loans bears interest at a variable rate that has been effectively converted to a fixed rate through the use of an interest rate swap agreement (Note 8).
2007 — During the nine months ended September 30, 2007, we acquired eleven investments (seven in North America, two in Germany, and one each in Finland and France) at a total cost of $799.2 million, inclusive of minority interest of $330.4 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $655.1 million, inclusive of minority interest of $280.2 million, with a weighted average annual fixed interest rate and term of 5.8% and 10.6 years, respectively. A significant portion of this investment and financing activity relates to a transaction in Germany (see Hellweg 2 Investment below).
Hellweg 2 Investment
In April 2007, we and our affiliates entered into a series of transactions in Germany with Hellweg 2 (Note 4). The total cost of the interests in these ventures through which these transactions occurred was $446.4 million, inclusive of our affiliates’ minority interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, inclusive of our affiliates’ minority interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years.
Under the terms of the note receivable, which has an initial principal balance of $314.2 million, inclusive of our affiliates’ minority interest of $233.6 million, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Because we have no legal right to offset, we have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.3 % interest in the limited partnership as minority interest in the consolidated financial statements.
Equity Investments in Real Estate Acquired
2008 — In July 2008, a venture in which we and an affiliate hold 30% and 70% interests, respectively, entered into an investment in Germany at a total cost (not our proportionate share) of $69.4 million, including a commitment to construct an expansion for a total cost of $11.1 million. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. In connection with this investment, the venture obtained non-recourse mortgage financing of $36.1 million, with a fixed annual interest rate of 6.5% and a term of 7 years. The venture also obtained a commitment for additional financing of $7.8 million for the purpose of constructing the expansion.
2007 — During the nine months ended September 30, 2007, we and an affiliate acquired two equity investments in real estate in Germany and Poland for a total cost (not our proportionate share) of $84.7 million. We acquired the Polish investment through an existing venture with an affiliate where our ownership interest is 25%. We account for these investments under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The Polish venture obtained non-recourse mortgage financing of $8.1 million that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.7% through an interest rate swap agreement that matures in July 2016.
In June 2007, we also entered into a domestic build-to-suit project for a total cost of up to $61.2 million that we account for under the equity method of accounting as it constitutes an ADC arrangement. The ADC arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. At September 30, 2008 and December 31, 2007, the ADC arrangement had a carrying value of $40 million and $33.8 million, respectively.
Mortgage Notes Receivable Acquired
2007 — In April 2007 we acquired an interest in a venture that made a loan of $314.2 million to the holder of interests in a limited partnership in connection with a transaction in Germany (see Hellweg 2 Investment above). In addition, in June 2007, we entered into an agreement to provide a developer with a construction loan of up $14.8 million that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. At September 30, 2008 and December 31, 2007, the construction loan receivable had a balance of $5.9 million and $1.7 million, respectively.

CPA®:16 – Global 9/30/2008 10-Q —12

Notes to Consolidated Financial Statements
Real Estate Under Construction
2007 — In March 2007, we entered into a domestic build-to-suit project for a total cost of up to $7 million, based on estimated construction costs. We also obtained non-recourse mortgage financing on completed build-to-suit projects totaling $40.3 million at a weighted averaged fixed annual interest rate and term of 6.3% and 12.9 years, respectively, inclusive of minority interest of $10.3 million. Real estate under construction totaled $50.1 million at December 31, 2007, all of which was placed into service during the nine months ended September 30, 2008.
Note 7. Commitments and Contingencies
As of September 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
As disclosed in our prior reports, the Maryland Securities Commission has sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and Corporate Property Associates 15 Incorporated relating to the previously settled SEC investigation. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement.
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
In February 2008, we obtained non-recourse mortgage financing on a domestic property of $4 million. In connection with this financing, which has a carrying value of $4 million as of September 30, 2008, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 6.7%. The interest rate swap matures in February 2018 and had a fair value liability of $0.1 million as of September 30, 2008.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $176.4 million and $182.1 million as of September 30, 2008 and December 31, 2007, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value of $7 million and $9.7 million as of September 30, 2008 and December 31, 2007, respectively.

CPA®:16 – Global 9/30/2008 10-Q —13

Notes to Consolidated Financial Statements
In April 2008, the venture unwound a swap with a notional value of $31.6 million as of the date of termination and obtained a new interest rate swap with a notional value of $26.5 million. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million which is included in the determination of the venture’s net income.
Our share of changes in the fair value of these interest rate swaps is included in Accumulated other comprehensive income in shareholders’ equity and reflected an unrealized loss of $1.5 million and $0.4 million for the three months ended September 30, 2008 and 2007, respectively, an unrealized loss of $0.7 million for the nine months ended September 30, 2008, and an unrealized gain of $1.5 million for the nine months ended September 30, 2007.
Embedded Credit Derivative
In connection with our April 2007 investment in Hellweg 2, a portfolio of German properties through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $2.7 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively, and generated a total unrealized loss of $4.2 million and $3 million for the three and nine months ended September 30, 2008, respectively, inclusive of minority interest of $3.1 million and $2.2 million, respectively, and generated a total unrealized gain of $6 million for both the three and nine months ended September 30, 2007, inclusive of minority interest of $6.4 million and $4.4 million, respectively. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of September 30, 2008 and December 31, 2007, warrants issued to us have an aggregate fair value of $0.9 million and $0.7 million, respectively, and are included in Other assets, net.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized gains on stock warrants of $0.2 million for the nine months ended September 30, 2008. No such gains or losses were recognized for the three months ended September 30, 2008 or for the three and nine months ended September 30, 2007.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British pound sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
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
Approximately 59% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (27%) representing the only significant concentration (10% or more of current annualized lease revenue) internationally. As of September 30, 2008, one German tenant, Hellweg 2, accounted for 21% of our current annualized lease revenue, inclusive of minority interest. No other tenant accounted for more than 10% of annualized lease revenue in 2007.

CPA®:16 – Global 9/30/2008 10-Q —14

Notes to Consolidated Financial Statements
As of September 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (48%), retail (19%), warehouse/distribution (14%) and office (12%); and in the following tenant industries: retail (25%), chemicals, plastics, rubber and glass (10%) and automotive (9%).
Credit and real estate financing markets have experienced significant deterioration recently, which could affect companies in any industry in the future. Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, one of which filed for bankruptcy protection in November 2008. These seven tenants accounted for lease revenues of $4.5 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $13.4 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively, income from equity investments of $0.4 million and $0.1 million for the three and nine months ended September 30, 2008, respectively, and had an aggregate carrying value of $188.2 million and $193.3 million at September 30, 2008 and December 31, 2007, respectively. The tenant that filed for bankruptcy protection in November 2008, accounted for lease revenue of $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1 million for the three and nine months ended September 30, 2007, respectively. Carrying value of the assets leased to this tenant totaled $12.7 million and $13.1 million as of September 30, 2008 and December 31, 2007, respectively. Based on their carrying values, 50% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry worsen, some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 9. Income Taxes
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
We conduct business in the various states and municipalities within the United States and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $0.4 million in expenses that related to the years ended December 31, 2005 and 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $0.1 million of total gross unrecognized tax benefits.
At September 30, 2008, we had unrecognized tax benefits of $0.5 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had approximately $0.03 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). A TRS is subject to corporate federal income taxes and we provide for income taxes pursuant to FASB Statement No. 109. These entities have operated since inception at losses for federal income taxes purposes and a full valuation allowances with respect to net assets including net operating loss carrforwards.

CPA®:16 – Global 9/30/2008 10-Q —15

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, contractual rent increases, tenant defaults, lease terminations, lease expirations and sales of properties. As of September 30, 2008, our portfolio consisted of our full or partial ownership interest in 385 fully occupied properties leased to 76 tenants, totaling approximately 26 million square feet (on a pro rata basis). We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
-	Total revenues for the third quarter of 2008 were $61.4 million, compared to $46.3 million in the third quarter of 2007, and $179.3 million for the nine months ended September 30, 2008, compared to $113.2 million for the same period of 2007. Revenue generated from new investments, including investments recently placed into service, contributed the majority of the increases for both periods.

-	Net income was $5 million for the third quarter of 2008, compared to $10.4 million in the third quarter of 2007, and $18.6 million for the nine months ended September 30, 2008, compared to $31.7 million for the same period of 2007. As a result of investing the proceeds of our offering during 2007 and 2008, other interest income decreased significantly, while the increase in revenues resulting from these investments was partially offset by increases in expenses associated with these properties, including non-cash expenses (depreciation and amortization).

-	Cash flow from operating activities for the nine months ended September 30, 2008 was $96.1 million, compared to $90 million for the same period of 2007.

-	Our quarterly cash distribution increased to $0.1647 per share for the third quarter of 2008, or $0.66 per share on an annualized basis.
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
Fund Highlights
Investment Activity - During the three months ended September 30, 2008, we contributed $20.8 million to a joint venture that purchased properties in Germany. We also entered into a commitment to contribute approximately $3.3 million to the venture to construct an expansion of one of the properties (Note 6). Amounts are based on the exchange rate of the Euro as of the date of acquisition. We account for our interests in the joint venture under the equity method of accounting.
Financing Activity - In connection with our investment activity above, our share of financing obtained by the German joint venture totaled $13.2 million, based on the exchange rate of the Euro as of the date of financing. This financing bears interest at a fixed annual interest rate of 6.5% and has a term of 7 years.
Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that occurred in the second half of 2007 continued and substantially worsened in the first nine months of 2008. In addition, deteriorating economic conditions have resulted in heightened turmoil in the financial markets. In recent months, many markets have experienced nearly unprecedented volatility. We expect these markets, both

CPA®:16 – Global 9/30/2008 10-Q —16

domestic and international, to remain subject to continued volatility for the near term and cannot predict when these markets will recover, which necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more attractive investment opportunities for us. However, as a result of the deterioration in the real estate financing markets, it has become extremely difficult for us to obtain financing for sale-leaseback transactions, and we expect to complete no more than a limited number of transactions for the remainder of 2008. While the difficult financing markets have limited our ability to complete transactions, pricing on potential sale-leaseback transactions has started to become more attractive so that we may be able to achieve desired returns that would allow us to complete some transactions without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult.
Certain of our sale-leaseback opportunities arise in connection with private equity transactions. Transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets and many private equity firms are going through a period of uncertainty. As a result, we may be limited in our ability to participate in new private equity transactions. While this is likely to affect us in the near term, we believe that attractive investment opportunities, including future participation in new private equity transactions, will be available to us.
Financing Conditions
The real estate financing markets have continued to deteriorate during 2008, making it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. However, as described above, pricing on potential sale-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property.
Credit Conditions/Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. In addition, credit spreads have been narrow compared to historical averages. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of real estate assets, at least in the near term. While this may provide us with attractive investment opportunities, it is possible that the appraised value of our real estate assets may decrease subsequent to their acquisition. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates may have on the values of the real estate assets we acquire.
Corporate Defaults
We expect that corporate defaults may increase during the remainder of 2008 and beyond, which will require additional discretion in making investments and more intensive management of the assets we acquire. We believe that the advisor’s emphasis on investing in assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate which in turn could affect the value of a lease asset and may require us to incur impairment charges on our properties, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including, among others, automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage.
We monitor closely rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies in 2008. We have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.

CPA®:16 – Global 9/30/2008 10-Q —17

Companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, one of which filed for bankruptcy protection in November 2008. These seven tenants accounted for lease revenues and income from equity investments of $4.6 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $13.8 million and $11.1 million for the nine months ended September 30, 2008 and 2007, respectively, and had an aggregate carrying value of $188.2 million at September 30, 2008. The tenant that filed for bankruptcy protection in November 2008 accounted for lease revenue of $0.4 million and $1.2 million for the three and nine months ended September 30, 2008, respectively, and had a carrying value of $12.7 million at September 30, 2008. Based on their carrying values, 50% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that some of these tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Competition
As a result of the continued deterioration in the credit and real estate financing markets, we believe there is a decrease in the level of competition for the investments we make, both domestically and internationally.
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
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the final weeks of the third quarter of 2008, the average rate for the U.S. dollar in relation to the Euro for the three and nine months ended September 30, 2008 was considerably weaker than the comparable prior year periods, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 34% and 35% of our annualized lease revenues at September 30, 2008 and 2007, respectively.
We expect that international commercial real estate may continue to make up a significant portion of our investment activity, although the percentage of international investments in any given period may vary substantially. During the nine months ended September 30, 2008, we entered into transactions in Finland, France and Germany totaling approximately $133.4 million. For the year ended December 31, 2007, international investments accounted for 53% of our total investments. Investment activity during the nine months ended September 30, 2008 and 2007, respectively, is summarized as follows (dollars in thousands):

	Nine months ended September 30,
	2008	2007
Total investments (a)	$192,209	$909,473
Number of investments	6	14
Average investment size	$32,035	$64,962
Percentage of international investments	69%	60%

(a)	Inclusive of minority interest or reflecting our proportionate share of total cost under the equity method of accounting, and based upon the foreign exchange rate at the date of acquisition, as applicable.

CPA®:16 – Global 9/30/2008 10-Q —18

Results of Operations
Our operations consist primarily of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Rental income	$114,535	$79,344
Interest income from direct financing leases	22,089	19,428

	$136,624	$98,772

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$28,845	$16,561
Telcordia Technologies, Inc. (d)	6,943	6,805
Berry Plastics Corporation (e)	4,991	—
Nordic Cold Storage LLC (e)	4,676	4,010
Fraikin SAS (b) (e)	4,592	4,125
The Talaria Company (Hinckley) (c)	3,725	3,736
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b) (e)	3,312	1,303
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b) (d)	3,131	2,704
MetoKote Corporation, MetoKote Canada Limited and MetoKote de Mexico (b) (d) (f)	3,100	2,950
Huntsman International, LLC	3,011	3,011
Ply Gem Industries, Inc. (b)	2,859	2,755
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (f) (g)	2,772	2,510
Performance Fibers GmbH (b)	2,749	2,438
TRW Vehicle Safety Systems Inc. (f)	2,676	2,676
Holopack International Corp. (e)	2,674	1,588
Bob’s Discount Furniture, LLC (h)	2,658	1,661
Foss Manufacturing Company, LLC (d)	2,627	2,455
Universal Technical Institute of California, Inc. (e)	2,564	700
Kings Super Markets Inc.	2,562	2,562
Finisar Corporation	2,453	2,453
Dick’s Sporting Goods, Inc. (c) (h)	2,347	2,236
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (e) (f)	2,235	586
Polestar Petty Ltd. (b)	2,203	2,215
Other (b) (d) (e) (f) (h)	36,919	26,732

	$136,624	$98,772

(a)	Investment acquired in April 2007 (see Results of Operations below). We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $30.9 million and $18.8 million for the nine months ended September 30, 2008 and 2007, respectively.

(d)	Increase was due to CPI-based rent increase.

(e)	We acquired all or a portion of this investment (or certain investments included in “Other” in the table above) during 2007.

(f)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $2.6 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively.

(g)	This tenant filed for bankruptcy protection in Germany in November 2008.

(h)	We placed an expansion at this investment (or certain investments included in “Other” in the table above) into service in 2007.

CPA®:16 – Global 9/30/2008 10-Q —19

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2008	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$21,329	$21,329
OBI A.G. (a) (b)	25%	13,373	11,369
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	11,760	10,375
Thales S.A. (a) (d)	35%	11,052	9,639
Pohjola Non-life Insurance Company (a) (d)	40%	7,251	6,214
TietoEnator Plc (a) (d)	40%	6,821	5,858
Police Prefecture, French Government (a) (d)	50%	6,247	5,162
Schuler A.G. (a) (e)	33%	5,263	668
Lindenmaier A.G. (a) (e) (f)	33%	2,094	—
Actuant Corporation (a) (d)	50%	1,480	1,269
Consolidated Systems, Inc. (e)	40%	1,373	1,373
Actebis Peacock GmbH. (a)(g)	30%	1,088	—

		$89,131	$73,256

(a)	Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired an interest in an additional property leased to this tenant during 2007.

(c)	In April 2007, we acquired an interest in additional properties leased to this tenant that we consolidate.

(d)	Increase was due to CPI-based (or equivalent) rent increases as well as fluctuations in foreign currency exchange rates.

(e)	We acquired our interest in this investment during 2007.

(f)	Tenant operates in the automotive industry.

(g)	We acquired our interest in this investment during 2008.
For the nine months ended September 30, 2008, our results of operations were significantly impacted by a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26%, and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures was $446.4 million, inclusive of our affiliates’ minority interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, inclusive of our affiliates’ minority interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314.2 million, inclusive of our affiliates’ minority interest of $233.6 million, the lending venture will receive interest that approximates 75.3% of all operating income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from the transaction is reduced by our minority partners’ interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income because of our limited ownership. However, the transaction has a significant impact on many of the components of our net income, particularly for the nine month period ended September 30, 2008 as compared to the same period in 2007. Based on the exchange rate of the Euro as of September 30, 2008, we expect this transaction will generate initial property level cash flow from operations (revenues less interest expense) of approximately $13.2 million, inclusive of minority interest of $9.8 million.
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

CPA®:16 – Global 9/30/2008 10-Q —20

For the three months ended September 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $7.4 million, of which $6 million is due to investment activity during 2007 and 2008. The impact of fluctuations in foreign currency exchange rates contributed the remainder of the increase.
For the nine months ended September 30, 2008 as compared to the same period in 2007, lease revenues increased by $37.9 million, primarily due to lease revenues from investments acquired or placed into service during 2007 and 2008, which contributed $32.9 million of this increase, including $10.3 million from the Hellweg 2 transaction. The impact of fluctuations in foreign currency exchange rates also contributed $3.7 million of the increase.
Interest Income on Notes Receivable
For the three months ended September 30, 2008 as compared to the same period in 2007, interest income on notes receivable increased by $0.8 million as a result of fluctuations in foreign currency exchange rates.
For the nine months ended September 30, 2008 as compared to the same period in 2007, interest income on notes receivable increased by $9.3 million, substantially all of which was attributable to interest income from our investment in a note receivable in connection with the Hellweg 2 transaction and the fluctuations in foreign currency exchange rates.
Other Real Estate Income
Other real estate income generally consists of revenue from taxable subsidiaries that earn revenue from domestic hotels.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other real estate income increased by $6.9 million and $17.9 million, respectively, as a result of income earned from subsidiaries that acquired one hotel property in September 2007 and placed into service a second hotel property during the first quarter of 2008.
Depreciation and Amortization
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, depreciation and amortization increased by $3.1 million and $12.2 million, respectively, substantially all of which was due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2008. Depreciation and amortization incurred in connection with the Hellweg 2 transaction accounted for $3.2 million of the increase for the nine months ended September 30, 2008.
Property Expenses
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, property expenses increased by $2.5 million and $8.6 million, respectively, primarily due to an increase in asset management and performance fees payable to our advisor of $1.2 million and $5.2 million, respectively, as a result of the increase in our asset base due to investment activity. Reimbursable tenant costs increased by $0.1 million and $1 million, respectively, while uncollected rent expense increased by $0.6 million and $1.4 million, respectively, as a result of an increase in tenants who are experiencing financial difficulties.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses incurred by subsidiaries that earn revenue from domestic hotels.
For the three and nine months ended September 30, 2008, other real estate expenses were $5.3 million and $14.3 million, respectively, representing expenses incurred by subsidiaries that acquired one hotel property in September 2007 and placed into service a second hotel property during the first quarter of 2008.
General and Administrative
For the three months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $0.9 million, primarily due to an increase in business development expenses of $0.7 million and an increase in our share of expenses allocated by the advisor of $0.2 million. Business development costs increased as a result of costs incurred in connection with potential investments that ultimately were not consummated, while expenses allocated by the advisor increased as a result of the growth in our asset base and revenues due to our investment volume in 2007 and 2008.
For the nine months ended September 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $3.8 million. Professional services fees increased by $1.3 million, expenses allocated by the advisor increased by $1.1 million and business development costs increased by $1.1 million. Professional services fees increased as a result of the growth in our asset base.

CPA®:16 – Global 9/30/2008 10-Q —21

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, income from equity investments in real estate increased by $0.6 million and $2.9 million, respectively, primarily due to income earned on new investments and the impact of fluctuations in foreign currency exchange rates. For the comparable three and nine month periods, new investments acquired during 2007 and 2008 contributed $0.3 million and $1.6 million of the increase, respectively, while the favorable impact of fluctuations in foreign currency exchange rates contributed $0.1 million and $0.6 million of the increase, respectively.
Other Interest Income
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other interest income decreased by $3.4 million and $13 million, respectively, primarily due to our investment in real estate assets during 2008 and 2007 of the proceeds received from our second public offering.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended September 30, 2008 as compared to the same period in 2007, minority interest in income decreased by $7.1 million primarily due to minority interest partners’ share of unrealized loss on derivative instruments recognized by Hellweg 2 of $2.7 million as compared to an unrealized gain of $4.8 million for the comparable prior year period.
For the nine months ended September 30, 2008 as compared to the same period in 2007, minority interest in income increased by $2.7 million primarily due to our acquisition of a controlling interest in an investment during 2007, which contributed $8.9 million of the increase. This increase was partially offset by unrealized loss on derivative instruments recognized by Hellweg 2 of $0.8 million as compared to an unrealized gain of $5 million for the comparable prior year period.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains and losses due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We also have certain derivative instruments, including an embedded credit derivative and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, gain on foreign currency transactions, derivative instruments and other, net decreased by $9.6 million and $6.9 million, respectively, primarily due to the recognition of an unrealized loss on derivative instruments recognized by Hellweg 2 of $4.2 million and $3 million for the three and nine months ended September 30, 2008, respectively, as compared with an unrealized gain of $6 million for each of the comparable prior year periods. These losses were partially offset by an increase in net gains of foreign currency transactions of $0.6 million and $1.7 million, respectively.
Interest Expense
For the three months ended September 30, 2008 as compared to the same period in 2007, interest expense increased by $3.2 million primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2008 and the impact of fluctuations in foreign currency exchange rates, which increased by $2.8 million and $0.6 million, respectively, partially offset by a $0.2 million reduction in interest expense as a result of paying our first annual installment of deferred acquisition fees of $29.5 million in January 2008.
For the nine months ended September 30, 2008 as compared to the same period in 2007, interest expense increased by $19.2 million. Interest expense incurred on non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2008 increased by $18.4 million, of which $6.4 million was related to debt obtained in connection with the Hellweg 2 transaction. The impact of fluctuations in foreign currency exchange rates also contributed to the increase.

CPA®:16 – Global 9/30/2008 10-Q —22

Provision for Income Taxes
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, provision for income taxes increased by $0.04 million and $1.2 million, respectively, primarily due to recent international investment activity. Taxes on our foreign investments, primarily in Germany, comprise a significant portion of our tax provision. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments.
Net Income
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, the resulting net income decreased by $5.4 million and $13.1 million, respectively.
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
Cash and cash equivalents totaled $198.1 million as of September 30, 2008, a decrease of $13.6 million since December 31, 2007. We believe that we have sufficient cash balances to meet our short-term and long-term liquidity needs. Our sources and uses of cash during the nine months ended September 30, 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2008, we used cash flows from operating activities of $96.1 million to fund a majority of distributions to shareholders of $58.9 million, distributions to minority interest partners of $28.5 million and scheduled mortgage principal installments of $11.7 million. We used distributions from equity investments in real estate in excess of equity income to fund the remainder. For 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $9.4 million through the issuance of restricted stock rather than in cash. For 2007, the advisor elected to receive both its asset management fees and its performance fees in restricted stock. This change in allocation has negatively impacted cash flows in 2008.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate) and capitalized property-related costs. During the nine months ended September 30, 2008, we used $126 million to enter into five investments and to fund construction costs at two existing projects. One project, a domestic hotel, was completed during first quarter of 2008. In January 2008, we used $29.5 million to pay the first annual installment of deferred acquisition fees as a result of meeting the performance criterion in June 2007 (Note 3). In connection with an ADC arrangement and mortgage note receivable that we entered into in March 2007, we used $4.2 million to provide financing to the developer of a domestic build-to-suit property. Funds totaling $39.1 million were released from escrows that had previously been established for the purpose of entering into investments, primarily consisting of $20.6 million related to a potential transaction that was not consummated and $18.5 million that we placed into escrow in March 2008 related to investments completed during 2008. We also received proceeds of $22.9 million from the sale of an interest in a consolidated domestic venture to an affiliate and received a reimbursement of value added taxes incurred in connection with a French investment totaling $3.3 million. These funds were used to prepay a related note payable that had been scheduled to mature in June 2008 in anticipation of the reimbursement.
Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and minority partners, we obtained $100.2 million in proceeds from non-recourse mortgage financing, including $55.9 million related to transactions completed in 2007 and $44.2 million in connection with our investment activity in 2008. We received $23.7 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $7.9 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem during any rolling

CPA®:16 – Global 9/30/2008 10-Q —23

twelve month period to a maximum of 5% of our total outstanding shares during that period. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain annual net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain net asset valuations on an annual basis. As of the date of this report, our most recent estimated net asset value per share was $10.00, which is as of December 31, 2007. We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets, estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $10.00 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. As of September 30, 2008, redemptions totaled approximately 1% of total shares outstanding on a rolling twelve month period.
Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2008 and 2007, respectively (dollars in thousands).

	September 30,
	2008	2007
Balance:
Fixed rate	$1,434,837	$1,341,028
Variable rate (a)	32,087	32,481

Total	$1,466,924	$1,373,509

Percent of total debt:
Fixed rate	98%	98%
Variable rate (a)	2%	2%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	5.9%	5.8%
Variable rate (a)	5.4%	5.2%

(a)	Included in variable rate debt at September 30, 2008 is (i) $4 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $28.1 million in mortgage obligations that bore interest at a fixed rate but that have interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. There are no interest rate resets scheduled during the next twelve months.
Cash Resources
As of September 30, 2008, our cash resources consisted of cash and cash equivalents of $198.1 million. Of these amounts, $29.5 million, based on exchange rates as of September 30, 2008, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have currently unleveraged properties that had an aggregate carrying value of $100.2 million as of September 30, 2008. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from the operations of our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including the advisor’s election for 2008 to receive base asset management fees in cash instead of restricted shares as in the prior year. This change in allocation of fees, in addition to an increase in asset management fees due to the advisor in 2008 as a result of our growth in assets, is expected to have a negative impact to cash flow of approximately $12 million based on assets owned at September 30, 2008. The advisor has not yet made its election for 2009. We also expect cash flows from operating activities to increase as a result of our investment activity during 2008 and the completion of construction at a hotel property in 2008. Finally, scheduled rent increases on several properties during 2008 should result in additional cash flow.

CPA®:16 – Global 9/30/2008 10-Q —24

An unconsolidated venture in which we hold a 25% ownership interest had $116.6 million of non-recourse mortgage debt as of September 30, 2008 that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, which it released to the venture in May 2008 as a result of the tenant’s renewed compliance with these loan covenants. Our interest in this venture had a carrying value of $16.3 million at September 30, 2008.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders and minority interest partners and funding lending commitments that we currently estimate to total $27.2 million, as well as other normal recurring operating expenses.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal	$1,466,924	$17,465	$47,396	$58,477	$1,343,586
Deferred acquisition fees — Principal	15,070	8,880	6,190	—	—
Interest on non-recourse debt and deferred acquisition fees (a)	747,934	87,048	169,441	163,102	328,343
Lending commitments (b)	27,195	27,195	—	—	—
Operating and other lease commitments (c)	61,390	1,759	3,552	3,639	52,440

	$2,318,513	$142,347	$226,579	$225,218	$1,724,369

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rate and balance outstanding as of September 30, 2008.

(b)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $58.4 million and $14.8 million, respectively, of which $40.1 million and $5.9 million has been funded as of September 30, 2008, respectively.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $10.7 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2008. As of September 30, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
As described above, in April 2007, we and our affiliates complete the Hellweg 2 transaction. In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase. This option is excluded from the table above as it does not represent a current obligation.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2008 is presented below (dollars in thousands):

CPA®:16 – Global 9/30/2008 10-Q —25

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$92,600	$79,824	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	310,092	169,140	5/2014
Actuant Corporation (a)	50%	18,884	12,464	5/2014
TietoEnator Plc (a)	40%	104,151	78,475	7/2014
Pohjola Non-life Insurance Company (a)	40%	110,195	87,800	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	25%	191,037	116,594	5/2015
Actebis Peacock GmbH. (a) (c)	30%	54,661	32,944	7/2015
Consolidated Systems, Inc.	40%	17,231	11,736	11/2016
Lindenmaier A.G. (a)	33%	32,525	12,921	10/2017
OBI A.G. (a)	25%	230,900	176,428	3/2018
Police Prefecture, French Government (a)	50%	124,348	92,369	8/2020
Schuler A.G. (a)	33%	75,144	—	N/A
Soho House Beach House LLC (d)	N/A	52,122	—	N/A

		$1,413,890	$870,695

(a)	Dollar amounts are based on the applicable exchange rate as of September 30, 2008.

(b)	Under the loan agreement, this tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, which it released to the venture in May 2008 as a result of the tenant’s renewed compliance with these loan covenants. Our interest in this venture had a carrying value of $16.3 million at September 30, 2008. In April 2007, we acquired an interest in the Hellweg 2 transaction, which we consolidate. There is no event of default associated with the Hellweg 2 transaction.

(c)	We acquired part of our interest in this investment during 2008.

(d)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement (Note 5).

CPA®:16 – Global 9/30/2008 10-Q —26

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. As of September 30, 2008, we had non-recourse debt for which the interest rate has been fixed through the use of an interest rate swap, as does an unconsolidated venture in which we hold a 25% interest.
In connection with the Hellweg 2 transaction in 2007, two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the nine months ended September 30, 2008, the embedded credit derivatives generated an unrealized loss of $3 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2008, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at a fixed rate but had interest rate reset features that were scheduled to change the interest rates to then prevailing market fixed rates at certain points in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2008 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at September 30, 2008 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2008 (in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$3,833	$18,542	$22,432	$25,565	$28,052	$1,336,413	$1,434,837	$1,280,614
Variable rate debt	$104	$420	$425	$430	$435	$30,273	$32,087	$31,486
A change in interest rates of 1% would increase or decrease the combined fair value of our debt that currently bears interest at fixed rates by an aggregate of $80.8 million. As more fully described in Summary of Financing above, a significant portion of the debt classified as variable rate bore interest at fixed rates as of September 30, 2008 but has interest rate reset features that will change the

CPA®:16 – Global 9/30/2008 10-Q —27

fixed interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have international investments, primarily in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $1.2 million and $2.6 million for the three and nine months ended September 30, 2008, respectively. We recognized net unrealized foreign currency translation losses of $0.4 million for both the three and nine months ended September 30, 2008. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the three months ended September 30, 2008, Hellweg 2, which leases properties in Germany, contributed 21% of lease revenues, inclusive of minority interest.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:16 – Global 9/30/2008 10-Q —28

PART II
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2008, we issued 302,213 restricted shares of our common stock to the advisor as consideration for asset management and performance fees. These shares were issued at $10.00 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	337,563	$9.30	N/A	N/A

Total	337,563

(a)	Represents shares of our common stock purchased pursuant to our redemption plan, which we announced in December 2003. Under our redemption plan, we may elect to redeem shares at the request of our shareholders, of our common stock subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by our distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:16 – Global 9/30/2008 10-Q —29

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 11/14/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (Principal Financial Officer)

Date 11/14/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 9/30/2008 10-Q —30