Form 10-K
period 2008-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2009-03-26
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained therein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 116,924,809 shares of common stock at June 30, 2008.
As of March 18, 2009, there are 122,931,945 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. “Risk Factors” of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 2008 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview:
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
–	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

–	indemnification for environmental and other liabilities;

–	operational or financial covenants of the tenant; and

–	guarantees of lease obligations from parent companies or letters of credit.
We have in the past and may in the future invest in mortgage loans that are collateralized by real estate.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain its wholly-owned subsidiaries (collectively, the “advisor”). The advisor is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”
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
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. Through December 31, 2008, we have also issued 10,360,639 shares ($103.6 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our property portfolio. We have repurchased 3,286,473 shares ($30.6 million) of our common stock under a redemption plan from inception through December 31, 2008.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2008 we had no employees. The advisor employs 154 individuals who are available to perform services for us.
Significant Developments during 2008 include:
Acquisition Activity —We acquired six investments in properties in the United States, Finland, France and Germany at a total cost of $125.4 million. We also contributed $33 million to two ventures that purchased properties in Germany and the United States. In connection with our investment in the German venture, we entered into a commitment to contribute up to $3.3 million to the venture to construct an expansion of one of the properties. In addition, we entered into two domestic build-to-suit projects at a total cost of up to $12.2 million, based on estimated construction costs. Amounts are based on the exchange rate of the Euro as of the date of acquisition where appropriate. We account for our interests in the ventures under the equity method of accounting.
CPA®:16 – Global 2008 10-K — 2

(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the “Segment Information” footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are upon acquisition improved or developed or that will be developed within a reasonable time after acquisition.
Our objectives are to:
–	own a diversified portfolio of triple-net leased real estate and other real estate related investments;

–	make income-producing investments that provide a stable cash flow available for distribution to our shareholders; and

–	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our Portfolio
As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 391 properties leased to 78 tenants, totaling approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99.9%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$39,215	21%	$3,751	9%
Midwest	29,212	16	1,243	3
South	26,007	14	4,105	10
West	19,688	10	2,049	5

Total U.S.	114,122	61	11,148	27

International
Europe (c)	67,675	36	29,335	73
Asia	3,761	2	—	—
Canada	2,129	1	—	—
Mexico	369	—	—	—

Total Non-U.S.	73,934	39	29,335	73

Total	$188,056	100%	$40,483	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, Sweden and United Kingdom.
CPA®:16 – Global 2008 10-K — 3

Property Diversification
Information regarding our property diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$90,979	49%	$6,564	16%
Retail	35,072	19	7,787	19
Warehouse / distribution	26,936	14	692	2
Office	23,052	12	16,651	41
Other Properties (c)	12,017	6	8,789	22

Total	$188,056	100%	$40,483	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Other properties include hospitality and educational properties, residential, self-storage facilities as well as undeveloped land.
Tenant Diversification
Information regarding our tenant diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail trade	$46,529	25%	$7,832	19%
Chemicals, plastics, rubber, and glass	19,292	10	—	—
Automotive	17,638	9	935	2
Healthcare, education and childcare	15,809	8	—	—
Transportation — cargo	12,248	7	—	—
Telecommunications	9,459	5	—	—
Construction and building	9,168	5	—	—
Consumer and non-durable goods	9,162	5	—	—
Beverages, food, and tobacco	8,307	4	—	—
Electronics	8,080	4	5,728	14
Business and commercial services	6,250	3	—	—
Hotels and gaming	5,500	3	—	—
Machinery	4,088	2	2,396	6
Textiles, leather, and apparel	3,501	2	1,734	4
Grocery	3,450	2	—	—
Insurance	1,313	1	3,568	9
Buildings and real estate	—	—	5,708	14
Aerospace and defense	851	1	4,600	11
Federal, state and local government	—	—	4,276	11
Transportation — personal	—	—	3,074	8
Other (d)	7,411	4	632	2

Total	$188,056	100%	$40,483	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
CPA®:16 – Global 2008 10-K — 4

(c)	Based on the Moody’s classification system and information provided by the tenant.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: mining, metals and primary metal (1.3%), consumer services (1.2%), media: printing and publishing (1%), and utilities (0.5%).
Lease Expirations
As of December 31, 2008, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2009	210	—%	—	—%
2010	—	—	2,434	6
2011	—	—	2,166	5
2012	—	—	—	—
2013	—	—	—	—
2014	—	—	3,074	8
2015	—	—	3,568	9
2016	5,766	3	3,394	9
2017	2,000	1	—	—
2018	—	—	—	—
2019 - 2023	47,134	25	5,343	13
2024 - 2028	84,636	45	16,772	41
2029 and thereafter	48,310	26	3,732	9

Total	$188,056	100%	$40,483	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also relies on third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006. While we have substantially invested the proceeds of our offerings, we expect to continue to participate in furture investments with our affiliates to the extent we have funds available for investment. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within
CPA®:16 – Global 2008 10-K — 5

any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Our strategy is to borrow, generally, on a non-recourse basis. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. We currently estimate that we borrow, on average, approximately 50% of the purchase price of our domestic properties and approximately 65% of the purchase price of our foreign properties; however, there is no limitation on the amount we may borrow against any single property or with respect to properties in particular geographic locations. Aggregate borrowings on our portfolio as a whole may not exceed, on average, 75% of the purchase price of all properties, unless the excess is approved by a majority of the independent directors and disclosed to shareholders in our next quarterly report, along with the reason for the excess.
Substantially all of our mortgage loans are non-recourse and bear interest at fixed rates. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest at least until the credit markets stabilize. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit our exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in the credit market, refinancing is at present very difficult. During the next five years, the only balloon payments scheduled are in 2011 totaling $23.4 million, which represents our pro rata share of payments due related to certain unconsolidated ventures accounted for under the equity method of accounting.
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
Most of our properties are subject to long-term net leases and were acquired through sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee

CPA®:16 – Global 2008 10-K — 6

company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of its stock.
Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the credit worthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission—critical lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will generally seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI or other similar indices for the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the United States.

CPA®:16 – Global 2008 10-K — 7

Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
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
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer, up to, in the case of other than long-term net leases, a cap of 5% of our estimated net asset value. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge (Chairman) — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

–	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

–	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany. Former chairman and member of the board of managing directors of Eurohypo AG, Frankfurt am Main, Germany.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2008, Hellweg Die Profi-Baumarkte GmbH & Co. KG represented 21% of our total lease revenues, inclusive of minority interest.

CPA®:16 – Global 2008 10-K — 8

Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties or that the environmental assessments we do perform will disclose all potential environmental liabilities. We may purchase a property that contains hazardous materials in the building or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
As a result of all of the foregoing, we have incurred in the past, and will incur in the future, costs to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may enter into transactions with our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of jointly owned ventures direct purchases of assets, mergers or another type of transaction.
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
Investments in Loans — Some of the loans made, purchased or otherwise acquired by us, in addition to providing for base interest at a fixed or variable rate, may allow us to participate in the economic benefits of any increase in the value of the property collateralizing repayment of the loan as though we were an equity owner of a portion of the property. In addition, it is possible that the participations may take other forms where available or deemed appropriate. The forms and extent of the participations we receive will vary with each transaction depending on factors such as the equity investment, if any, of the borrower, credit support provided by the borrower, the interest rate on our loans and the anticipated and actual cash flow from the underlying real property. Our loans may include first mortgage loans, leasehold mortgage loans and conventional mortgage loans without equity enhancements. We may also enter into arrangements to acquire, develop and construct properties (“ADC equity arrangements”). Such loans and arrangements are not

CPA®:16 – Global 2008 10-K — 9

currently expected to comprise a significant portion of our portfolio. We will not make or invest in loans that are subordinate to any mortgage or equity interest of the advisor, our directors or our affiliates.
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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.
We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price will not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
We will not invest in real estate contracts of sale unless the contracts are in recordable form and are appropriately recorded in the applicable chain of title.
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities

CPA®:16 – Global 2008 10-K — 10

that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See “Our Portfolio” above and the “Segment Information” footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa16.com as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
We will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.

CPA®:16 – Global 2008 10-K — 11

Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described below list all material risks to us at any specific point in time.
Future results may be affected by risks and uncertainties including the following:
The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with one recently having filed for bankruptcy and higher levels of redemption requests by shareholders than in the past. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels and our ability to satisfy redemption requests.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Due in large part to the deterioration in credit markets domestically and internationally, available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during 2008 and remains depressed as of the date of this Report.
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
Our performance and asset value is subject, in part, to risks incident to the ownership and operation of real estate, including:
–	changes in the general economic climate;

–	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

–	changes in interest rates and the availability of financing; and

–	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the United States. As of December 31, 2008, our directly owned real estate properties located outside of the U.S. represented 39% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
–	Changing governmental rules and policies;

–	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

–	Expropriation;
CPA® :16 – Global 2008 10-K — 12

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
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the United States and Europe, and the advisor has little or no expertise in other international markets.
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
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
We face active competition for the acquisition of properties.
As a result of the continued deterioration in the credit and real estate financing markets, we believe that there has been a recent decrease in the level of competition for the acquisition of office and industrial properties net leased to major corporations both domestically and internationally. Historically, however, we have faced active competition from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We have also faced competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
In addition, the advisor and the other CPA® REITs have investment policies and return objectives that are similar to ours. Therefore, the advisor and its affiliates, including other CPA® REITs (both existing and those that may be formed in the future), may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have no noncompetition agreement with the advisor and its affiliates, and there are no restrictions on the advisor’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future.

CPA® :16 – Global 2008 10-K — 13

We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — “Business — Our Portfolio” for scheduled lease expirations.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
We expect that most of our properties will be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. In 2008, Hellweg Die Profi-Baumarkte GmbH & Co. KG represented 21% of our total lease revenues, inclusive of minority interest.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
–	the loss of lease or interest payments;

–	an increase in the costs incurred to carry the property;

–	a reduction in the value of our shares; and

–	a decrease in distributions to our shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
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

CPA® :16 – Global 2008 10-K — 14

prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
We and other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have seven tenants in automotive related industries, one of which filed for bankruptcy in November 2008. These seven tenants accounted for lease revenues and income from equity investments of $19.1 million, or 10% for 2008 and had an aggregate carrying value of $180.3 million at December 31, 2008. The tenant that filed for bankruptcy in November 2008 accounted for lease revenue and income from equity investment of $1.5 million, or 1% for 2008 and had an aggregate carrying value of $12.3 million at December 31, 2008. Based on their carrying values, 51.8% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
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
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise, or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
We may incur costs to finish build-to-suit properties.
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for failing to meet an agreed-upon delivery schedule and cost overruns, which may among other things cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks, which means that we may have to advance funds to cover cost overruns we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.

CPA® :16 – Global 2008 10-K — 15

Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
–	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

–	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

–	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

–	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property; and

–	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our contract with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process that includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
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
WPC and Carey Financial LLC (“Carey Financial”) have settled a previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
In early 2008, WPC and Carey Financial settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by CPA® REITs other than us during 2000-2003 to broker-dealers that distributed the shares of such other CPA® REITs. Under the settlement, WPC was required to cause payments to be made to the affected CPA® REITs of $20 million and paid a civil monetary penalty of $10 million. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated. Also, in connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any

CPA® :16 – Global 2008 10-K — 16

further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities. In that regard, certain state securities regulators have sought additional information from WPC and/or its affiliates and could seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services. In addition, such actions could adversely affect our ability to continue to allow our shareholders to elect to have their cash distributions reinvested in additional shares pursuant to our distribution reinvestment plan.
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
Appraisals that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced. In addition, as described above in Risk Factors — “International investments involve additional risks”, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability to refinance the obligation when due, invest additional equity in the property or sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Because of the current conditions in the credit market, refinancing is at present very difficult. See Item 1 — “Business — Our Portfolio — Financing Strategies.”
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

CPA® :16 – Global 2008 10-K — 17

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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
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
In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must engage an independent management company to operate our hotels. Our TRSs engage independent management companies as the property managers for our hotels, as required by the REIT qualification rules. The management companies operating our hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or

CPA® :16 – Global 2008 10-K — 18

food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company. Accordingly, we cannot assure you that the management companies operating our hotels will operate them in a manner that is in our best interests.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010, under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with U.S. GAAP. We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our REIT net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
Additionally, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
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

CPA® :16 – Global 2008 10-K — 19

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk-adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing that, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long-term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.

CPA®:16 – Global 2008 10-K — 20

While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
–	limitations on capital structure;

–	restrictions on specified investments;

–	prohibitions on transactions with affiliates; and

–	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
There is not, and may never be an active public trading market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
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

CPA®:16 – Global 2008 10-K — 21

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
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas; Amsterdam, the Netherlands; and London, United Kingdom.
See Item 1, “Business — Our Portfolio” for a discussion of the properties we hold and Part II, Item 8, “Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2008, we were not involved in any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

CPA®:16 – Global 2008 10-K — 22

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no active public trading market for our shares. As of March 18, 2009, there were 35,815 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Our quarterly distributions declared by us for the past two years are as follows:

	2008	2007
First quarter	$0.1637	$0.1617
Second quarter	0.1642	0.1622
Third quarter	0.1647	0.1627
Fourth quarter	0.1650	0.1632

	$0.6576	$0.6498

Unregistered Sales of Equity Securities
For the three months ended December 31, 2008, we issued 300,418 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $10 per share, which was our published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	4,656	$9.30	N/A	N/A
November	—	—	N/A	N/A
December	934,277	9.30	N/A	N/A

Total	938,933

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by our distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. However, at no time during a 12-month period may the number of shares redeemed by us exceed 5% of the number of shares of our outstanding common stock at the beginning of such period. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:16 – Global 2008 10-K — 23

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years ended December 31,
	2008	2007	2006	2005	2004

Operating Data
Total revenues (a)	$239,455	$166,187	$67,684	$42,230	$5,776
Net income (b)	20,247	34,204	30,105	16,284	5,124
Earnings per share	0.17	0.29	0.40	0.29	0.21
Cash distributions paid	79,011	72,551	41,227	28,939	5,918
Cash distributions declared per share	0.6576	0.6498	0.6373	0.5763	0.4569
Payment of mortgage principal (c)	15,487	18,053	6,397	2,821	344

Balance Sheet Data
Total assets	$2,967,203	$3,081,869	$1,775,640	$929,649	$585,512
Long-term obligations (d)	1,453,901	1,445,734	662,762	376,078	105,226

(a)	Revenue has increased for each year presented as a result of investing the proceeds from our public offerings.

(b)	Net income in 2008 reflects impairment charges totaling $4 million, including $3.1 million related to our equity investments in real estate.

(c)	Represents scheduled mortgage principal paid, excluding balloon payments.

(d)	Represents non-recourse mortgages and deferred acquisition fee installments.

CPA®:16 – Global 2008 10-K — 24

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
As described in more detail in Item 1 of this Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, contractual rent increases, tenant defaults, lease terminations, lease expirations and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 391 properties leased to 78 tenants, totaling approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99.9%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Highlights during 2008
•	Acquired investments totaling $173.9 million, including $125.4 million on consolidated investments, $36.3 million contributed to equity investments in real estate and $12.2 million on two build-to-suit projects. Amounts are based on the exchange rate of the Euro as of the date of acquisition where appropriate.

•	Obtained non-recourse mortgage financing on our consolidated investments totaling $100.1 million at a weighted average annual fixed interest rate and term of 6.5% and 10 years, respectively, inclusive of monitory interest of $19.7 million. In addition, our share of financing obtained by a venture totaled $13.2 million at a weighted average fixed annual interest rate and term of 6.5% and 7 years, respectively. Amounts are based on the exchange rate of the Euro as of the date of acquisition where appropriate.

•	Incurred impairment charges totaling $4 million, including $3.1 million related to our equity investments in real estate.

•	As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $9.80, a 2% decline from our prior value of $10.00.

•	Sold 49.99% of our interest in a venture in which we and CPA®:17 – Global previously held 99.9% and 0.01% interests, respectively, to CPA®:17 – Global.

•	Our quarterly cash distribution increased to $0.1650 per share for the fourth quarter of 2008, which annualizes to $0.66 per share.
Financial Highlights
(In thousands)

	Years ended December 31,
	2008	2007	2006
Total revenues (a)	$239,455	$166,187	$67,684
Net income (b)	20,247	34,204	30,105
Cash flow from operating activities	117,435	120,985	52,255

(a)	Revenue has increased for each year presented as a result of investing the proceeds of our public offerings.

(b)	Net income in 2008 reflects impairment charges totaling $4 million, including $3.1 million related to our equity investments in real estate.
Management considers the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Developments and Trends
Significant business developments that occurred during 2008 are detailed in the Significant Developments during 2008 section of Item 1 of this Report.

CPA®:16 – Global 2008 10-K — 25

While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with one recently filing for bankruptcy and higher levels of redemption requests by shareholders than in the past. It is also more difficult to re-tenant or sell properties in the current environment due to the lack of available financing. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view as of the date of this Report of current trends is presented below:
Investment Opportunities
In times such as the present, when financing is difficult to obtain, we believe sale-leaseback transactions can often be a more attractive alternative for a corporation to raise capital, which may result in increased and more attractive investment opportunities for us. As a result of the continued deterioration in the credit and real estate financing markets, we believe there has been a decrease in the level of competition for the investments we make, both domestically and internationally. While the difficult financing markets have limited our ability to complete transactions, we are beginning to see increasingly attractive pricing on sale-leaseback investment opportunities, such that we may be able to achieve desired returns that would allow us to complete some transactions during 2009 without financing. We believe the pricing improvements are due, in part, to the continued deterioration in the credit markets, which has made obtaining financing for most companies extremely difficult. Overall, our investment volume will continue to be negatively affected by the lack of financing available in the marketplace.
Certain of the sale-leaseback opportunities arise in connection with private equity transactions. While private equity firms have raised a significant amount of capital for investment in recent periods, transaction volume has decreased significantly in part as a result of the deterioration in the credit financing markets. As a result, our participation in new private equity transactions has also decreased. While this is likely to affect us in the near term, we believe that attractive investment opportunities, including future participation in either new private equity transactions or transactions with existing portfolio companies owned by private equity firms, will be available to us once greater stability returns to the marketplace.
Financing Conditions
The real estate financing markets continued to deteriorate during 2008, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. However, as described above, pricing on potential sale-leaseback transactions is starting to improve and may allow us to complete some transactions without financing.
All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. We do not have any balloon payments scheduled until 2011.
Commercial Real Estate
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of worsening credit conditions during 2008, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate as a result of current market conditions. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-tenant or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
We calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments (see “Financing Activities” below).

CPA®:16 – Global 2008 10-K — 26

As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $9.80, a 2% decline from our prior value of $10.00.
Corporate Defaults
We expect that corporate defaults may increase during 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we have attempted to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including, among others, automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. We believe that our portfolio is reasonable well diversified and do not contain any unusual concentration of individual tenant credit risk. We do not have any significant concentration of tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies recently and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our own portfolio.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have seven tenants in automotive related industries, one of which filed for bankruptcy in November 2008. These seven tenants accounted for lease revenues and income from equity investments of $19.1 million, or 10% for 2008 and had an aggregate carrying value of $180.3 million as of December 31, 2008. The tenant that filed for bankruptcy in November 2008 accounted for lease revenue of $1.5 million, or 1% for 2008 and had an aggregate carrying value of $12.35 million as of December 31, 2008. Based on their carrying values, 51.8% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible additional tenants may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Redemptions
We are experiencing higher levels of share redemptions, which consume cash. At present, however, we are not experiencing conditions that have affected our ability to continue to satisfy investor redemption requests.
Competition
As a result of the continued deterioration in the credit and real estate financing markets, we believe there is a decrease in the level of competition for the investments we make, both domestically and internationally.
Consumer Price Index (“CPI”)
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a reduction in rent increases in our portfolios in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements, particularly in the Euro, which accounted for approximately 33% of annualized lease revenue at December 31, 2008. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the fourth quarter of 2008, the average rate for the U.S. dollar in relation to the Euro in 2008 was weakened by approximately 7% in comparison to 2007, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant continued deterioration in the value of the Euro, such as has occurred in early 2009, may have an adverse

CPA®:16 – Global 2008 10-K — 27

impact on our results of operations in the future.
We expect that international commercial real estate may continue to make up a significant portion of our investment activity, although the percentage of international investments in any given period may vary substantially. During 2008, international investments accounted for 49% of our total investments.
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
Management considers cash flows from operating activities, cash flows from investing activities and cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of current conditions in credit markets, obtaining financing is at present very difficult and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
For the years ended December 31, 2008 and 2007, our results of operations were significantly impacted by a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under the provisions of FIN 46R. The total cost of the interests in these ventures was $446.4 million, inclusive of our affiliates’ minority interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, inclusive of our affiliates’ minority interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314.2 million, inclusive of our affiliates’ minority interest of $233.6 million, the lending venture will receive interest that approximates 75.3% of all operating income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by our minority partners’ interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction

CPA®:16 – Global 2008 10-K — 28

has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of December 31, 2008, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $12.3 million, inclusive of minority interest of $9.1 million.
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	2008	2007	2006
Rental income	$154,222	$115,836	$49,032
Interest income from direct financing leases	28,864	24,134	15,095

	$183,086	$139,970	$64,127

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

Lessee	2008	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$37,132	$25,536	$—
Telcordia Technologies, Inc.	9,311	9,127	8,967
Berry Plastics Corporation (c) (d)	6,651	218	—
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (e) (f)	6,365	3,992	3,834
Nordic Cold Storage LLC (d)	6,257	5,591	—
Fraikin SAS (b) (d)	5,888	4,911	—
The Talaria Company (Hinckley) (c)	4,984	4,998	5,025
International Aluminum Corp. and United States Aluminum of Canada, Ltd. (b) (d)	4,454	2,411	—
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b) (g)	4,109	3,659	2,615
Huntsman International, LLC	4,027	4,027	4,032
Ply Gem Industries, Inc. (b)	3,834	3,730	3,580
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (e) (g) (i)	3,653	3,400	349
Holopack International Corp. (d)	3,589	2,432	—
TRW Vehicle Safety Systems Inc. (e) (g)	3,568	3,568	310
Bob’s Discount Furniture, LLC (g) (h)	3,538	2,643	1,786
Performance Fibers GmbH (b) (g)	3,531	3,276	50
Foss Manufacturing Company, LLC	3,503	3,330	3,212
Universal Technical Institute of California, Inc. (d)	3,418	1,555	—
Kings Super Markets Inc. (g)	3,416	3,416	2,313
Finisar Corporation	3,224	3,276	3,276
Dick’s Sporting Goods, Inc. (c) (h)	3,142	3,030	1,349
Best Brands Corp. (j)	3,129	—	—
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (d) (e)	2,896	1,249	—
Polestar Petty Ltd. (b)	2,808	2,989	2,712
Hilite Germany GmbH & Co. KG (b) (e) (g)	2,371	2,177	1,243
Other (b) (d) (e) (g) (j)	44,288	35,429	19,474

	$183,086	$139,970	$64,127

(a)	Investment acquired in April 2007. We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated ventures with affiliates and include lease revenues applicable to minority interests totaling $40 million, $28.4 million and $3 million in 2008, 2007 and 2006, respectively.

(d)	We acquired all or a portion of this investment (or certain investments included in “Other” in the table above) during 2007.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues of $1.1 million for 2008, 2007 and 2006 from an additional tenant operating in the automotive industry.

(f)	Inclusive of an out-of-period adjustment of $1.8 million (Note 2).

CPA®:16 – Global 2008 10-K — 29

(g)	We acquired all or a portion of or placed into service this investment during 2006.

(h)	We placed an expansion at this investment into service in 2007.

(i)	This tenant filed for bankruptcy protection in Germany in November 2008.

(j)	We acquired this investment (or certain investments included in “Other” in the table above) during 2008.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership
	Interest at
Lessee	December 31, 2008	2008	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$28,541	$28,541	$28,541
OBI A.G. (a) (b)	25%	17,317	15,506	10,555
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (d)	25%	15,155	14,115	12,657
Thales S.A. (a) (d)	35%	14,240	12,990	11,213
Pohjola Non-life Insurance Company (a) (d)	40%	9,343	8,454	7,646
TietoEnator Plc (a) (d)	40%	8,789	7,963	7,131
Police Prefecture, French Government (a) (d)	50%	8,109	7,109	6,245
Lindenmaier A.G. (a) (e) (g)	33%	2,703	510	—
Actebis Peacock GmbH. (a) (h)	30%	2,066	—	—
Schuler A.G. (a) (e)	33%	6,802	1,808	—
Actuant Corporation (a) (d)	50%	1,905	1,747	1,538
Consolidated Systems, Inc. (f)	40%	1,831	1,810	478
Frontier Spinning Mills, Inc. (h)	40%	12	—	—

		$116,813	$100,553	$86,004

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our initial interest in this investment in 2006 and acquired an interest in an additional property leased to this tenant during 2007.

(c)	In 2007, we acquired an interest in additional properties leased to this tenant that we consolidate.

(d)	Increase was due to CPI-based (or equivalent) rent increases.

(e)	We acquired our interest in this investment during 2007.

(f)	We acquired our interest in this investment during 2006.

(g)	Tenant operates in the automotive industry.

(h)	We acquired our interest in this investment during 2008.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues increased by $43.1 million. Rental income from investments acquired or placed into service during 2007 and 2008 contributed $30.1 million and $6.8 million, respectively, to lease revenue, while fluctuations in foreign currency exchange rates contributed $2.9 million. In addition, lease revenues in 2008 included an out-of-period adjustment of $1.8 million (Note 2). The Hellweg 2 transaction contributed $37.1 million to lease revenue in 2008, inclusive of minority interest of $34.7 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues increased by $75.8 million primarily due to recent investment activity. Lease revenues from investments acquired or placed into service during 2007 and 2006 contributed $52 million and $21.3 million of this increase, respectively. Included in our 2007 activity is $25.5 million in lease revenue from the Hellweg 2 transaction, inclusive of minority interest of $23.8 million. Fluctuations in average foreign currency exchange rates as compared to 2006 and rent increases at several existing properties also contributed to the increase.

CPA®:16 – Global 2008 10-K — 30

Interest Income on Notes Receivable
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest income on notes receivable increased by $8.7 million, primarily due to the full year impact from our investment in a note receivable in connection with the Hellweg 2 transaction. The Hellweg 2 transaction contributed interest income of $28.1 million in 2008, inclusive of minority interest of $20.9 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest income on notes receivable increased by $18.7 million. Substantially all of the increase was attributable to interest income of $19.5 million from our investment in a note receivable in connection with the Hellweg 2 transaction, inclusive of minority interest of $14.5 million.
Other Real Estate Income
Other real estate income generally consists of revenue from taxable subsidiaries that earn revenue from domestic hotels.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other real estate income increased by $19.9 million. The full year impact of income earned from a September 2007 hotel property acquisition contributed $10.1 million of the increase while income from a hotel property placed into service in the first quarter of 2008 contributed $9.8 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other real estate income increased by $3.6 million primarily due to income earned from a hotel property acquisition in September 2007.
Depreciation and Amortization
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization increased by $14.4 million, substantially all of which was due to depreciation and amortization incurred on investments entered into or placed into service during 2008 and 2007. The full year impact on depreciation and amortization in connection with the Hellweg 2 transaction in 2007 accounted for $3.1 million of the increase in 2008.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization increased by $19.5 million, primarily due to depreciation and amortization incurred on investments entered into or placed into service during 2007 and 2006. Included in our 2007 results is depreciation and amortization of $7.3 million incurred in connection with the Hellweg 2 transaction, inclusive of minority interest of $5.2 million.
Property Expenses
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $12.8 million. Asset management and performance fees in 2008 increased $6.1 million, as a result of the increase in our asset base due to recent investment activity. Uncollected rent expense increased by $3.8 million, primarily due to a higher number of tenants who are experiencing financial difficulties, while reimbursable tenant costs increased by $1.9 million. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expenses increased by $8.3 million, primarily due to an increase in asset management and performance fees of $6.9 million as a result of the increase in our asset base due to investment activity in 2007 and 2006.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses incurred by taxable subsidiaries that earn revenue from domestic hotels.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other real estate expenses increased by $16.1 million. Expenses incurred at the hotel property placed into service during the first quarter of 2008 totaled $8.5 million while the full year impact of expenses incurred at the hotel property acquired in 2007 contributed $7.6 million of the increase.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other real estate expenses increased by $3.3 million primarily due to the September 2007 acquisition of a hotel property.
General and Administrative
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses increased by $3 million. Professional services fees increased by $1.5 million and expenses allocated by the advisor increased by $1.2 million, primarily as a result of the growth in our asset base and revenues due to our investment volume in 2007 and 2008.
CPA®:16 – Global 2008 10-K — 31

2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased by $4.8 million, primarily due to an increase in business development expenses of $2.1 million, an increase in expenses allocated by the advisor of $1.1 million and an increase in accounting and professional fees of $1 million. The increase in business development expenses is attributable to costs associated with potential investment opportunities that were ultimately not consummated. The increase in expenses allocated by the advisor is due to the overall increase in our revenues, as such expenses are allocated based on revenue, while the increase in accounting and professional fees is due to the increase in our asset base as a result of our investment activity in 2007 and 2006.
Impairment Charges
2008 — We recognized impairment charges totaling $0.9 million on two international properties accounted for as direct financing leases as a result of a decline in estimated residual value at these properties due to current market conditions. Impairment charges related to our equity investments in real estate are described in Income from Equity Investments in Real Estate below.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate increased by $6.7 million. Income from our equity investment in the Thales S.A. venture increased by $4.2 million primarily due to a decrease in impairment charges recognized by this venture in 2008. During 2008, we recognized impairment charges totaling $1.7 million on the Thales venture as compared to $6 million in 2007. As of December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero. In addition, income earned on equity investments we entered into during 2008 and 2007 contributed $1.8 million, while scheduled rent increases at several ventures and fluctuations in foreign currency exchange rates contributed $1.1 million. These increases were partially offset by an impairment charge of $1.4 million recognized by the Lindenmaier A.G. venture in 2008.
Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value. At December 31, 2008, we incurred impairment charges totaling $3.1 million on two ventures as a result of their carrying value exceeding their estimated fair value, for which we deemed the decline in value to be other than temporary.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate decreased by $5 million, primarily due to the recognition of an other than temporary impairment charge of $6 million to reduce the carrying value of an equity investment in real estate in France. The impairment charge was incurred in the fourth quarter of 2007 to reflect a reduction in the fair value of the venture’s net assets as compared with our carrying value. This decrease was partially offset by income generated from our recent acquisitions of equity investments in real estate.
Other Interest Income
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $16.2 million, primarily due to lower average cash balances as a result of using the proceeds received from our second public offering to make investments in real estate assets during 2008 and 2007 and lower rates of return earned on such balances due to current market conditions.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other interest income increased by $7.7 million, primarily due to higher average cash balances as a result of proceeds received from our second public offering, which we terminated in February 2007.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, minority interest in income increased by $3.1 million primarily due to our acquisition of a controlling interest in two investments during 2008 and 2007, which contributed $8.8 million. This increase was partially offset by a reduction in minority interest of $4.3 million from our Hellweg 2 investment, primarily due to unrealized losses recognized on a derivative instrument. In addition, minority interest in income from a tenant in the automotive industry who is experiencing financial difficulties decreased by $1.3 million as a result of an increase in uncollected rent expense.
CPA®:16 – Global 2008 10-K — 32

2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $22.1 million, primarily due to our acquisition of controlling interests in several recent investments, including the Hellweg 2 transaction which contributed the majority of this increase.
(Loss) gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains and losses due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We also have certain derivative instruments, including an embedded credit derivative and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2008 vs. 2007 — For the year ended December 31, 2008, we recognized a net loss on foreign currency transactions, derivative instruments and other, net of $1.8 million as compared to a net gain of $4.7 million during 2007. Unrealized loss on an embedded credit derivative recognized by Hellweg 2 during 2008 was $3.4 million (inclusive of minority interest of $2.7 million), as compared to an unrealized gain of $2.7 million (inclusive of minority interest of $1.4 million) during 2007. In addition, net gains on foreign currency transactions decreased by $0.8 million as a result of the prepayment of intercompany notes receivable by certain of our subsidiaries.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, gain on foreign currency transactions, derivative instruments and other, net, increased by $4.3 million, primarily due to the recognition of an unrealized gain of $2.7 million (inclusive of minority interest of $1.4 million) on an embedded credit derivative related to the Hellweg 2 transaction. Changes in fair value of embedded credit derivatives are recognized in earnings. Realized and unrealized gains on foreign currency transactions also increased by $1.4 million as a result of the continued weakening of the U.S. dollar since December 31, 2006.
Interest Expense
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense increased by $19.4 million, primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2008, which contributed $19.6 million and the impact of fluctuations in foreign currency exchange rates, which contributed $1.3 million. These increases were partially offset by a reduction in interest expense as a result of making scheduled principal payments and paying our first annual installment of deferred acquisition fees in January 2008. Interest expense in 2008 related to the Hellweg 2 transaction was $23.2 million, inclusive of minority interest of $17.1 million, as compared to $15.8 million (inclusive of minority interest of $11.7 million) in 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense increased by $41 million. This increase is primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2006, which resulted in higher average outstanding balances. Included in the total for 2007 was interest expense of $15.8 million related to debt obtained in connection with the Hellweg 2 transaction, inclusive of minority interest of $11.7 million. During 2007, we obtained mortgage financing totaling $714.4 million on our investments and build-to-suit projects, including $378.6 million related to the Hellweg 2 transaction, with a weighted average interest rate and term of 5.8% and 10.7 years, respectively.
Provision for Income Taxes
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, provision for income taxes increased by $1.4 million, primarily due to recent international investment activity. Taxes on our foreign investments, primarily in Germany, comprise a significant portion of our tax provision for both 2008 and 2007. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments, which reduce interest expense and increase income subject to local tax.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the provision for income taxes increased by $2.4 million, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $0.4 million related to our 2005 and 2006 fiscal years (Note 2).
Net Income
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income decreased by $14 million.
CPA®:16 – Global 2008 10-K — 33

2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the resulting net income increased by $4.1 million.
Financial Condition
Sources and Uses of Cash During the Year
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter.
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during 2008 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders and minority partners. During 2008, we used cash flows from operating activities of $117.4 million to fund a majority of distributions to shareholders of $79 million, make scheduled mortgage principal payments of $15.5 million and pay distributions to minority interest partners of $36.3 million. We used distributions from equity investments in real estate in excess of equity income and our existing cash resources to fund the remainder. For 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $12.4 million through the issuance of restricted stock rather than in cash. For 2009, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate), the payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During 2008, we used $150.2 million to acquire seven investments and to fund construction costs at several build-to-suit projects. One project, a domestic hotel, was placed into service during first quarter of 2008. In January 2008, we used $29.5 million to pay the first annual installment of deferred acquisition fees as a result of meeting the performance criterion in June 2007 (Note 3). In connection with an “Acquisition, Development and Construction” (“ADC”) arrangement and mortgage note receivable that we entered into in March 2007 (Note 2), we used $7.3 million to provide financing to the developer of a build-to-suit property. Funds totaling $39.1 million were released from escrows that had previously been established for the purpose of entering into investments, primarily consisting of $20.6 million related to a potential transaction that was not consummated and $18.5 million that we placed into escrow in March 2008 related to investments completed during 2008. We also received proceeds of $22.9 million from the sale of an interest in a consolidated venture to an affiliate.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners in 2008, we obtained $102.1 million in proceeds from non-recourse mortgage financing, comprised of $55.9 million related to our 2007 investment activity and $46.2 million in connection with our 2008 investment activity. We received $32.2 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $16.6 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem so that, the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, requesting stockholders’ shares will be redeemed on a pro rata basis (rounding to the nearest whole number of shares) up to the amount available for redemption, based upon the total number of shares for which redemption was requested in the relevant quarter and the total funds available for redemption in such quarter.
CPA®:16 – Global 2008 10-K — 34

Requests not fulfilled in a quarter will automatically be carried forward to the next quarter, unless the request is revoked by the stockholder. Redemption requests carried over from a prior quarter will receive priority over requests made in the relevant quarter.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain annual net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain net asset valuations on an annual basis. As of December 31, 2008, our most recent estimated net asset value per share was $9.80, which was determined as of April 30, 2008. We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets (also provided by a third party), estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $10.00 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. As of December 31, 2008, redemptions totaled approximately 1.4% of total shares outstanding on a rolling twelve month period.
Summary of Financing
The table below summarizes our non-recourse debt as of December 31, 2008 and 2007, respectively.

	December 31,
	2008	2007
Balance
Fixed rate	$1,406,926	$1,369,778
Variable rate (a)	31,300	33,521

Total	$1,438,226	$1,403,299

Percent of total debt
Fixed rate	98%	98%
Variable rate (a)	2%	2%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.9%	5.8%
Variable rate (a)	5.4%	5.2%

(a)	Variable rate debt at December 31, 2008 included (i) $3.9 million that has been effectively converted to fixed rate debt through interest rate swap derivative instruments and (ii) $27.4 million in mortgage obligations that bore interest at a fixed rate but have interest rate reset features that may change the interest rate to then prevailing market fixed rate at certain points in their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur in 2009.
Cash Resources
As of December 31, 2008, our cash resources consisted of cash and cash equivalents of $174.2 million. Of this amount, $29.9 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have unleveraged properties that had an aggregate carrying value of $95.8 million at December 31, 2008; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from cash generated from the operations of our real estate portfolio. We continue to evaluate fixed-rate financing options, such as obtaining non-recourse financing on our unleveraged properties. Any financing obtained may be used for working capital objectives and may be used to pay down existing debt balances. In March 2009, we used $64 million to acquire an equity investment in real estate (Note 18).
Cash Requirements
During the next twelve months, cash requirements will include making scheduled mortgage principal payments (we have no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders and minority interest partners and funding
CPA®:16 – Global 2008 10-K — 35

build-to-suit and lending commitments that we currently estimate to total $44 million, as well as other normal recurring operating expenses.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$1,435,529	$18,299	$47,467	$58,283	$1,311,480
Deferred acquisition fees — Principal	15,675	9,082	6,593	—	—
Interest on borrowings and deferred acquisition fees (a)	715,427	85,321	165,949	159,471	304,686
Build-to-suit commitments (b)	11,728	11,728	—	—	—
Lending commitments (c)	32,298	32,298	—	—	—
Operating and other lease commitments (d)	60,318	1,779	3,610	3,686	51,243

	$2,270,975	$158,507	$223,619	$221,440	$1,667,409

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rates and balances outstanding as of December 31, 2008.

(b)	Represents remaining build-to-suit commitments for two projects:
–	Woodland, Washington — estimated total construction costs are currently projected to be $5.3 million of which none was funded as of December 31, 2008.

–	Rockmart, Georgia — estimated total construction costs are currently projected to be $6.5 million of which $0.1 million was funded as of December 31, 2008. In February 2009, we funded the remaining $6.4 million of the total construction costs.
(c)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $62.5 million and $15.8 million, respectively, of which $37 million and $9 million has been funded as of December 31, 2008, respectively.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $10.4 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2008. As of December 31, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
As described above, in April 2007, we and our affiliates completed the Hellweg 2 transaction. In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. We are the managing member of the property venture. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect upon exercise of the respective purchase option or put option to have the loan from the lending venture to the seller repaid by a deemed transfer of cash in amounts necessary to fully satisfy the seller’s obligations to the lending venture and the lending venture shall be deemed to have transferred such funds up to the CPA® REITs as if they had recontributed them down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2008 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest — the aggregate of which would be approximately $2.4 million with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was
CPA®:16 – Global 2008 10-K — 36

approximately $99.2 million (inclusive of both our existing investment and the amount to fund our future commitment). This option is excluded from the table above as it does not represent a current obligation.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2008 is presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2008	Total Assets	Party Debt	Maturity Date
Thales S.A.(a) (b)	35%	$67,771	$76,872	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	300,105	168,202	5/2014
Actuant Corporation (a)	50%	18,375	12,098	5/2014
TietoEnator Plc (a)	40%	99,039	76,170	7/2014
Pohjola Non-life Insurance Company (a)	40%	106,508	85,419	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	25%	188,482	113,754	5/2015
Actebis Peacock GmbH. (a) (d)	30%	52,891	32,017	7/2015
Consolidated Systems, Inc.	40%	17,178	11,698	11/2016
Lindenmaier A.G. (a)	33%	30,998	12,574	10/2017
OBI A.G. (a)	25%	215,201	171,397	3/2018
Police Prefecture, French Government (a)	50%	118,053	89,924	8/2020
Schuler A.G. (a)	33%	73,268	—	N/A
Frontier Spinning Mills, Inc. (d)	40%	39,239	—	N/A
Soho House Beach House LLC (e)	N/A	61,008	—	N/A

		$1,388,116	$850,125

(a)	Dollar amounts are based on the applicable exchange rate as of December 31, 2008.

(b)	Other than temporary impairment charges totaling $7.7 million have been recognized on this venture during 2007 and 2008. In addition, the entity recognized an impairment charge under SFAS 144 of $35.4 million as of December 31, 2008. While we recognized a portion of this amount through our ownership interest, it was limited to our investment basis. As of December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero.

(c)	Under the loan agreement, this tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, which it released to the venture in May 2008 as a result of the tenant’s renewed compliance with these loan covenants. Our interest in this venture had a carrying value of $16.1 million at December 31, 2008. In April 2007, we acquired an interest in the Hellweg 2 transaction, which we consolidate. There is no event of default associated with the Hellweg 2 transaction.

(d)	We acquired part of our interest in this investment during 2008.

(e)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement (Note 6).
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
CPA®:16 – Global 2008 10-K — 37

Subsequent Events
In February 2009, a venture in which we and an affiliate each hold 50% interests and which we consolidate, purchased the existing $39.1 million non-recourse debt from the lender at a discount for $32.5 million and simultaneously obtained new non-recourse debt of $29 million. The new non-recourse debt has a term of three years, plus two one-year extensions, and a LIBOR cap strike rate of 5%.
In March 2009, an entity in which we and two affiliates hold 27.25% and 72.75% interests, respectively, completed a sale-leaseback transaction with respect to a portion of the leasehold condominium interest encompassing approximately 750,000 rentable square feet in the office headquarters of The New York Times Company in New York for a total cost of approximately $234 million, of which our share is approximately $64 million. We funded our portion of the purchase price with proceeds from our second public offering. The jointly owned entity did not obtain debt financing for the transaction. We expect to account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease terms are amended as either real estate leased under operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
CPA®:16 – Global 2008 10-K — 38

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
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
Impairments
Impairment charges may be recognized on long-lived assets, including, but not limited to, real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases each of our properties is leased to one tenant, we are more likely to incur significant writedowns
CPA®:16 – Global 2008 10-K — 39

when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, our risks are different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease is revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee is recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (25 lessees represented 76% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Derivative Instruments and Marketable Securities
We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in
CPA®:16 – Global 2008 10-K — 40

earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2008, 2007 and 2006 was $2.4 million, $2.7 million and $1.9 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
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
We conduct business in various states and municipalities within the U.S. and internationally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of $0.1 million, with an offsetting decrease to retained earnings.
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat two of our corporate subsidiaries as TRSs. These subsidiaries own hotels that are managed on our behalf by third party hotel management companies.
Our earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.
Although our TRSs may operate at a profit for federal income tax purposes in future periods, we cannot quantify the value of our deferred tax assets with certainty. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.
CPA®:16 – Global 2008 10-K — 41

Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 2), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial

CPA®:16 – Global 2008 10-K — 42

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Item 7 — “Current Developments and Trends”).
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain

CPA ®:16 – Global 2008 10-K — 43

variable rate mortgage loans and may enter into interest rate swap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. As of December 31, 2008, we had an interest rate swap with a fair value liability of $0.5 million. In addition, an unconsolidated venture in which we hold a 25% interest had an interest rate swap with a fair value liability of $4.2 million (for the entire venture, not our proportionate share) at December 31, 2008.
In connection with the Hellweg 2 transaction in 2007, two ventures in which we have a total effective ownership interest of 26%, and which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For 2008, the embedded credit derivatives generated an unrealized loss of $3.4 million, inclusive of minority interest of $2.7 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At December 31, 2008, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2008 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at December 31, 2008 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in “Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2008 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$17,887	$21,774	$24,855	$27,304	$30,121	$1,282,288	$1,404,229	$1,174,932
Variable rate debt	$412	$416	$422	$426	$432	$29,192	$31,300	$27,620
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by change in interest rates. A change in interest rates of 1% would increase or decrease the fair value of such debt by an aggregate of $75.9 million or $70 million, respectively. As more fully described in “Summary of Financing” above, a significant portion of the debt classified as variable rate bore interest at fixed rates as of December 31, 2008 but has interest rate reset features that will change the fixed interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rate.
Foreign Currency Exchange Rate Risk
We own international investments, primarily in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British pound sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all currencies we are currently a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $1.4 million for the year ended December 31, 2008. We recognized net unrealized foreign currency translation losses of $0.2 million for the year ended December 31, 2008. Such gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the three months ended December 31, 2008, Hellweg 2, which leases properties in Germany, contributed 21% of lease revenues, inclusive of minority interest.

CPA®:16 – Global 2008 10-K — 44

Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$61,907	$63,060	$63,060	$63,060	$63,060	$889,308	$1,203,455
British pound sterling	4,565	4,614	4,663	4,713	4,765	80,092	103,412
Other foreign currencies (b)	6,517	6,517	6,517	6,516	6,516	57,508	90,091

	$72,989	$74,191	$74,240	$74,289	$74,341	$1,026,908	$1,396,958

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a)(c)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$36,638	$38,465	$38,999	$39,562	$40,157	$630,325	$824,146
British pound sterling	2,581	2,620	2,644	2,653	2,656	38,947	52,101
Other foreign currencies (d)	3,121	3,096	3,432	3,419	3,357	35,524	51,949

	$42,340	$44,181	$45,075	$45,634	$46,170	$704,796	$928,196

(a)	Based on the applicable exchange rate as of December 31, 2008. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Other currencies consist of the Canadian dollar, the Swedish krona, the Thai baht and the Malaysian ringgit.

(c)	Interest on variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of December 31, 2008.

(d)	Other currencies consist of the Canadian dollar, the Swedish krona and the Thai baht.
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of December 31, 2008, warrants issued to us were classified as derivative instruments and had an aggregate fair value of $0.9 million.

CPA ®:16 – Global 2008 10-K — 45

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedules are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA ®:16 – Global 2008 10-K — 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 – Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 – Global Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009

CPA ®:16 – Global 2008 10-K — 47

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Real estate, net	$1,584,217	$1,560,274
Net investment in direct financing leases	341,335	343,721
Equity investments in real estate	185,120	178,661
Operating real estate, net	79,361	37,183
Real estate under construction	483	50,140
Notes receivable	351,200	358,079
Cash and cash equivalents	174,209	211,759
Intangible assets, net	168,088	163,824
Funds in escrow	52,163	137,473
Other assets, net	31,027	40,755

Total assets	$2,967,203	$3,081,869

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,438,226	$1,403,299
Accounts payable, accrued expenses and other liabilities	52,851	69,419
Prepaid and deferred rental income and security deposits	56,053	96,057
Due to affiliates	21,502	52,291
Distributions payable	20,140	19,432

Total liabilities	1,588,772	1,640,498

Minority interest in consolidated entities	418,550	420,274

Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock, $.001 par value; 250,000,000 shares authorized; 125,352,123 and 120,567,308 shares issued, respectively	125	121
Additional paid-in capital	1,130,135	1,085,506
Distributions in excess of accumulated earnings	(141,953)	(82,481)
Accumulated other comprehensive income	2,140	31,905

	990,447	1,035,051
Less, treasury stock at cost, 3,286,473 and 1,500,198 shares, respectively	(30,566)	(13,954)

Total shareholders’ equity	959,881	1,021,097

Total liabilities and shareholders’ equity	$2,967,203	$3,081,869

The accompanying notes are an integral part of these consolidated financial statements.

CPA ®:16 – Global 2008 10-K — 48

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2008	2007	2006
Revenues
Rental income	$154,222	$115,836	$49,032
Interest income from direct financing leases	28,864	24,134	15,095
Interest income on notes receivable	29,478	20,743	2,035
Other real estate income	23,581	3,639	—
Other income	3,310	1,835	1,522

	239,455	166,187	67,684

Operating Expenses
Depreciation and amortization	(46,964)	(32,605)	(13,141)
Property expenses	(33,537)	(20,727)	(12,413)
Other real estate expenses	(19,377)	(3,250)	—
General and administrative	(12,537)	(9,494)	(4,741)
Impairment charges	(890)	—	—

	(113,305)	(66,076)	(30,295)

Other Income and Expenses
Income from equity investments in real estate	8,769	2,104	7,120
Other interest income	4,083	20,303	12,622
Minority interest in income	(27,116)	(23,968)	(1,865)
(Loss) gain on foreign currency transactions, derivative instruments and other, net	(1,819)	4,673	407
Interest expense	(85,610)	(66,182)	(25,145)

	(101,693)	(63,070)	(6,861)

Income before income taxes	24,457	37,041	30,528
Provision for income taxes	(4,210)	(2,837)	(423)

Net Income	$20,247	$34,204	$30,105

Earnings Per Share	$0.17	$0.29	$0.40

Weighted Average Shares Outstanding	121,314,180	116,654,112	75,304,433

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the years ended December 31,
	2008	2007	2006
Net Income	$20,247	$34,204	$30,105
Other Comprehensive (Loss) Income
Change in unrealized gain (loss) on marketable securities	55	11	(8)
Foreign currency translation adjustment	(25,852)	21,266	11,352
Unrealized (loss) gain on derivative instruments	(3,968)	1,538	894

	(29,765)	22,815	12,238

Comprehensive (Loss) Income	$(9,518)	$57,019	$42,343

The accompanying notes are an integral part of these consolidated financial statements.

CPA ®:16 – Global 2008 10-K — 49

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share amounts)

				Distributions
			Additional	in Excess of	Accumulated Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at January 1, 2006	57,106,286	$57	$514,014	$(22,416)	$(3,148)	$(1,512)	$486,995
Shares issued $.001 par, at $10 per share, net of offering costs	56,897,030	57	509,560				509,617
Shares, $.001 par, issued to the advisor at $10 per share	535,971	1	5,359				5,360
Distributions declared ($0.6373 per share)				(48,368)			(48,368)
Net income				30,105			30,105
Change in other comprehensive income (loss)					12,238		12,238
Repurchase of shares	(551,239)					(5,126)	(5,126)

Balance at December 31, 2006	113,988,048	115	1,028,933	(40,679)	9,090	(6,638)	990,821

Cumulative effect adjustment from adoption of FIN 48 (Note 15)				(90)			(90)

Balance at January 1, 2007	113,988,048	115	1,028,933	(40,769)	9,090	(6,638)	990,731

Shares issued $.001 par, at $10 per share, net of offering costs	3,584,285	4	33,763				33,767
Shares, $.001 par, issued to the advisor at $10 per share	2,281,172	2	22,810				22,812
Distributions declared ($0.6498 per share)				(75,916)			(75,916)
Net income				34,204			34,204
Change in other comprehensive income (loss)					22,815		22,815
Repurchase of shares	(786,395)					(7,316)	(7,316)

Balance at December 31, 2007	119,067,110	121	1,085,506	(82,481)	31,905	(13,954)	1,021,097

Shares issued $.001 par, at $10 per share, net of offering costs	3,543,833	3	32,220				32,223
Shares, $.001 par, issued to the advisor at $10 per share	1,240,982	1	12,409				12,410
Distributions declared ($0.6576 per share)				(79,719)			(79,719)
Net income				20,247			20,247
Change in other comprehensive income (loss)					(29,765)		(29,765)
Repurchase of shares	(1,786,275)					(16,612)	(16,612)

Balance at December 31, 2008	122,065,650	$125	$1,130,135	$(141,953)	$2,140	$(30,566)	$959,881

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:16 – Global 2008 10-K — 50

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2008	2007	2006
Cash Flows — Operating Activities
Net income	$20,247	$34,204	$30,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	50,353	35,137	13,295
Straight-line rent adjustments and amortization of rent-related intangibles	(1,732)	(1,169)	(1,384)
Income from equity investments in real estate in excess of distributions received	3,987	2,987	(1,741)
Minority interest in income	27,116	23,968	1,865
Issuance of shares to affiliate in satisfaction of fees due	12,410	25,175	5,360
Impairment charge	890	—	—
Realized gain on foreign currency transactions, net	(1,412)	(1,972)	(393)
Unrealized loss (gain) on foreign currency and derivative transactions, net	3,367	(2,701)	(179)
Realized gain on sale of real estate	(136)	—	—
(Decrease) increase in accrued interest	(268)	7,592	796
(Decrease) increase in due to affiliates (a)	(3,688)	(4,383)	6,888
Change in other operating assets and liabilities, net (a)	6,301	2,147	(2,357)

Net cash provided by operating activities	117,435	120,985	52,255

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	12,064	4,256	6,563
Acquisition of real estate and other capital expenditures (b)	(150,219)	(638,182)	(485,948)
Funding/purchases of note receivable	(7,291)	(315,940)	—
Contributions to equity investments in real estate	(8,274)	(64,518)	(12,697)
Funds placed in escrow for future acquisition and construction of real estate	(18,843)	(43,496)	(28,786)
Release of funds held in escrow for acquisition and construction of real estate	39,072	5,349	27,306
VAT taxes paid in connection with acquisition of real estate	—	(885)	(3,677)
VAT taxes recovered in connection with acquisition of real estate	3,711	—	4,008
Proceeds from sale of real estate	22,886	—	—
Proceeds from maturity of short-term investments	—	1,698	—
Receipt of principal payment of mortgage note receivable	301	288	275
Receipt of principal prepayment of mortgage note receivable	—	—	20,000
Payment of deferred acquisition fees to affiliate	(29,546)	—	—

Net cash used in investing activities	(136,139)	(1,051,430)	(472,956)

Cash Flows — Financing Activities
Distributions paid	(79,011)	(72,551)	(41,227)
Distributions paid to minority interest partners	(36,349)	(300,107)	(1,672)
Contributions from minority interest partners	747	313,081	14,061
Proceeds from mortgages and notes payable (c)	102,124	731,574	261,657
Scheduled payments of mortgage principal	(15,487)	(18,053)	(6,397)
Prepayment of note payable	(4,312)	—	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(688)	(975)	(2,799)
Proceeds from issuance of shares, net of costs of raising capital	32,223	31,404	509,617
Purchase of treasury stock	(16,612)	(7,316)	(5,126)

Net cash (used in) provided by financing activities	(17,365)	677,057	728,114

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(1,481)	924	1,436

Net (decrease) increase in cash and cash equivalents	(37,550)	(252,464)	308,849
Cash and cash equivalents, beginning of year	211,759	464,223	155,374

Cash and cash equivalents, end of year	$174,209	$211,759	$464,223

(Continued)

CPA®:16 – Global 2008 10-K — 51

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Non-cash investing and financing activities

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities exclude amounts related to the raising of capital (financing activities) pursuant to our public offerings. At December 31, 2007 and 2006, the amount due to the advisor for such costs was $1.5 million and $7.9 million, respectively. At December 31, 2008, all costs related to the raising of capital have been paid to the advisor.

(b)	Included in the cost basis of real estate investments acquired in 2008, 2007 and 2006 are deferred acquisition fees payable of $3.4 million, $13.9 million and $10.8 million, respectively.

(c)	Net of $9.4 million retained by mortgage lenders during 2006.
Supplemental cash flow information
(in thousands)

	2008	2007	2006
Interest paid, net of amounts capitalized	$86,044	$58,924	$26,008

Interest capitalized	$2,419	$2,662	$1,875

Income taxes paid	$5,717	$1,409	$187

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:16 – Global 2008 10-K — 52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, contractual rent increases, tenant defaults, lease terminations, lease expirations, and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 391 properties leased to 78 tenants, totaling approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99.9%. We are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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

CPA®:16 – Global 2008 10-K — 53

Notes to Consolidated Financial Statements
Out-of-Period Adjustments
During the fourth quarter of 2008, we identified errors in the consolidated financial statements for the years ended December 31, 2005 through 2008. These errors related to accounting for pre-operating activities of certain hotel investments (aggregating $0.5 million in 2007 and $0.4 million, $0.2 million and $0.1 million for the three months ended March 31, 2008, June 30, 2008, September 30, 2008, respectively) and minimum rent increases for a lessee (aggregating $1.8 million over the period from 2005-2007 and $0.1 million in each of the first three quarters of 2008). In addition, during the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes (aggregating $0.4 million over the period from 2005-2006).
We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the year ended December 31, 2008, nor was it material to the years ended 2007, 2006 and 2005. As such, this cumulative effect was recorded in the consolidated statements of income as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to increase net income by $1.3 million for 2008 and decrease net income by $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market value of leases are also recorded at their relative fair values and are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated, the unamortized portion of each intangible, including market-rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
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

CPA®:16 – Global 2008 10-K — 54

Notes to Consolidated Financial Statements
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationships are amortized to expense over the initial and expected renewal terms of the lease. However no amortization periods for intangibles will exceed the remaining depreciable life of the building.
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
Acquisition, Development and Construction Loans (“ADC Equity Arrangements”)
Pursuant to the AICPA’s Notice to Practitioners on ADC Equity Arrangements (e.g., Acquisition, Development and Construction Loans), we evaluate mortgage loans where we participate in residual interests through loan provisions or other contracts to ascertain whether we have the same risks and rewards as an owner or a venture partner. Where we conclude that such arrangements are more appropriately treated as a hypothetical investment in real estate, we reflect such investment as part of “equity method investments in real estate” (Note 6). In these cases, our loan position is treated as preference capital in the hypothetical partnership rather than a loan and no interest income is recorded.
Notes Receivable
For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans using the effective interest method. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2008 and 2007, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest-only participation in a mortgage note receivable, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets and Other Liabilities
Included in Other assets are interest receivable, tax receivable, stock warrants, marketable securities, deferred charges and deferred rental income. Included in other liabilities are derivatives and miscellaneous amounts held on behalf of tenants. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor to us relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees totaling no more than 2% of the purchase price of the properties is deferred and is payable in equal annual installments on January 1 of each of the three calendar years following the date the property was purchased. Payment of such fees is subject to the performance criterion, which was achieved in June 2007 (Note 3).
Treasury Stock
Treasury stock is recorded at cost.

CPA®:16 – Global 2008 10-K — 55

Notes to Consolidated Financial Statements
Real Estate Leased to Others
Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2008, lessees were responsible for the direct payment of real estate taxes of approximately $14 million.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
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
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (25 lessees represented 76% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation in addition to solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 20 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If, in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted.

CPA®:16 – Global 2008 10-K — 56

Notes to Consolidated Financial Statements
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
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate, and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Foreign Currency Translation
We consolidate real estate investments in the European Union, Canada, Malaysia and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British pound sterling and, to a lesser extent, the Swedish krona, the Canadian dollar, the Thai baht, the Malaysian ringgit and the Polish zloty. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2008 and 2007, the cumulative foreign currency translation adjustment gain was $3.6 million and $29.5 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized gains of $0.2 million, less than $0.1 million and $0.2 million from such transactions for the years ended December 31, 2008, 2007 and 2006, respectively. For the years ended December 31, 2008, 2007 and 2006, we recognized realized gains of $1.4 million, $2 million and $0.4 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative

CPA®:16 – Global 2008 10-K — 57

Notes to Consolidated Financial Statements
instruments are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
We use derivative instruments to reduce our exposure to fluctuations in interest rates and market fluctuations on equity securities. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes, and have a policy of only entering into derivative contracts with major financial institutions. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Our principal derivative instruments consist of interest rate swaps, embedded credit derivatives and common stock warrants (Note 10).
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. The tax provision for 2007 included $0.4 million in expenses that related to the years ended December 31, 2005 and 2006 that had not previously been accrued (see Out-of-Period Adjustments above).
We conduct business in various states and municipalities within the United States and internationally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007 (Note 15). FIN 48 clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of $0.1 million, with an offsetting decrease to retained earnings.
We may elect to treat one or more of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. We have elected to treat two of our corporate subsidiaries as a TRS. These subsidiaries own hotels that are managed on our behalf by third party hotel management companies.
Our earnings and profits, which determine the taxability of dividends to shareholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

CPA®:16 – Global 2008 10-K — 58

Notes to Consolidated Financial Statements
Although our TRSs may operate at a profit for federal income tax purposes in future periods, we cannot quantify the value of our deferred tax assets with certainty. Therefore, any deferred tax assets have been reserved as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.
Costs of Raising Capital
Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders’ equity upon the issuance of shares.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$2,192	$—	$—	$2,192
Derivative assets	2,973	—	—	2,973

	$5,165	$—	$—	$5,165

Liabilities:
Derivative liabilities	$520	$—	$520	$—

Cash and cash equivalents balances totaling $137.2 million at December 31, 2008 were held in money market funds and approximated their fair value. Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

CPA®:16 – Global 2008 10-K — 59

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 only)
	Marketable	Derivative
	Securities	Assets	Total Assets
Balance at January 1, 2008	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	(3,176)	(3,176)
Included in other comprehensive income	55	(97)	(42)
Amortization and accretion	(301)	—	(301)
Purchases, issuances, and settlements	—	—	—

Balance at December 31, 2008	$2,192	$2,973	$5,165

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(3,176)	$(3,176)

Gains and losses (realized and unrealized) included in earnings are included in (Loss) gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
At December 31, 2008, we assessed the value of certain of our unconsolidated ventures in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. For unconsolidated ventures in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of venture debt. We determined that the significant inputs used to value our unconsolidated ventures fall within Level 3. Based on this valuation, we estimated that our interests in unconsolidated ventures had an aggregate fair value of $210.2 million at December 31, 2008. In connection with this valuation, we recorded a valuation adjustment for other than temporary impairments on specific ventures totaling $3.1 million, calculated based on market conditions and assumptions at December 31, 2008. Actual results may differ materially if market conditions or the underlying assumptions change.
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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
CPA® :16 – Global 2008 10-K — 60

Notes to Consolidated Financial Statements
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum, which we met as of June 2007. Asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008, the advisor elected to receive its asset management fees in cash and performance fees in restricted shares of our common stock. For 2007 and 2006, the advisor elected to receive both its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $12 million, $9 million and $5.5 million in 2008, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of December 31, 2008, the advisor owned 4,495,687 shares (3.7%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of
CPA® :16 – Global 2008 10-K — 61

Notes to Consolidated Financial Statements
which 2% is deferred and payable in equal annual installments each January over three years following the first anniversary of the date a property was purchased, with payment subordinated to the performance criterion, which we met in June 2007. Unpaid installments bear interest at an annual rate of 5%. Current acquisition fees were $4.2 million, $17.2 million and $13.5 million for investments that were acquired during 2008, 2007 and 2006, respectively. Deferred acquisition fees were $3.4 million, $13.9 million and $10.8 million for investments that were acquired during 2008, 2007 and 2006, respectively. In addition, in May 2008, CPA®:17 – Global assumed from us deferred acquisition fees payable totaling $0.6 million in connection with its purchase from us of an additional interest in a venture as described below. Unpaid deferred installments totaled $15.7 million and $42.4 million as of December 31, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid our first installment of deferred acquisition fees of $29.5 million, including the amount paid as a result of meeting our performance criterion as discussed below, to the advisor in cash on January 1, 2008.
For investments acquired using the proceeds from our initial public offering, we paid the advisor an acquisition expense allowance of 0.5% of the cost of the investment in consideration for the advisor’s payment of certain acquisition expenses. The allowance was $1.2 million for investments acquired in 2006. We completed the investment of funds raised in our initial public offering and commenced investment of the funds raised in our second public offering during 2006. All investments acquired during 2008 and 2007 were acquired using the proceeds from our second public offering, under the terms of which the advisor does not receive an acquisition expense allowance but is reimbursed for all reasonable direct third party acquisition related costs incurred. The advisor did not incur any direct third party costs related to our consummated investment activity during either 2008, 2007 or during the period of 2006 in which we commenced investment of the proceeds from our second public offering.
In June 2007, we met our performance criterion, and as a result, amounts included in Due to affiliates in the consolidated balance sheets totaling $45.9 million as of June 30, 2007, consisting of performance fees of $11.9 million, deferred acquisition fees of $31.7 million and interest thereon of $2.3 million, became payable to the advisor. We paid the previously deferred performance fees totaling $11.9 million to the advisor in July 2007 in the form of 1,194,549 restricted shares of our common stock. The deferred acquisition fees of $31.7 million and interest thereon of $2.3 million were payable to the advisor in cash beginning in January 2008. We paid installments of $28.3 million and $4.7 million in January 2008 and 2009, respectively, and will pay the remaining installment of $1.1 million in January 2010. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $3.1 million, $2.3 million and $1.3 million for 2008, 2007 and 2006, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor will be entitled to receive subordinated disposition fees based on the total consideration received by us for the sale of our investments. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. Payment of such amount, however, cannot be made until the subordination provisions are met. We have not sold any of our assets as of December 31, 2008 and no such disposition fees have been accrued.
We own interests in entities ranging from 25% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 6).
CPA® :16 – Global 2008 10-K — 62

Notes to Consolidated Financial Statements
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.8 million, $0.5 million and $0.3 million in 2008, 2007 and 2006, respectively. Based on current gross revenues, our current share of future annual minimum lease payments would be $0.6 million through 2016.
In June 2008, our affiliate, CPA®:17 – Global, exercised its option to purchase an additional 49.99% interest in a domestic venture in which we and CPA®:17 – Global previously held 99.99% and 0.01% interests, respectively. In connection with this transaction, we recognized a gain of $0.1 million as a result of the sale of our interest in the venture. We will continue to consolidate this investment because, in our capacity as the managing member, we have the right to control operations as well as the ability to dissolve the venture or otherwise purchase the interest of the other member.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$340,216	$334,319
Buildings	1,320,944	1,268,193
Less: Accumulated depreciation	(76,943)	(42,238)

	$1,584,217	$1,560,274

Operating real estate, which consists primarily of our hotel operation, at cost, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$8,296	$4,320
Buildings	74,371	33,202
Less: Accumulated depreciation	(3,306)	(339)

	$79,361	$37,183

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based increases, under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,
2009	$152,916
2010	154,309
2011	154,767
2012	155,107
2013	155,400
Thereafter through 2031	1,890,869
There were no percentage rents for operating leases in 2008, 2007 and 2006.
Hellweg 2 Investment
In April 2007, we along with our advisor and certain affiliates, acquired two related investments in 2007. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to the CPA® REITs while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany leased to Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”). Concurrently, we also acquired a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interest in the limited partnership (the “partner”). Our total effective ownership interest in the ventures
CPA® :16 – Global 2008 10-K — 63

Notes to Consolidated Financial Statements
is 26.0%, and we consolidate the ventures in our financial statements (Note 2). The total cost of the interests in the ventures through which these transactions occurred was $446.4 million, inclusive of our affiliates’ minority interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, inclusive of our affiliates’ minority interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years.
Under the terms of the note receivable, which has an initial principal balance of $314.2 million, inclusive of our affiliates’ minority interest of $233.6 million, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Because we have no legal right to offset, we have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.3% interest in the limited partnership as minority interest in the consolidated financial statements.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect upon exercise of the respective purchase option or put option to have the loan from the lending venture to the seller repaid by a deemed transfer of cash in amounts necessary to fully satisfy the seller’s obligations to the lending venture and the lending venture shall be deemed to have transferred such funds up to the CPA® REITs as if they had recontributed them down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2008 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest — the aggregate of which would be approximately $2.4 million with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $99.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2008	2007
Minimum lease payments receivable	$564,513	$594,619
Unguaranteed residual value	259,506	259,354

	824,019	853,973
Less: unearned income	(482,684)	(510,252)

	$341,335	$343,721

We perform a review of our estimate of the residual value of our direct financing leases at least annually in order to determine if there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets. In connection with this review, we recognized impairment charges totaling $0.9 million in 2008 on several properties to reflect declines in the unguaranteed residual values of these properties.
CPA® :16 – Global 2008 10-K — 64

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based increases, under non-cancelable direct financing leases are as follows (in thousands):
Notes to Consolidated Financial Statements

Year ended December 31,
2009	$30,474
2010	30,522
2011	30,571
2012	30,622
2013	30,673
Thereafter through 2031	411,651
There were no percentage rents for direct financing leases in 2008, 2007 and 2006.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are owned with affiliates.
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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2008	2008	2007
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$34,817	$34,919
Schuler A.G. (a)	33%	22,982	25,537
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	16,058	18,449
Frontier Spinning Mills, Inc. (b)	40%	15,551	—
Police Prefecture, French Government (a)	50%	13,310	14,601
OBI A.G. (a)	25%	8,829	13,251
TietoEnator Plc (a)	40%	8,385	10,573
Pohjola Non-life Insurance Company (a)	40%	7,696	10,442
Actebis Peacock GmbH. (a) (b)	30%	5,833	—
Lindenmaier A.G. (a) (c)	33%	4,565	6,218
Actuant Corporation (a)	50%	2,845	2,761
Consolidated Systems, Inc.	40%	2,164	2,274
Thales S.A. (a) (c)	35%	—	5,814

		143,035	144,839

ADC Equity Arrangement:
Soho House Beach House LLC (d)	N/A	42,085	33,822

		$185,120	$178,661

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our interest in these investments during 2008.

(c)	We recognized other than temporary impairment charges totaling $3.1 million during 2008 to reduce two ventures’ carrying value to their estimated fair value ($1.7 million — Thales S.A.; $1.4 million — Lindenmaier A.G.). In addition, we recognized an other than temporary impairment charge of $6 million during 2007 to reduce the carrying value of our investment in the Thales venture to its estimated fair value. As of December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero.
CPA® :16 – Global 2008 10-K — 65

Notes to Consolidated Financial Statements
(d)	In 2007, we entered into a domestic build-to-suit project that we account for under the equity method of accounting as it constitutes an ADC equity arrangement. The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At December 31, 2008 and 2007, we had funded $37 million and $31.1 million, respectively, of our total commitment of $62.5 million.
Combined summarized financial information of our interests in venture properties (for the entire venture, not our proportionate share) is presented below (in thousands):

		December 31,
		2008	2007
Assets		$1,388,116	$1,388,446
Liabilities		(911,235)	(924,421)

Partners’ and members’ equity		$476,881	$464,025

	For the years ended December 31,
	2008	2007	2006
Revenues	$123,666	$105,885	$90,600
Expenses	(90,592)	(79,365)	(67,049)
Impairment charges (a)	(35,422)	—	—

Net (loss) income	$(2,348)	$26,520	$23,551

Our share of net income from equity investments in real estate (b)	$8,769	$2,104	$7,120

(a)	During 2008, one of our unconsolidated ventures incurred an impairment charge of $35.4 million (for the entire venture, not our proportionate share) on two vacant French properties to reduce the properties’ carrying values to their estimated fair values. While we recognized a portion of this amount through our ownership interest, it was limited to our investment basis. As of December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero.

(b)	Inclusive of (i) amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and (ii) impairment charges as described above.
Note 7. Acquisitions of Real Estate-Related Investments
Amounts below are based upon the applicable exchange rate at the date of acquisition where appropriate.
Real Estate Acquired
2008 — During 2008, we acquired six investments in properties located in the United States, Finland, France and Germany at a total cost of $125.4 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $100.1 million, inclusive of minority interest of $19.7 million, at a weighted average annual interest rate and term of 6.5% and 10 years, respectively. One of these loans bears interest at a variable rate that has been effectively converted to a fixed rate through the use of an interest rate swap agreement (Note 10).
2007 — During 2007, we acquired 15 investments (11 in North America, two in Germany, and one each in Finland and France) at a total cost of $924.6 million, inclusive of minority interest of $330.4 million. In connection with these investments, we obtained $674.2 million in non-recourse mortgage financing, inclusive of minority interest of $280.2 million, with a weighted average annual fixed interest rate and term of 5.8% and 10.5 years, respectively. A significant portion of this investment and financing activity relates to the Hellweg 2 investment (Note 4).
Equity Investments in Real Estate Acquired
2008 — During 2008, we and an affiliate acquired two equity investments in real estate in Germany and the United States in which our ownership interests range from 30% to 40% at a total cost (not our proportionate share) of $108.3 million, including a commitment to construct an expansion for a total cost of up to $11.1 million for the German venture. We account for these investments under the equity method of accounting as we do not have a controlling interest but exercise significant influence. In connection with the German investment, the venture obtained non-recourse mortgage financing of $36.1 million, with a fixed annual interest rate of 6.5% and a term of 7 years. The venture also obtained a commitment for additional financing of up to $7.8 million for the purpose of constructing the expansion.
CPA® :16 – Global 2008 10-K — 66

Notes to Consolidated Financial Statements
2007 — During 2007, we and an affiliate entered into three ventures located in Germany and Poland in which our ownership interests range from 25% to 33% at a total cost (not our proportionate share) of $115.6 million. We account for these ventures under the equity method of accounting as we do not have a controlling interest but exercise significant influence. We acquired the Polish investment through an existing venture with our affiliate. The ventures obtained non-recourse mortgage financing (not our proportionate share) totaling $20.9 million with a weighted average interest rate and term of approximately 5.8% and 10.3 years, respectively.
We also entered into a domestic build-to-suit project for a total cost of up to $61.2 million that we account for under the equity method of accounting as it constitutes an ADC equity arrangement (Note 2). The ADC equity arrangement provides for a fixed annual interest rate of 5.75% and matures in April 2010. At December 31, 2008 and 2007, the ADC equity arrangement had a balance of $37 and $31.1 million, respectively.
Mortgage Notes Receivable Acquired
2007 — In April 2007 we acquired an interest in a venture that made a loan of $314.2 million to the holder of interests in a limited partnership in connection with a transaction in Germany (Note 4). In addition, in June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. In November 2008, we amended the agreement to provide for a construction loan of up to $15.8 million at a variable annual interest rate of LIBOR plus 2.5% and matures in June 2010. At December 31, 2008 and 2007, the construction loan receivable had a balance of $9 million and $1.7 million, respectively.
Real Estate Under Construction
2008 — During 2008, we entered into two domestic build-to-suit projects for a total cost of up to $12.2 million, based on estimated construction costs. Costs incurred on these projects through December 31, 2008 of $0.5 million have been presented as Real estate under construction in the consolidated balance sheet.
2007 — During 2007, we entered into a domestic build-to-suit project for a total cost of up to $7 million, based on estimated construction costs. Costs incurred through December 31, 2007 of $50.1 million in connection with several build-to-suit projects were placed into service during 2008. We also obtained non-recourse mortgage financing on completed build-to-suit projects totaling $40.3 million at a weighted averaged fixed annual interest rate and term of 6.3% and 12.9 years, respectively, inclusive of minority interest of $10.3 million.
Note 8. Intangibles
In connection with its acquisition of properties, we have recorded net lease intangibles of $149.7 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA® :16 – Global 2008 10-K — 67

Notes to Consolidated Financial Statements
Intangibles are summarized as follows:

	December 31,
	2008	2007
Amortized Intangibles Assets
Management contract	$874	$—
Franchise agreement	2,240	—
Less: accumulated amortization	(436)	—

	$2,678	$—

Lease intangibles:
In-place lease	$110,104	$105,912
Tenant relationship	31,997	28,311
Above-market rent	48,318	45,258
Less: accumulated amortization	(25,009)	(15,657)

	$165,410	$163,824

	$168,088	$163,824

Amortized Below-Market Rent Intangible
Below-market rent	$(40,713)	$(40,897)
Less: accumulated amortization	3,774	2,491

	$(36,939)	$(38,406)

Net amortization of intangibles, including the effect of foreign currency translation, was $8.4 million, $6.8 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Based on the intangibles recorded as of December 31, 2008, scheduled annual amortization of intangibles for each of the next five years is expected to be $8.3 million in 2009 and $7.9 in 2010, 2011, 2012 and 2013.
Note 9. Disclosures About Fair Value of Financial Instruments
Our financial instruments had the following carrying value and fair value as of December 31, 2008 and 2007, respectively (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage notes payable	$1,438,226	$1,202,552	$1,397,532	$1,341,282
Notes payable (a)	—	—	5,767	5,767
Notes receivable (b)	351,200	331,543	358,079	340,879
Marketable securities (c)	2,153	2,192	2,454	2,438

(a)	Amounts matured and were repaid in 2008.

(b)	Includes note receivable acquired in connection with the Hellweg 2 transaction (Note 7).

(c)	Carrying value represents historical cost for marketable securities.
The fair value of debt instruments and notes receivable were evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. Our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2008 and 2007.
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest
CPA®:16 – Global 2008 10-K — 68

Notes to Consolidated Financial Statements
rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are also subject to the risks associated with changing foreign currency exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
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
In February 2008, we obtained non-recourse mortgage financing on a domestic property of $4 million. In connection with this financing, which has a carrying value of $3.9 million as of December 31, 2008, we obtained an interest rate swap designated as a cash flow hedge to effectively convert the existing variable interest rate, which was based on the one-month LIBOR, to a fixed annual interest rate of 6.7%. The interest rate swap matures in February 2018 and had a fair value liability of $0.5 million as of December 31, 2008.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $171.4 million and $182.1 million as of December 31, 2008 and 2007, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value liability of $4.2 million at December 31, 2008 and a total net fair value of $9.7 million at December 31, 2007.
In April 2008, this venture unwound a swap with a notional value of $31.6 million as of the date of termination and obtained a new interest rate swap with a notional value of $26.5 million. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million which is included in the determination of the venture’s net income.
Our share of changes in the fair value of these interest rate swaps is included in Accumulated other comprehensive income in shareholders’ equity and reflected an unrealized loss of $4 million for the year ended December 31, 2008, and an unrealized gain of $1.5 million for the year ended December 31, 2007.
Embedded Credit Derivatives
In connection with a German transaction in 2007, two ventures in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value of $2.1 million and $5.6 million as of December 31, 2008 and 2007, respectively, and generated a total unrealized loss of $3.4 million, inclusive of minority interest of $2.7 million, for 2008, and a total unrealized gain of $2.7 million for 2007, inclusive of minority interest of $1.4 million. Changes in the fair value of the embedded credit derivatives are recognized in earnings.
CPA®:16 – Global 2008 10-K — 69

Notes to Consolidated Financial Statements
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
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of December 31, 2008 and 2007, warrants issued to us have an aggregate fair value of $0.9 million and $0.7 million, respectively, and are included in Other assets, net in the consolidated financial statements.
Included in (Loss) gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized gains on stock warrants of $0.2 million for the year ended December 31, 2008. No such gains or losses were recognized for the year ended December 31, 2007.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. Except as described below, we believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
Approximately 61% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (26%) representing the only significant concentration (10% or more of current annualized lease revenue) internationally. As of December 31, 2008, one German tenant, Hellweg 2, accounted for 21% of our current lease revenue, inclusive of minority interest. No other tenant accounted for more than 10% of our lease revenue in 2008.
As of December 31, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (48%), retail (19%), warehouse/distribution (14%) and office (12%); and in the following tenant industries: retail (25%), chemicals, plastics and rubber and glass (10%).
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, which could affect companies in any industry in the future. Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy protection. We currently have seven tenants in automotive related industries, one of which filed for bankruptcy protection in November 2008. These seven tenants accounted for lease revenues and income from equity investments of $19.1 million or 10% for the year ended December 31, 2008 and had an aggregate carrying value of $180.3 million at December 31, 2008. The tenant that filed for bankruptcy protection in November 2008 accounted for lease revenue and income from equity investments of $1.5 million or 1% for the year ended December 31, 2008 and had an aggregate carrying value of $12.3 million at December 31, 2008. Based on their carrying values, 51.8% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
Note 11. Debt
Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $1.9 billion as of December 31, 2008. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 7.7% and variable annual interest rates ranging from 5.2% to 6.7% and maturity dates ranging from 2014 to 2031 as of December 31, 2008.
CPA®:16 – Global 2008 10-K — 70

Notes to Consolidated Financial Statements
Scheduled debt principal payments during each of the next five years following December 31, 2008 and thereafter are as follows (in thousands):

Years ended December 31,	Total
2009	$18,299
2010	22,190
2011	25,277
2012	27,730
2013	30,553
Thereafter through 2031	1,311,480

1,435,529
Unamortized discount	2,697

Total	$1,438,226

An unconsolidated venture in which we hold a 25% ownership interest had $113.8 million of non-recourse mortgage debt as of December 31, 2008 that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, which it released to the venture in May 2008 as a result of the tenant’s renewed and continued compliance with these loan covenants. Our interest in this venture had a carrying value of $16.1 million at December 31, 2008.
Note 12. Commitments and Contingencies
As of December 31, 2008, we were not involved in any material litigation. We note the following:
State Securities Matters
The Maryland Securities Commission, the Arkansas Securities Department and the Alabama Securities Commission have each sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and/or CPA®:15 relating to a previously settled SEC investigation described in Note 13. While it is possible that Maryland, Arkansas, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceeding, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 13.
Note 13. Advisor Settlement of SEC Investigation
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
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs, but not us. The compensation arrangements principally involved payments, aggregating in excess of $9.6 million, made to a broker-dealer which distributed the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the
CPA®:16 – Global 2008 10-K — 71

Notes to Consolidated Financial Statements
CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $20 million, including interest, to the affected CPA® REITs and paid a $10 million civil penalty. We did not receive any portion of those payments because we were not one of the CPA® REITs involved in the matters being investigated.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our chief financial officer, and Claude Fernandez, who was formerly WPC’s and our chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
Note 14. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the years ended December 31, 2008, 2007 and 2006, distributions per share reported for tax purposes were as follows:

	2008	2007	2006
Ordinary income (1)	$0.16	$0.45	$0.62
Return of capital	0.50	0.20	0.02

Total distributions	$0.66	$0.65	$0.64

(1)	Decrease in per share amount in 2008 was primarily due to fees paid to the Advisor and deducted for income tax purposes in 2008 as a result of meeting our performance criterion in June 2007.
We declared a quarterly distribution of $0.165 per share in December 2008, which was paid in January 2009 to shareholders of record as of December 31, 2008.
Accumulated Other Comprehensive Income
As of December 31, 2008 and 2007, Accumulated other comprehensive income reflected in our shareholders’ equity is comprised of the following (in thousands):

	2008	2007
Unrealized gain (loss) on marketable securities	$38	$(17)
Foreign currency translation adjustment	3,638	29,490
Unrealized (loss) gain on derivative instrument	(1,536)	2,432

Accumulated other comprehensive income	$2,140	$31,905

Note 15. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for 2007 included $0.4 million in expenses that related to the years ended December 31, 2005 and 2006, which had not previously been accrued (Note 2).
CPA®:16 – Global 2008 10-K — 72

Notes to Consolidated Financial Statements
We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.1 million increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $0.1 million of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$424	$84
Additions based on tax positions related to the current year	170	176
Additions for tax positions of prior years	—	193
Reductions for tax positions of prior years	—	(29)
Settlements	—	—
Reductions for expiration of statute of limitations	(121)	—

Balance at December 31,	$473	$424

At December 31, 2008, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we have $0.1 million of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2008. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries own hotels that are managed on our behalf by third party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes pursuant to FASB Statement No. 109. These entities have operated since inception at losses for federal income taxes purposes and a full valuation allowances with respect to net assets including net operating loss carryforwards.
Note 16. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments.
Geographic information for the real estate ownership segment is as follows (in thousands):

2008	Domestic	Foreign (a)	Total Company
Revenues	$135,816	$103,639	$239,455
Total long-lived assets (b)	1,287,051	903,465	2,190,516

2007	Domestic	Foreign (a)	Total Company
Revenues	$90,732	$75,455	$166,187
Total long-lived assets (b)	1,218,908	951,071	2,169,979

2006	Domestic	Foreign (a)	Total Company
Revenues	$53,162	$14,522	$67,684
Total long-lived assets (b)	757,977	385,931	1,143,908

(a)	Consists of operations in the European Union, Mexico, Canada and Asia.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
CPA®:16 – Global 2008 10-K — 73

Notes to Consolidated Financial Statements
Note 16. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Revenues	$56,258	$61,678	$61,353	$60,166
Operating expenses	(25,942)	(27,262)	(29,391)	(30,710)
Net income (a)	5,812	7,833	5,004	1,598
Earnings per share	0.05	0.06	0.04	0.02
Distributions declared per share	0.1637	0.1642	0.1647	0.1650

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$24,839	$42,132	$46,253	$52,963
Operating expenses	(10,540)	(15,596)	(17,488)	(22,452)
Net income (a)	11,298	10,043	10,362	2,501
Earnings per share	0.10	0.09	0.08	0.02
Distributions declared per share	0.1617	0.1622	0.1627	0.1632

(a)	Net income for the three months ended December 31, 2008 includes the recognition of impairment charges totaling $4 million, including $0.9 million on several properties to reflect the declines in their unguaranteed residual values and $3.1 million on two ventures to reduce their carrying value ($1.7 million - Thales S.A.; $1.4 million - Lindenmaier A.G.). The Thales entity (not our proportionate share) recognized an impairment charge under SFAS 144 of $35.4 million as of December 31, 2008. While we recognized a portion of this amount through our ownership interest, it was limited to our investment basis. Net income for the three months ended December 31, 2007 includes the recognition of an impairment of $6 million to reduce the carrying value of an equity investment in real estate to the estimated fair value of the underlying venture’s net assets.
Note 18. Subsequent Events
In February 2009, a venture in which we and an affiliate each hold 50% interests and which we consolidate, purchased the existing $39.1 million non-recourse debt from the lender at a discount for $32.5 million and simultaneously obtained new non-recourse debt of $29 million. The new non-recourse debt has a term of three years, plus two one-year extensions, and a LIBOR cap strike rate of 5%.
In March 2009, an entity in which we and two affiliates hold 27.25% and 72.75% interests, respectively, completed a sale-leaseback transaction with respect to a portion of the leasehold condominium interest encompassing approximately 750,000 rentable square feet in the office headquarters of The New York Times Company in New York for a total cost of approximately $234 million, of which our share is approximately $64 million. We funded our portion of the purchase price with proceeds from our second public offering. The jointly owned entity did not obtain debt financing for the transaction. We expect to account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
CPA®:16 – Global 2008 10-K — 74

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution and office facilities in Englewood, California and industrial facility in Chandler, AZ	$8,166	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$1,009	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	14,981	9,800	19,960	—	—	9,800	19,960	29,760	2,225	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,260	2,247	—	—	156	2,403	—	2,403	—	Aug. 2004	N/A
Office facility in Tinton Falls, NJ	9,251	1,700	12,934	—	—	1,700	12,934	14,634	1,388	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	25,165	6,280	3,551	27,331	—	6,280	30,882	37,162	2,547	Sep. 2004	40 yrs.
Office facility in Southfield, MI	8,433	1,750	14,384	—	—	1,750	14,384	16,134	1,423	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	4,061	760	6,885	—	2	760	6,887	7,647	681	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	9,607	2,120	12,468	—	—	2,120	12,468	14,588	1,234	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	16,442	8,942	10,547	6,159	3,403	10,022	19,029	29,051	1,746	Jan. 2005	40 yrs.
Industrial facility in Allen TX and office facility in Sunnyvale, CA	15,204	10,960	9,933	—	—	10,960	9,933	20,893	962	Feb. 2005	40 yrs.
Industrial facility in Shelby, NC	3,572	550	6,084	7	(1)	550	6,090	6,640	590	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Fernley, NV; Erwin, TN and Gainsville, TX	4,495	1,190	5,961	—	—	1,190	5,961	7,151	577	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	77,716	19,000	70,490	—	—	19,000	70,490	89,490	6,682	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME and Portsmouth, RI	11,083	20,130	—	—	—	20,130	—	20,130	—	May. 2005	N/A
Industrial facilities in Peru, IL, Huber Heights, Lima and Sheffield, OH and Lebanon, TN and office facility in Lima, OH	18,476	1,720	23,439	—	—	1,720	23,439	25,159	2,124	May. 2005	40 yrs.
Industrial facility in Cambridge, Canada	5,705	800	8,158	—	315	830	8,443	9,273	765	May. 2005	40 yrs.
Education facility in Nashville, TN	6,311	200	8,485	9	—	200	8,494	8,694	752	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	280	Jul. 2005	40 yrs.
Warehouse/distribution facility in Norwich, CT	14,996	1,400	6,698	28,356	3	2,600	33,857	36,457	2,057	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	5,899	1,264	7,885	—	(1,706)	1,014	6,429	7,443	542	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,299	460	4,314	—	(728)	460	3,586	4,046	296	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	7,428	—	12,266	—	1,975	—	14,241	14,241	1,504	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	22,489	1,600	8,638	18,185	—	4,200	24,223	28,423	1,448	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA (e)	15,945	648	2,896	23,295	—	1,046	25,793	26,839	1,030	Dec. 2005	40 yrs.
Residential facility in Laramie, WY (e)	17,290	1,650	1,601	21,450	—	1,650	23,051	24,701	1,002	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilites in Houston, Weimar, Conroe and Odessa, TX	8,385	2,457	9,958	—	190	2,457	10,148	12,605	1,041	Mar. 2006	20 - 30 yrs.
Office facility in Greenville, SC	10,411	925	11,095	—	57	925	11,152	12,077	930	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, NJ	27,825	10,750	32,292	—	98	10,750	32,390	43,140	2,421	Apr. 2006	35 - 39 yrs.
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,853	1,900	5,882	—	—	1,900	5,882	7,782	368	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	10,125	500	14,651	—	—	500	14,651	15,151	1,180	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia (1)	—	5,740	3,927	21	470	6,043	4,115	10,158	266	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	8,683	1,100	9,448	—	—	1,100	9,448	10,548	512	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,691	800	4,368	—	2,571	1,737	6,002	7,739	237	Oct. 2006	40 yrs.

CPA®:16 – Global 2008 10-K — 75

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facility in Auburn Hills, MI	13,381	3,780	17,434	—	(51)	3,780	17,383	21,163	943	Nov. 2006	40 yrs.
Office facility in Washington, MI	30,400	7,500	38,094	—	—	7,500	38,094	45,594	1,984	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	9,947	1,248	10,921	—	730	1,329	11,570	12,899	599	Dec. 2006	40 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,857	335	5,816	—	—	335	5,816	6,151	303	Dec. 2006	40 yrs.
Various transportation and warehouse facilities in France	33,049	4,341	6,254	2,680	28,674	34,998	6,951	41,949	443	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,831	1,660	9,464	—	—	1,660	9,464	11,124	473	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	13,908	2,300	15,433	—	—	2,300	15,433	17,733	772	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,381	2,575	5,683	—	—	2,575	5,683	8,258	296	Dec. 2006	38 - 40 yrs.
Warehouse/distribution facilities in Atlanta, Doraville and Rockmart, GA	58,197	10,060	72,000	—	—	10,060	72,000	82,060	3,817	Feb. 2007	30 - 40 yrs.
Industrial facility in Columbia, SC	24,875	640	26,924	7,317	—	640	34,241	34,881	1,417	Mar. 2007	40 yrs.
Industrial facility in Tuusula, Finland	16,654	1,000	16,779	8	989	1,057	17,719	18,776	956	Mar. 2007	32 yrs.
36 Retail facilities throughout Germany	395,653	83,345	313,769	7,629	17,267	88,022	333,988	422,010	16,315	Apr. 2007	30 - 40 yrs.
Warehouse/distribution facilities in Phoenix, AZ; Hayward, Vernon and South Gate, CA; Bedford Park, IL; Rock Hill, SC and Houston, TX	39,000	26,457	25,593	—	9	26,457	25,602	52,059	1,375	Jun. 2007	30 yrs.
Industrial facilities in Denver, CO and Nashville, TN	10,191	1,872	14,665	—	—	1,872	14,665	16,537	707	Jun. 2007, Jul. 2007	28 - 35 yrs.
Industrial facility in Sacramento, CA	30,565	—	42,477	4	—	—	42,481	42,481	1,505	Jul. 2007	40 yrs.
Industrial facilities in Guelph and Lagley, Canada	5,435	4,592	3,657	—	(1,133)	3,928	3,188	7,116	113	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,890	2,090	9,128	8	—	2,090	9,136	11,226	431	Jul. 2007	30 yrs.
Office facility in Harlingen, TX	4,082	700	5,115	—	4	700	5,119	5,819	213	Oct. 2007	30 yrs.
Industrial facility in Beaverton, MI	2,450	70	3,608	—	16	70	3,624	3,694	151	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS and Baltimore, MD	39,071	4,770	78,288	—	—	4,770	78,288	83,058	2,610	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	16,500	1,950	20,975	—	—	1,950	20,975	22,925	524	Dec. 2007	40 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS and Dallas, TX and land in Eagan, MN	24,123	10,430	32,063	—	(764)	10,430	31,299	41,729	660	Mar. 2008	30 - 40 yrs.
Industrial facility in Ylamylly, Finland	10,121	58	14,220	—	(1,405)	52	12,821	12,873	240	Apr. 2008	40 yrs.
Industrial facilities in Nurieux-Volognat, France and Monheim, Germany	—	1,478	15,528	—	(5,801)	1,339	9,866	11,205	130	Jun. 2008	38 yrs.
Industrial facility in Windsor, CT	—	425	1,160	—	(188)	425	972	1,397	12	Jun. 2008	39 yrs.
Office and industrial facilities in Wolfach, Bunde and Dransfeld, Germany	—	2,554	13,492	—	(5,655)	2,310	8,081	10,391	135	Jun. 2008	30 yrs.

	$1,205,808	$299,343	$1,179,850	$142,465	$39,502	$340,216	$1,320,944	$1,661,160	$76,943

CPA®:16 – Global 2008 10-K — 76

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (b)	Investments (c)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$14,496	$6,908	$21,012	$—	$(3,871)	$24,049	May. 2004
Industrial facility in Alberta, Calgary, Canada	1,958	—	3,468	41	227	3,736	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; Martinsburg, WV; warehouse/distribution facility in Fair Bluff, NC	15,631	2,980	29,191	—	(653)	31,518	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	17,959	4,279	26,628	49	(1,939)	29,017	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	20,601	—	38,189	—	(567)	37,622	May. 2005
Warehouse and distribution and office facilities in Newbridge, United Kingdom	13,324	3,602	21,641	2	(4,518)	20,727	Dec. 2005
Office facility in Marktheidenfeld, Germany	15,978	1,534	22,809	—	1,496	25,839	May. 2006
Retail facilities in Socorro, El Paso and Fabens, TX	14,890	3,890	19,603	31	(488)	23,036	Jul. 2006
Various transportation and warehouse facilities in France	29,900	23,524	33,889	6,360	(25,822)	37,951	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	27,352	13,291	26,417	68	1,710	41,486	Dec. 2006
Retail facility in Gronau, Germany	4,186	414	3,789	—	185	4,388	Apr. 2007
Industrial facility in St. Ingbert, Germany	18,040	1,610	29,466	—	852	31,928	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,087	56	3,528	—	59	3,643	Oct. 2007
Industrial facility in Elma, WA	3,947	1,300	5,261	—	12	6,573	Feb. 2008
Industrial facility in Eagan, MN	4,669	—	8,267	—	(5)	8,262	Mar. 2008
Industrial facilities in Nurieux-Volognat, France and Monheim, Germany	—	2,210	10,654	—	(1,304)	11,560	Jun. 2008

	$205,018	$65,598	$303,812	$6,551	$(34,626)	$341,335

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Operating Real Estate:
Hotel in Bloomington, MN	$—	$3,976	$7,492	$35,860	$—	$3,976	$43,352	$47,328	$1,664	Sep. 2006	40 yrs.
Hotel in Memphis, TN	27,400	4,320	33,202	930	(3,113)	4,320	31,019	35,339	1,642	Sep. 2007	30 yrs.

	$27,400	$8,296	$40,694	$36,790	$(3,113)	$8,296	$74,371	$82,667	$3,306

CPA®:16 – Global 2008 10-K — 77

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

(a)	Includes unamortized discount on a mortgage note.

(b)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(c)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(d)	Reconciliation of real estate and accumulated depreciation (see below):

(e)	Represents a triple net lease to a tenant for student housing.

	Reconciliation of Real Estate Accounted for
	Under the Operating Method
	December 31,
	2008	2007	2006
Balance at beginning of year	$1,602,512	$663,810	$392,210
Additions	102,864	773,065	265,389
Reclassification from real estate under construction	7,515	82,637	—
Reclassification from net investment in direct financing leases	—	25,788	—
Reclassification to intangible and other assets	(14,274)	—	—
Foreign currency translation adjustment	(37,457)	57,212	6,211

Balance at close of year	$1,661,160	$1,602,512	$663,810

	Reconciliation of Accumulated Depreciation
	December 31,
	2008	2007	2006
Balance at beginning of year	$42,238	$15,217	$5,595
Depreciation expense	36,094	26,171	9,515
Foreign currency translation adjustment	(1,389)	850	107

Balance at close of year	$76,943	$42,238	$15,217

	Reconciliation for Operating
	Real Estate
	December 31,
	2008	2007
Balance at beginning of year	$37,522	$—
Reclassification from real estate under construction	47,329	—
Reclassification to intangible assets	(3,114)	—
Addition	930	37,522

Balance at close of year	$82,667	$37,522

	Reconciliation for Accumulated
	Depreciation for Operating
	Real Estate
	December 31,
	2008	2007
Balance at beginning of year	$339	$—
Depreciation expense	2,967	339

Balance at close of year	$3,306	$339

At December 31, 2008, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.7 billion.

CPA®:16 – Global 2008 10-K — 78

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
as of December 31, 2008
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Note receivable issued to venture partner — Hellweg 2 transaction (a) (c)	8.0%	Apr. 2017	$331,841	$331,842
Construction line of credit provided to Ryder Properties, LLC (b) (c)	5.1%	Jun. 2010	9,695	9,695
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC (c)	6.3%	Feb. 2015	9,567	9,663

			$351,103	$351,200

(a)	Amounts are based on the exchange rate of the local currencies as of December 31, 2008.

(b)	Applicable annual interest rate as of December 31, 2008. Mortgage face and carrying values represent amounts funded on total commitment of $15.8 million.

(c)	Balloon payments equal to the face amount of the loan are due at maturity.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	December 31,
	2008	2007	2006
Balance at beginning of year	$358,079	$9,603	$29,798
Additions	7,965	315,940	—
Repayment	—	—	(20,000)
Accretion of principal	39	33	30
Amortization of premium	(6)	(6)	(60)
Writeoff of unamortized premium	—	—	(165)
Foreign currency translation adjustment	(14,877)	32,509	—

Balance at December 31,	$351,200	$358,079	$9,603

CPA® :16 – Global 2008 10-K — 79

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2008 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

CPA® :16 – Global 2008 10-K — 80

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
     (1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
     (3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement Form S-11 (No. 333-106838) filed on December 10, 2003

3.2	Bylaws of Registrant	Incorporated by reference to Pre-effective Amendment No. 1 to Registration Statement Form S-11 (No. 333-106838) filed on November 21, 2003

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement Form S-11 (No. 333-106838) filed on November 4, 2005

10.1	Selected Dealer Agreement by and among Corporate Property Associates 16 – Global Incorporated, Carey Financial, LLC, Carey Asset Management Corp., W. P. Carey & Co. LLC and Ameriprise Financial Services, Inc. dated March 27, 2006.	Incorporated by reference to Form 8-K filed on March 30, 2006.

CPA® :16 – Global 2008 10-K — 81

Exhibit No.	Description	Method of Filing

10.2	Amended and Restated Sales Agency Agreement by and between Corporate Property Associates 16 – Global Incorporated and Carey Financial, LLC dated March 27, 2006.	Incorporated by reference to Form 8-K filed on March 30, 2006.

10.3	Third Amended and Restated Advisory Agreement between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp. dated September 30, 2007	Incorporated by reference to Form 10-Q filed on November 14, 2007

10.4	Lease Agreement by and between Hellweg GmbH & Co. Vermögensverwaltungs KG, as Landlord, and Hellweg Die Profi-Baumärkte GmbH und Co. KG, as Tenant, dated February 28, 2007	Incorporated by reference to Form 10-K filed on March 31, 2008

10.5	First Amendment to Lease Agreement by and between Hellweg GmbH & Co. Vermögensverwaltungs KG, as Landlord, and Hellweg Die Profi-Baumärkte GmbH und Co. KG, as Tenant, dated April 4, 2007	Incorporated by reference to Form 10-K filed on March 31, 2008

10.6	Credit Agreement between HLWG Two (GER) LLC as Borrower, Capmark Bank Europe p.l.c. as Arranger, Agent and Security Trustee and Capmark AB No. 2 Limited as Original Lender, dated April 5, 2007	Incorporated by reference to Form 10-K filed on March 31, 2008

10.7	Credit Agreement between HLWG Two Lender SARL as Borrower, Capmark Bank Europe p.l.c. as Arranger, Agent and Security Trustee and Capmark AB No. 2 Limited as Original Lender, dated April 5, 2007	Incorporated by reference to Form 10-K filed on March 31, 2008

10.8	Irrevocable Put and Call Offers Regarding Limited Partnership Interests and Shares by Reinhold Semer, as Seller 2, and HLWG Two (GER) LLC, as Purchaser, dated April 5, 2007	Incorporated by reference to Form 10-K filed on March 31, 2008

10.9	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Form 10-Q filed on August 14, 2008

10.10	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Form 10-Q filed on August 14, 2008

21.1	Subsidiaries of registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA® :16 – Global 2008 10-K — 82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 3/26/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/26/2009

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer (Principal Executive Officer)	3/26/2009

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	3/26/2009

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2009

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/26/2009

/s/ Richard J. Pinola Richard J. Pinola	Director	3/26/2009

CPA® :16 – Global 2008 10-K — 83