Form 10-Q
period 2009-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2009-05-15
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 122,875,683 shares of common stock, $.001 par value, outstanding at May 11, 2009.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2008. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the year ended December 31, 2008. There has been no significant change in our critical accounting estimates.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 16 – Global Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:16 – Global 3/31/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$1,539,903	$1,584,217
Net investment in direct financing leases	328,798	341,335
Equity investments in real estate	239,081	185,120
Operating real estate, net	79,471	79,470
Real estate under construction	4,571	483
Notes receivable	331,898	351,200
Cash and cash equivalents	74,652	174,209
Intangible assets, net	161,146	168,088
Funds in escrow	27,777	52,163
Other assets, net	36,558	30,918

Total assets	$2,823,855	$2,967,203

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,385,841	$1,438,226
Accounts payable, accrued expenses and other liabilities	39,620	52,836
Prepaid and deferred rental income and security deposits	57,031	56,053
Due to affiliates	12,246	21,502
Distributions payable	20,169	20,140

Total liabilities	1,514,907	1,588,757

Redeemable noncontrolling interests	310,914	331,841

Commitments and contingencies
Equity:
CPA®:16 – Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 126,536,255 and 125,352,123 shares issued, respectively	127	125
Additional paid-in capital	1,141,507	1,130,135
Distributions in excess of accumulated earnings	(169,752)	(141,938)
Accumulated other comprehensive (loss) income	(15,205)	2,140

	956,677	990,462
Less, treasury stock at cost, 4,529,584 and 3,286,473 shares, respectively	(41,898)	(30,566)

Total CPA®:16 – Global shareholders’ equity	914,779	959,896

Noncontrolling interests	83,255	86,709

Total equity	998,034	1,046,605

Total liabilities and equity	$2,823,855	$2,967,203

Note: The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2009	2008
Revenues
Rental income	$37,555	$36,781
Interest income from direct financing leases	6,663	7,081
Interest income on notes receivable	6,659	7,281
Other real estate income	5,714	4,541
Other income	822	574

	57,413	56,258

Operating Expenses
Depreciation and amortization	(11,676)	(11,129)
Property expenses	(8,831)	(7,503)
Other real estate expenses	(4,441)	(4,040)
General and administrative	(2,552)	(3,270)
Impairment charge	(15,984)	—

	(43,484)	(25,942)

Other Income and Expenses
Income from equity investments in real estate	3,064	2,553
Other interest income	125	1,592
Gain on extinguishment of debt	6,512	—
Other income and expenses	(332)	2,532
Interest expense	(20,436)	(21,307)

	(11,067)	(14,630)

Income before income taxes	2,862	15,686
Provision for income taxes	(297)	(1,328)

Net Income	2,565	14,358

Less: Net income attributable to noncontrolling interests	(4,183)	(1,887)
Less: Net income attributable to redeemable noncontrolling interests	(6,027)	(6,659)

Net (loss) income attributable to CPA®:16 – Global shareholders	$(7,645)	$5,812

Earnings (Loss) Per Share
Net (loss) income attributable to CPA®:16 – Global shareholders	$(0.06)	$0.05

Weighted Average Shares Outstanding	122,789,807	119,940,316

Distributions Declared Per Share	$0.1653	$0.1637

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Net Income	$2,565	$14,358
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	(41,132)	43,133
Change in unrealized loss on derivative instruments	(1,099)	(1,262)
Change in unrealized gain (loss) on marketable securities	3	(19)

	(42,228)	41,852

Comprehensive (loss) income	(39,663)	56,210

Less: Net income attributable to noncontrolling interests	(4,183)	(1,887)
Less: Net income attributable to redeemable noncontrolling interests	(6,027)	(6,659)
Add: Foreign currency translation adjustment attributable to noncontrolling interests	3,954	(4,417)
Add: Change in unrealized loss on derivative instruments attributable to noncontrolling interests	2	—
Add: Foreign currency translation adjustment attributable to redeemable noncontrolling interests	20,927	(25,211)

Comprehensive (Loss) Income Attributable to CPA®:16 – Global Shareholders	$(24,990)	$18,036

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,
	2009	2008
Cash Flows — Operating Activities
Net income	$2,565	$14,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	11,966	12,170
Straight-line rent adjustments and amortization of rent-related intangibles	345	(299)
Income from equity investments in real estate in excess of distributions received	(635)	(1,409)
Issuance of shares to affiliate in satisfaction of fees due	3,026	3,395
Gain on extinguishment of debt	(6,512)	—
Realized loss (gain) on foreign currency transactions, net	796	(1,109)
Unrealized gain on foreign currency and derivative transactions, net	(464)	(1,423)
Impairment charge	15,984	—
Change in other operating assets and liabilities, net	(909)	1,786

Net cash provided by operating activities	26,162	27,469

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	5,503	653
Contributions to equity investments in real estate	(65,318)	(2,298)
Acquisitions of real estate and other capital expenditures	(17,560)	(61,477)
Funding/purchases of notes receivable	(1,807)	(815)
Funds placed in escrow for future acquisition and construction of real estate	—	(17,751)
Release of funds held in escrow for acquisition and construction of real estate	6,620	19,844
Proceeds from sale of land	120	—
Receipt of principal payment of mortgage note receivable	—	74
Payment of deferred acquisition fees to affiliate	(9,082)	(29,546)

Net cash used in investing activities	(81,524)	(91,316)

Cash Flows — Financing Activities
Distributions paid	(20,140)	(19,432)
Distributions paid to noncontrolling interests	(12,469)	(7,198)
Contributions from noncontrolling interests	2,543	—
Proceeds from mortgages and notes payable	29,000	88,972
Scheduled payments of mortgage principal	(3,979)	(3,986)
Prepayment of mortgages and note payable	(32,500)	(3,286)
Deferred financing costs and mortgage deposits, net of deposits refunded	(284)	(371)
Proceeds from issuance of shares, net of costs of raising capital	8,348	8,302
Purchase of treasury stock	(11,332)	(2,150)

Net cash (used in) provided by financing activities	(40,813)	60,851

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(3,382)	1,210

Net decrease in cash and cash equivalents	(99,557)	(1,786)
Cash and cash equivalents, beginning of period	174,209	211,759

Cash and cash equivalents, end of period	$74,652	$209,973

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 3/31/2009 10-Q — 5

Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
Corporate Property Associates 16 – Global Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our portfolio consisted of our full or partial ownership interests in 391 properties leased to 79 tenants, totaling approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99.8%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as noncontrolling interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
CPA®:16 – Global 3/31/2009 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We have investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from such investments totaled $25.4 million and $18.1 million for the three months ended March 31, 2009 and 2008, respectively. These investments, which consisted of real estate, net, net investment in direct financing leases, and equity investments in real estate, totaled $856.4 million and $903.5 million as of March 31, 2009 and December 31, 2008, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of several accounting pronouncements in the current period.
Adoption of New Accounting Pronouncements
SFAS 157
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 7), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position and results of operations.
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements. During the three months ended March 31, 2009, we made investments totaling $69.3 million that were deemed to be acquisitions. Costs and fees capitalized in connection with this investment activity totaled $3.1 million. We did not make any investments that were deemed to be business combinations during the three months ended March 31, 2009.
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009 (Note 9).
SFAS 161
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. We adopted SFAS 161 as required on January 1, 2009 (Note 8).
FSP 142-3
FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as
CPA®:16 – Global 3/31/2009 10-Q — 7

Notes to Consolidated Financial Statements
required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements
FSP 107-1
In April 2009, the FASB issued Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”). FSP 107-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The disclosure requirements in FSP 107-1 are effective beginning in the second quarter of 2009.
FSP 157-4
In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. FSP 157-4 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 157-4 will have on our financial position and results of operations.
FSP 115-2 and 124-2
In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”). FSP 115-2 & 124-2 amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 & 124-2 is effective beginning in the second quarter of 2009. We are currently assessing the potential impact that the adoption of FSP 115-2 & 124-2 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. Asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in cash and performance fees in restricted shares of our common stock. We incurred base asset management fees of $2.9 million and $3 million for the three months ended March 31, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of March 31, 2009, the advisor owned 4,898,872 shares (4%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfaction of the 6% performance criterion. Unpaid installments bear interest at an annual rate of 5%. Current acquisition fees were $1.7 million and $1.4 million for investments that were acquired during the three months ended March 31, 2009 and 2008, respectively. Deferred acquisition fees were $1.4 million and $1.1 million for investments that were acquired during the three months ended March 31, 2009 and 2008, respectively. In addition, in May 2008, CPA®:17 – Global assumed from us deferred acquisition fees payable totaling $0.6 million in connection with its purchase from us of an additional interest in a venture as described below. Unpaid deferred installments totaled $8 million and $15.7 million as of March 31, 2009 and December 31, 2008, respectively, and were included in Due to affiliates in the consolidated financial statements. Annual installments of $9.1 million and $29.5 million in deferred fees were paid in cash to the advisor in January 2009 and 2008, respectively.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in
CPA®:16 – Global 3/31/2009 10-Q — 8

Notes to Consolidated Financial Statements
providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.8 million and $1 million for the three months ended March 31, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor will be entitled to receive subordinated disposition fees based on the total consideration received by us for the sale of our investments. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. Payment of such amount, however, cannot be made until the subordination provisions are met. We have not sold any of our assets as of March 31, 2009 and no such disposition fees have been accrued.
We own interests in entities ranging from 25% to 70%, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended March 31, 2009 and 2008. Based on current gross revenues, our current share of future annual minimum lease payments would be $0.8 million through 2016.
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
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$325,886	$340,216
Buildings	1,298,581	1,320,944
Less: Accumulated depreciation	(84,564)	(76,943)

	$1,539,903	$1,584,217

The valuation of impaired real estate assets is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, actual sales negotiations and bona fide purchase offers received from third parties and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence. In general, we consider multiple valuation techniques when measuring fair value of an investment. However, in certain circumstances, a single valuation technique may be appropriate. The fair value of real estate investments generally reflects sale costs as required by SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which may be incurred upon disposition of real estate investments.

In accordance with SFAS 144, during the first quarter of 2009 we recognized an impairment charge of $16 million on a domestic property to reduce the property’s carrying value of $29.3 million to its estimated fair value of $13.3 million.
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Land	$8,296	$8,296
Buildings	75,260	74,480
Less: Accumulated depreciation	(4,085)	(3,306)

	$79,471	$79,470

In connection with our acquisition of properties, we have recorded net lease intangibles of $147.1 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.1 million and $2 million for the three months ended March 31, 2009 and 2008, respectively.
CPA®:16 – Global 3/31/2009 10-Q — 9

Notes to Consolidated Financial Statements
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
We have an investment in a mortgage loan (an Acquisition, Development and Construction, or “ADC,” arrangement) where we participate in residual interests through the loan provisions or other contracts and which we have concluded is more appropriately treated as a hypothetical investment in real estate. This investment is reflected as part of equity method investments in real estate and our loan position is treated as preference capital to the hypothetical partnership rather than a loan, with no interest income recorded.
Our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable, are presented below (dollars in thousands):

	Ownership Interest at	Carrying Value
Lessee	March 31, 2009	March 31, 2009	December 31, 2008
Equity Investments in Real Estate:
The New York Times Company (a)	27%	$64,237	$—
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	34,546	34,817
Schuler A.G. (b)	33%	20,863	22,982
Frontier Spinning Mills, Inc.	40%	15,558	15,551
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	15,437	16,058
Police Prefecture, French Government (b)	50%	8,411	13,310
TietoEnator Plc (b)	40%	7,866	8,385
Pohjola Non-life Insurance Company (b)	40%	7,187	7,696
OBI A.G. (b)	25%	6,865	8,829
Actebis Peacock GmbH (b)	30%	5,498	5,833
Lindenmaier A.G. (b)	33%	4,101	4,565
Actuant Corporation (b)	50%	2,691	2,845
Consolidated Systems, Inc.	40%	2,151	2,164
Thales S.A. (b)(c)	35%	—	—

		195,411	143,035

ADC Equity Arrangement:
Soho House Beach House LLC (d)	N/A	43,670	42,085

		$239,081	$185,120

(a)	We acquired our interest in this investment during the first quarter of 2009 (Note 6).

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	We recognized other than temporary impairment charges totaling $1.7 million during 2008 to reduce the carrying value of our investment to its estimated fair value. As of March 31, 2009 and December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero.

(d)	The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At March 31, 2009 and December 31, 2008, we had funded $38 million and $37 million, respectively, of our total commitment of $62.5 million.
CPA®:16 – Global 3/31/2009 10-Q — 10

Notes to Consolidated Financial Statements
Combined summarized financial information of our interests in venture properties (for the entire venture, not our proportionate share) is presented below (in thousands):

	March 31, 2009	December 31, 2008
Assets	$1,506,656	$1,388,116
Liabilities	(860,923)	(911,235)

Partners’ and members’ equity	$645,733	$476,881

	Three months ended March 31,
	2009	2008
Revenues	$30,462	$29,939
Expenses	(21,068)	(21,811)

Net income	$9,394	$8,128

Income from equity investments in real estate (a)	$3,064	$2,553

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
Note 6. Acquisitions of Real Estate-Related Investments
Equity Investment in Real Estate Acquired
2009 — In March 2009, an entity in which we, our advisor and CPA®:17 – Global hold 27.25% 17.75% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence. In connection with this investment, which was not deemed to be an acquisition of a business pursuant to the provisions of SFAS 141R, the venture capitalized costs and fees totaling $8.7 million.
Real Estate Under Construction
In March 2009, we entered into a domestic build-to-suit project for a total cost of up to $5.1 million, based on estimated construction costs. In connection with this investment, which was not deemed to be an acquisition of a business pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $0.2 million. Costs incurred on this project through March 31, 2009 of $4.5 million have been included as Real estate under construction in the consolidated balance sheet. Real estate under construction totaled $0.5 million at December 31, 2008, of which $0.4 million was placed into service during the three months ended March 31, 2009.
Note 7. Fair Value Measurements
We account for financial and non-financial assets and liabilities in accordance with SFAS No. 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, respectively (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,786	$49,786	$—	$—
Marketable equity securities	2,119	—	—	2,119
Derivative assets	3,532	—	38	3,494

	$55,437	$49,786	$38	$5,613

Liabilities:
Derivative liabilities	$(486)	$—	$(486)	$—

CPA®:16 – Global 3/31/2009 10-Q — 11

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,203	$137,203	$—	$—
Marketable securities	2,192	—	—	2,192
Derivative assets	2,973	—	—	2,973

	$142,368	$137,203	$—	$5,165

Liabilities:
Derivative liabilities	$(520)	$—	$(520)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended March 31, 2009			Three months ended March 31, 2008
Beginning balance	$2,192	$2,973	$5,165	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	647	647	—	1,435	1,435
Included in other comprehensive income	3	(126)	(123)	(19)	485	466
Amortization and accretion	(76)	—	(76)	(74)	—	(74)

Ending balance	$2,119	$3,494	$5,613	$2,345	$8,166	$10,511

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$647	$647	$—	$1,435	$1,435

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
At March 31, 2009, we assessed the value of certain of our real estate investments in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, we recorded impairment charges totaling $16 million as described in Note 4, calculated based on market conditions and assumptions at March 31, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.
CPA®:16 – Global 3/31/2009 10-Q — 12

Notes to Consolidated Financial Statements
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. In connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
Our derivative instruments consisted of the following at March 31, 2009 and December 31, 2008, respectively (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Fair Value at	Fair Value at
	Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate caps	Other assets	$20	$—	$—	$—
Foreign exchange contracts	Other assets	18	—	—	—
Interest rate swaps	Other liabilities	—	—	(486)	(520)

		38	—	(486)	(520)

Derivatives not designated as hedging instruments under SFAS 133
Embedded credit derivatives	Other assets	2,616	2,095	—	—
Stock warrants	Other assets	878	878	—	—

		3,494	2,973	—	—

Total derivatives		$3,532	$2,973	$(486)	$(520)

CPA®:16 – Global 3/31/2009 10-Q — 13

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments and their location within the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in		Amount of Gain (Loss) Reclassified from
	OCI on Derivative (Effective Portion)		OCI into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging	Three months ended March 31,		Three months ended March 31,
Relationships	2009	2008	2009	2008
Interest rate caps (a) (b)	$20	$—	$—	$—
Interest rate swaps (a)	34	(376)	—	—
Foreign currency forward contracts (a) (c)	18	—	27	—

Total	$72	$(376)	$27	$—

(a)	During the three months ended March 31, 2009 and 2008, no gains or losses were reclassified from Other comprehensive income into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for the three months ended March 31, 2009. We obtained this interest rate cap in March 2009.

(c)	Gains (losses) reclassified from Other comprehensive income into income are included in Other income and expenses.

		Amount of Gain Recognized in
		Income on Derivatives
Derivatives not in SFAS 133 Cash		Three months ended March 31,
Flow Hedging Relationships	Location of Gain Recognized in Income	2009	2008
Embedded credit derivatives (a)	Other income and expenses	$647	$1,408
Stock warrants	Other income and expenses	—	27

Total		$647	$1,435

(a)	Includes gains attributable to noncontrolling interests totaling $0.5 million and $1 million for the three months ended March 31, 2009 and 2008, respectively.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Caps and Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using derivatives is to limit our exposure to interest rate movements.
The interest rate swap and interest rate cap derivative financial instruments that we had outstanding at March 31, 2009 are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	March 31, 2009
1-Month LIBOR	Interest rate cap (a)	29,000	5.0%	3/2009	3/2012	$20
1-Month LIBOR	“Pay-fixed” swap	4,000	6.7%	2/2008	2/2018	(486)

						$(466)

(a)	In February 2009, a venture in which we own a 50% interest and which we consolidate, repaid a $39 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained non-recourse mortgage financing of approximately $29 million. The new
CPA®:16 – Global 3/31/2009 10-Q — 14

Notes to Consolidated Financial Statements

debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6% at March 31, 2009, and therefore the interest rate cap was not in effect at that date.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $160 million and $171.4 million as of March 31, 2009 and December 31, 2008, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value liability of $8.5 million and $4.2 million at March 31, 2009 and December 31, 2008.
Foreign Currency Forward Contracts
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into these contracts, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.8 million, based on the exchange rate of the Euro at March 31, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. One of the contracts matured in March 2009.
Embedded Credit Derivatives
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
Other
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of March 31, 2009, we estimate that an additional $0.1 million will be reclassified as an increase to interest expense during the next year.
We have agreements with certain of our derivative counterparties that contain a provision where, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of March 31, 2009, the fair value of our derivatives was in a net liability position of $0.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at March 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.6 million.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified.
Approximately 61% of our current annualized lease revenue is generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans are located in the European Union, with Germany (26%) representing the only significant concentration (10% or more of current annualized lease revenue)
CPA®:16 – Global 3/31/2009 10-Q — 15

Notes to Consolidated Financial Statements
internationally. As of March 31, 2009, one German tenant, Hellweg 2, accounted for 19% of our current annualized lease revenue, inclusive of noncontrolling interests. No other tenant accounted for more than 10% of annualized lease revenue in 2008.
As of March 31, 2009, our directly owned real estate properties contain significant concentrations in the following asset types: industrial (49%), retail (18%), warehouse/distribution (15%) and office (13%); and in the following tenant industries: retail (24%) and chemicals, plastics, rubber and glass (10%).
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and continued and substantially worsened during 2008 and into the first quarter of 2009 could affect companies in any industry in the future. Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have seven tenants in automotive related industries, two of which filed for bankruptcy protection recently. These seven tenants accounted for lease revenues and income from equity investments of $4.2 million, or 8.8%, for the three months ended March 31, 2009 and had an aggregate carrying value of $174.4 million at March 31, 2009. The tenants that are currently operating under bankruptcy protection accounted for lease revenue and income from equity investments of $0.8 million, or 1.7%, for the three months ended March 31, 2009 and had an aggregate carrying value of $35.7 million at March 31, 2009. Based on their carrying values, 50.5% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our financial position and results of operations.
Note 9. Noncontrolling Interests
On January 1, 2009, we adopted SFAS No. 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2009.
A reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests is presented below (in thousands):

		CPA®:16 – Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$1,094,653	$1,021,097	$73,556
Shares issued	44,633	44,633	—
Contributions	24,396	—	24,396
Net income	19,208	20,262	(1,054)
Distributions	(86,446)	(79,719)	(6,727)
Change in other comprehensive income (loss)	(33,227)	(29,765)	(3,462)
Shares repurchased	(16,612)	(16,612)	—

Balance at January 1, 2009	1,046,605	959,896	86,709

Shares issued	11,374	11,374	—
Contributions	2,543	—	2,543
Net income	(3,462)	(7,645)	4,183
Distributions	(26,393)	(20,169)	(6,224)
Change in other comprehensive income (loss)	(21,301)	(17,345)	(3,956)
Shares repurchased	(11,332)	(11,332)	—

Balance at March 31, 2009	$998,034	$914,779	$83,255

Redeemable Noncontrolling Interests
As a result of adopting SFAS 160 on January 1, 2009, we account for the noncontrolling interests in a note receivable recorded in connection with the Hellweg 2 transaction in 2007 as redeemable noncontrolling interests because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.
CPA®:16 – Global 3/31/2009 10-Q — 16

Notes to Consolidated Financial Statements
A reconciliation of redeemable noncontrolling interests at March 31, 2009 is as follows (in thousands):

Balance at January 1, 2008	$346,718
Foreign currency translation adjustment	(14,877)

Balance at January 1, 2009	331,841
Foreign currency translation adjustment	(20,927)

Balance at March 31, 2009	$310,914

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
We conduct business in the various states and municipalities within the U.S. and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” At March 31, 2009, we had unrecognized tax benefits of $0.5 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had approximately $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries operate hotels that are managed on our behalf by third party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes pursuant to FASB Statement No. 109, “Accounting for Income Taxes.” One of these subsidiaries has operated at a loss since inception and we have recorded a full valuation allowance for this subsidiary’s net operating loss carryforwards. The other subsidiary turned profitable in the first quarter of 2009 and we have recorded a tax provision for this subsidiary.
CPA®:16 – Global 3/31/2009 10-Q — 17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of March 31, 2009, our portfolio consisted of our full or partial ownership interest in 391 properties leased to 79 tenants, totaling approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99.8%. We were formed in 2003 and are managed by WPC and its subsidiaries.
Highlights
Highlights during the first quarter of 2009
–	Acquired investments totaling $69.3 million, comprised of $64.2 million for The New York Times Company transaction and $5.1 million for a domestic build-to-suit project.

–	Incurred an impairment charge of $16 million on a domestic investment.

–	Repaid the $39 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million, inclusive of noncontrolling interest of $3.2 million. Concurrent with this repayment, we obtained new non-recourse debt of $29 million with a term of three years, plus two one-year extensions.

–	Our quarterly cash distribution increased to $0.1653 per share for the first quarter of 2009, or $0.66 per share on an annualized basis.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2009	2008
Total revenues	$57,413	$56,258
Net (loss) income attributable to CPA®:16 – Global shareholders(a)	(7,645)	5,812
Cash flow from operating activities	26,162	27,469

(a)	Net loss attributable to CPA®:16 – Global shareholders for the three months ended March 31, 2009 reflected the recognition of the $16 million impairment charge.
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
CPA®:16 – Global 3/31/2009 10-Q — 18

Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened throughout 2008 and into the first quarter of 2009, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through March 31, 2009 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress for our tenants, with one recently filing for bankruptcy protection, and higher levels of redemption requests by shareholders than in the past. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view as of the date of this Report of current trends is presented below:
Financing Conditions
The real estate financing markets continued to deteriorate during 2009, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. At present, financing for larger transactions and for certain property types is not available. These conditions may also affect our ability to sell assets.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property. We have no balloon payments due until 2011.
Net Asset Values
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of market conditions worsening during 2009, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-lease or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $9.80, a 2% decline from our December 31, 2007 estimated net asset value per share of $10.00. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance, that, if we were to calculate our estimated net asset value at March 31, 2009, it would not be less than $9.80 per share, particularly given current market volatility.
Corporate Defaults
We expect that corporate defaults are likely to increase during the remainder of 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease, both in general and upon filing for bankruptcy. In addition, we have attempted to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the leased asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. In a bankruptcy proceeding, it is also possible that a net lease transaction could be recharacterized as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, although we might have rights as a secured lender, and those rights would not include the right to compel the tenant to timely perform its obligations under the lease, which could result in a loss of our lease income.
CPA®:16 – Global 3/31/2009 10-Q — 19

We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including among others automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. We believe that our portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risk. Our portfolio does not have a significant concentration of tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We continued to see a small increase in rent delinquencies during 2009 and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect that there may be additional corporate defaults during the remainder of 2009.
The deterioration in the credit and real estate financing markets during 2008 and continuing in 2009 could affect companies in any industry in the future. Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. We currently have seven tenants in automotive related industries, two of which filed for bankruptcy protection recently. These seven tenants accounted for lease revenues and income from equity investments of $4.2 million, or 8.8%, for the three months ended March 31, 2009 and had an aggregate carrying value of $174.4 million at March 31, 2009. The tenants that are currently operating under bankruptcy protection accounted for lease revenue and income from equity investments of $0.8 million, or 1.7%, for the three months ended March 31, 2009 and had an aggregate carrying value of $35.7 million at March 31, 2009. Based on their carrying values, 50.5% of these investments are international (in the European Union, Canada and Mexico). To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that additional tenants may file for bankruptcy and may disaffirm their leases as part of their bankruptcy reorganization plans.

The net results of these trends may have an adverse impact on our results of operations, including but not limited to, future impairment charges.
Redemptions
As compared to prior years, we are experiencing higher levels of requests for share redemptions, which consume cash. At present, however, we are not experiencing conditions that have affected our ability to continue to fulfill investor redemption requests.
Consumer Price Index (“CPI”)
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a lower level of rent increases in our portfolios in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the final weeks of the first quarter of 2009, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2009 strengthened by approximately 13% in comparison to the first quarter of 2008, resulting in a negative impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro is likely to have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 39% and 35% of our annualized lease revenues for the three months ended March 31, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Rental income	$37,555	$36,781
Interest income from direct financing leases	6,663	7,081

	$44,218	$43,862

CPA®:16 – Global 3/31/2009 10-Q — 20

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Three months ended March 31,
Lessee	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$8,342	$9,349
Telcordia Technologies, Inc.	2,342	2,296
Berry Plastics Corporation	1,660	1,671
Nordic Cold Storage LLC	1,624	1,564
Fraikin SAS (b)	1,395	1,587
The Talaria Company (Hinckley) (c)	1,244	1,247
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (d) (e)	1,145	1,024
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b)	1,129	1,096
Huntsman International, LLC	1,006	1,006
Best Brands Corp. (f)	988	—
Ply Gem Industries, Inc. (b)	959	959
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b)	940	966
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (e) (g)	896	913
Holopack International Corp.	893	893
TRW Vehicle Safety Systems Inc. (e)	892	892
Bob’s Discount Furniture, LLC	860	878
Foss Manufacturing Company, LLC	857	866
Universal Technical Institute of California, Inc.	836	845
Kings Super Markets Inc.	835	845
Finisar Corporation	805	803
Performance Fibers GmbH (b)	804	904
Dick’s Sporting Goods, Inc. (c)	784	784
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (e)	632	725
Other (b) (d) (e)	12,350	11,749

	$44,218	$43,862

(a)	We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	These revenues are generated in consolidated joint ventures, generally with affiliates, and include lease revenues applicable to noncontrolling interests totaling $9.9 million and $10 million for the three months ended March 31, 2009 and 2008, respectively.

(d)	Increase was due to CPI-based (or equivalent) rent increase.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $0.7 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.

(f)	We acquired our interest in this investment during 2008.

(g)	This tenant filed for bankruptcy protection in Germany in November 2008.
CPA®:16 – Global 3/31/2009 10-Q — 21

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2009	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$7,136	$7,136
OBI A.G. (a)	25%	3,908	4,410
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	3,430	3,861
Thales S.A. (a)	35%	3,342	3,624
Pohjola Non-life Insurance Company (a)	40%	2,120	2,352
TietoEnator Plc (a)	40%	1,980	2,213
The New York Times Company (b)	27%	1,850	—
Police Prefecture, French Government (a)	50%	1,843	2,018
Schuler A.G. (a)	33%	1,520	1,720
Frontier Spinning Mills, Inc. (c)	40%	1,109	—
Actebis Peacock GmbH (a) (c)	30%	949	—
Lindenmaier A.G. (a) (d)	33%	603	666
Consolidated Systems, Inc.	40%	449	453
Actuant Corporation (a)	50%	423	483

		$30,662	$28,936

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this investment during 2009.

(c)	We acquired our interest in this investment during 2008.

(d)	Tenant operates in the automotive industry and is currently operating under bankruptcy protection.
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under the provisions of FIN 46R. Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of March 31, 2009, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $12.1 million, inclusive of noncontrolling interests of $9 million.
Lease Revenues
Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and expect lease revenue from our international investments to fluctuate in the future in connection with exchange rate movements in foreign currencies.
For the three months ended March 31, 2009 as compared to the same period in 2008, lease revenues increased by $0.4 million. Lease revenues from investments entered into during 2008 contributed $1.9 million of the increase to lease revenue, while scheduled rent increases at several properties contributed $1 million. These increases were substantially offset by the negative impact of fluctuations in foreign currency exchange rates totaling $2.6 million.
Interest Income on Notes Receivable
For the three months ended March 31, 2009 as compared to the same period in 2008, interest income on notes receivable decreased by $0.6 million, primarily as a result of the impact of fluctuations in foreign currency exchange rates on our investment in a note receivable in connection with the Hellweg 2 transaction.
CPA®:16 – Global 3/31/2009 10-Q — 22

Other Real Estate Income
Other real estate income generally consists of revenue from taxable subsidiaries that earn revenue from domestic hotels.
For the three months ended March 31, 2009 as compared to the same period in 2008, other real estate income increased by $1.2 million. The full quarter impact of income earned from a hotel property placed into service in the first quarter of 2008 contributed the majority of the increase.
Property Expenses
For the three months ended March 31, 2009 as compared to the same period in 2008, property expenses increased by $1.3 million, primarily due to an increase in uncollected rent expense as a result of a higher number of tenants who are experiencing financial difficulties.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses incurred by taxable subsidiaries that earn revenue from domestic hotels.
For the three months ended March 31, 2009 as compared to the same period in 2008, other real estate expenses increased by $0.4 million, primarily due to the full quarter impact of expenses incurred at a hotel property placed into service in the first quarter of 2008.
General and Administrative
For the three months ended March 31, 2009 as compared to the same period in 2008, general and administrative expenses decreased by $0.7 million, primarily due to a reduction in professional services fees of $0.5 million in 2009. In addition, our share of expenses allocated by the advisor according to a formula based on gross revenues decreased by $0.2 million in comparison to the prior year as a result of the growth in gross revenues of certain of our affiliates.
Impairment Charge
During the three months ended March 31, 2009, we recognized an impairment charge of $16 million on a domestic property to reduce the carrying value of the property to its estimated fair value as a result of a significant deterioration in the tenant’s financial outlook during the first quarter of 2009.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2009 as compared to the same period in 2008, income from equity investments in real estate increased by $0.5 million, primarily due to income earned on equity investments entered into during 2008 and 2009 totaling $1 million. This increase was partially offset by the negative impact of fluctuations in foreign currency exchange rates of $0.5 million.
Other Interest Income
For the three months ended March 31, 2009 as compared to the same period in 2008, other interest income decreased by $1.5 million, primarily due to lower average cash balances as a result of using the proceeds received from our second public offering to make investments in real estate during 2008 and 2009, and lower rates of return earned on such balances due to current market conditions.
Gain on extinguishment of Debt
In February 2009, a venture in which we and an affiliate each hold 50% interests, which we consolidate, repaid the existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.
Other Income and Expenses
Other income and expenses generally consist of gains and losses on foreign currency transactions and derivative instruments. We have foreign operations and as such are subject to the effects of exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. We are currently a net receiver of the foreign currencies (we receive more cash than we pay out), and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and recognize unrealized foreign currency translation gains and losses in earnings due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries. We also have certain derivative instruments, including an embedded credit derivative and common stock warrants, for which realized and unrealized
CPA®:16 – Global 3/31/2009 10-Q — 23

gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended March 31, 2009, we recognized other expenses of $0.3 million, compared to other income of $2.5 million in the same period in 2008. During the three months ended March 31, 2009, we recognized net losses on foreign currency transactions of $1 million, as compared with net gains of $0.7 million during the same period in 2008. The decrease is primarily due to a reduction in overall cash balances held in foreign accounts due to the repatriation of cash during 2008. Cash balances held in foreign accounts totaled $19.6 million at March 31, 2009 as compared with $30.4 million at March 31, 2008 (at then-current exchange rates). The relative strengthening of the U.S. dollar during the current period as compared with the same period in 2008 also contributed to the decrease. In addition, net gains on an embedded credit derivative recognized by Hellweg 2 during the three months ended March 31, 2009 decreased by $0.8 million.
Provision for Income Taxes
For the three months ended March 31, 2009 as compared to the same period in 2008, provision for income taxes decreased by $1 million, primarily due to a decrease in trade taxes for our international investments. In addition, provision for income taxes in the current period included a refund of $0.6 million for trade taxes we paid in 2008.
Noncontrolling Interests in Income
We consolidate investments in which we are deemed to have a controlling interest. Noncontrolling interests in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the noncontrolling interests.
For the three months ended March 31, 2009 as compared to the same period in 2008, noncontrolling interests in income increased by $2.3 million, primarily due to noncontrolling interests in gain on extinguishment of debt as described above, partially offset by the negative impact of fluctuations in foreign currency exchange rates.
Net (Loss) Income Attributable to CPA®:16 – Global Shareholders
For the three months ended March 31, 2009, the resulting net loss attributable to CPA®:16 – Global shareholders was $7.6 million, as compared to the resulting net income attributable to CPA®:16 – Global shareholders of $5.8 million for the three months ended March 31, 2008.
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
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2009, we used cash flows from operating activities of $26.2 million to fund distributions to shareholders of $20.1 million and to make scheduled mortgage principal installments of $4 million. We used distributions from equity investments in real estate in excess of equity income and our existing cash resources to pay distributions to noncontrolling interests partners of $12.5 million. For 2009, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $3 million through the issuance of restricted stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2009, we used $63.7 million to purchase an equity investment in The New York Times Company transaction (Note 6) and $17.6 million to fund construction costs at several build-to-suit
CPA®:16 – Global 3/31/2009 10-Q — 24

and expansion projects. In January 2009, we paid our annual installment of deferred acquisition fees, which totaled $9.1 million. In connection with an ADC arrangement and mortgage note receivable that we entered into in March 2007, we used $1.8 million to provide financing to the developer of a domestic build-to-suit property. Funds totaling $6.6 million were released from escrows that had previously been established for the purpose of constructing an expansion for a property in Germany. Cash inflows during this period also included distributions from equity investments in real estate of $5.5 million.
Financing Activities — In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the three months ended March 31, 2009, we prepaid the $39 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million. Concurrent with this repayment, we obtained new non-recourse debt of $29 million with a term of three years, plus two one-year extensions. We received $8.3 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $11.3 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. As of March 31, 2009, redemptions totaled approximately 2.3% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, requesting shares will be redeemed on a pro rata basis, subject in all cases to the discretion of the board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
Summary of Financing
The table below summarizes our non-recourse long-term debt as of March 31, 2009 and 2008, respectively (dollars in thousands).

	March 31,
	2009	2008
Balance
Fixed rate	$1,327,363	$1,491,015
Variable rate (a)	58,478	35,988

Total	$1,385,841	$1,527,003

Percent of total debt
Fixed rate	96%	98%
Variable rate (a)	4%	2%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.4%
Variable rate (a)	5.7%	4.9%

(a)	Included in variable rate debt at March 31, 2009 is (i) $3.9 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $29 million in variable rate debt that is subject to an interest rate cap, but for which the interest rate cap was not in effect at March 31, 2009 and (iii) $25.5 million in mortgage obligations that bore interest at a fixed rate but that have interest rate reset features that may change the interest rates to then prevailing market fixed rates at certain points in their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur during the next twelve months.
CPA®:16 – Global 3/31/2009 10-Q — 25

Cash Resources
As of March 31, 2009, our cash resources consisted of cash and cash equivalents of $74.7 million. Of these amounts, $19.6 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have unleveraged properties that had an aggregate carrying value of $123 million at March 31, 2009; however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments, as well as maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions primarily from cash generated by our operating activities.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), paying distributions to shareholders and noncontrolling interests and funding build-to-suit and lending commitments that we currently estimate to total $35.7 million, as well as other normal recurring operating expenses. We may also seek to use our cash resources to make new investments if attractive opportunities arise, and expect to maintain cash balances sufficient to meet working capital needs.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Non-recourse debt — Principal	$1,385,841	$19,152	$76,484	$58,096	$1,232,109
Deferred acquisition fees — Principal	16,599	9,082	7,517	—	—
Interest on borrowings and deferred acquisition fees (a)	661,531	81,558	159,778	149,618	270,577
Build-to-suit commitments (b)	6,026	6,026	—	—	—
Lending commitments (c)	29,688	29,688	—	—	—
Operating and other lease commitments (d)	57,464	1,721	3,492	3,556	48,695

	$2,157,149	$147,227	$247,271	$211,270	$1,551,381

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable variable interest rate and balance outstanding as of March 31, 2009.

(b)	Represents remaining build-to-suit commitments for two projects. Estimated total construction costs for the first project are currently projected to be $5.3 million, of which none was funded as of March 31, 2009. Estimated total construction costs for the second project are currently projected to be $4.9 million, of which $4.1 million was funded as of March 31, 2009.

(c)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $62.5 million and $15.8 million, respectively, of which $38 million and $10.7 million had been funded as of March 31, 2009, respectively.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $8.7 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2009. As of March 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Together with our advisor and certain of our affiliates, we acquired two related investments in 2007 in which we have a total effective ownership interest of 26% and that we consolidate, as we are the managing member of the ventures. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. In connection with the acquisition, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at March 31, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest - the aggregate of which would be approximately $2.2 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $98.7 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).
CPA®:16 – Global 3/31/2009 10-Q — 26

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at March 31, 2009 are presented below (dollars in thousands):

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$49,999	$71,080	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	305,237	167,220	5/2014
Actuant Corporation (a)	50%	14,931	11,276	5/2014
TietoEnator Plc (a)	40%	112,393	70,998	7/2014
Pohjola Non-life Insurance Company (a)	40%	50,462	79,774	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	170,956	105,862	5/2015
Actebis Peacock GmbH (a)	30%	49,577	29,881	7/2015
Consolidated Systems, Inc.	40%	17,541	11,656	11/2016
Lindenmaier A.G. (a)	33%	28,816	11,752	10/2017
OBI A.G. (a)	25%	193,099	159,889	3/2018
Police Prefecture, French Government (a)	50%	113,895	84,071	8/2020
The New York Times Company (b)	27%	233,847	—	N/A
Schuler A.G. (a)	33%	70,927	—	N/A
Frontier Spinning Mills, Inc.	40%	39,987	—	N/A
Soho House Beach House LLC (c)	N/A	54,989	—	N/A

		$1,506,656	$803,459

(a)	Dollar amounts are based on the applicable exchange rate as of March 31, 2009.

(b)	We acquired our interest in this investment during the three months ended March 31, 2009.

(c)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement.
CPA®:16 – Global 3/31/2009 10-Q — 27

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using derivatives is to limit our exposure to interest rate movements. As of March 31, 2009, we had an interest rate swap with a fair value liability of $0.5 million. The fair value of our interest rate cap was de minimis at March 31, 2009. In addition, an unconsolidated venture in which we hold a 25% interest had an interest rate swap with a fair value liability of $8.5 million (for the entire venture, not our proportionate share) at March 31, 2009.
In connection with the Hellweg 2 transaction in 2007, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the three months ended March 31, 2009, the embedded credit derivatives generated an unrealized gain of $0.6 million, inclusive of noncontrolling interest of $0.5 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At March 31, 2009, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at a fixed rate but had interest rate reset features that were scheduled to change the interest rates to then prevailing market fixed rates at certain points in the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2009 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at March 31, 2009 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2009 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$13,613	$21,200	$24,183	$26,543	$29,243	$1,212,581	$1,327,363	$1,113,971
Variable rate debt	$293	$395	$400	$29,404	$411	$27,575	$58,478	$55,103
CPA®:16 – Global 3/31/2009 10-Q — 28

The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by change in interest rates. A decrease or increase in interest rates of 1% would change the fair value of such debt by an aggregate increase of $71.2 million or an aggregate decrease of $65.8 million, respectively. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate bore interest at fixed rates as of March 31, 2009 but has interest rate reset features that will change the fixed interest rates to then prevailing market fixed rates at certain points in the term. Such debt is generally not subject to short-term fluctuations in interest rate.
Foreign Currency Exchange Rate Risk
We have international investments, primarily in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British Pound Sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. For all foreign currencies, we are currently a net receiver (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized and unrealized foreign currency transaction losses for the three months ended March 31, 2009 were $0.8 million and $0.2 million, respectively. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.8 million, based on the exchange rate of the Euro at March 31, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. One of the contracts matured in March 2009, and we recognized a gain of less than $0.1 million upon settlement. The gain was included in Other income and expenses in the consolidated financial statements. The fair value of the foreign currency forward contracts was de minimis at March 31, 2009.
We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the three months ended March 31, 2009, Hellweg 2, which leases properties in Germany, contributed 19% of lease revenues, inclusive of noncontrolling interests.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of March 31, 2009, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $0.8 million.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
During the first quarter of 2009, the advisor implemented an Enterprise Resource Planning suite of integrated operational and financial applications (the “ERP System”). The implementation of this ERP System has affected our internal controls over financial reporting by, among other things, improving user access security and automating a number of accounting, back office and reporting processes
CPA®:16 – Global 3/31/2009 10-Q — 29

and activities. Other than the implementation of the ERP System, there have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities
For the three months ended March 31, 2009, we issued 306,742 restricted shares of our common stock to the advisor as consideration for asset management and performance fees. These shares were issued at $9.80 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2009:
Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
January	—	$—	N/A	N/A
February	9,095	9.11	N/A	N/A
March	1,234,016	9.11	N/A	N/A

Total	1,243,111

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of	Filed herewith
the Sarbanes-Oxley Act of 2002.
CPA®:16 – Global 3/31/2009 10-Q — 30

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date 5/15/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/15/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 3/31/2009 10-Q — 31