Form 10-Q
period 2009-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2009-08-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number: 001-32162
CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	80-0067704 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza
New York, New York	10020
(Address of principal executive office)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 123,031,515 shares of common stock, $.001 par value, outstanding at August 10, 2009.

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
CPA®:16 – Global 6/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$1,564,198	$1,584,700
Net investment in direct financing leases	345,388	341,335
Equity investments in real estate	250,739	185,120
Operating real estate, net	78,777	79,470
Notes receivable	353,126	351,200
Cash and cash equivalents	65,757	174,209
Intangible assets, net	161,538	168,088
Funds in escrow	27,982	52,163
Other assets, net	35,934	30,918

Total assets	$2,883,439	$2,967,203

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,422,783	$1,438,226
Accounts payable, accrued expenses and other liabilities	37,683	52,836
Prepaid and deferred rental income and security deposits	54,918	56,053
Due to affiliates	12,197	21,502
Distributions payable	20,232	20,140

Total liabilities	1,547,813	1,588,757

Redeemable noncontrolling interests	330,688	331,841

Commitments and contingencies
Equity:
CPA®:16 – Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 127,703,510 and 125,352,123 shares issued, respectively	127	125
Additional paid-in capital	1,152,540	1,130,135
Distributions in excess of accumulated earnings	(184,635)	(141,938)
Accumulated other comprehensive income	1,440	2,140

	969,472	990,462
Less, treasury stock at cost, 5,525,470 and 3,286,473 shares, respectively	(50,975)	(30,566)

Total CPA®:16 – Global shareholders’ equity	918,497	959,896

Noncontrolling interests	86,441	86,709

Total equity	1,004,938	1,046,605

Total liabilities and equity	$2,883,439	$2,967,203

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental income	$38,419	$38,888	$75,974	$75,669
Interest income from direct financing leases	6,934	7,596	13,597	14,677
Interest income on notes receivable	7,050	7,857	13,709	15,138
Other real estate income	6,233	6,455	11,947	10,996
Other operating income	876	882	1,698	1,456

	59,512	61,678	116,925	117,936

Operating Expenses
Depreciation and amortization	(11,899)	(11,724)	(23,575)	(22,853)
Property expenses	(9,267)	(7,723)	(18,098)	(15,226)
Other real estate expenses	(4,596)	(4,949)	(9,037)	(8,989)
General and administrative	(2,086)	(2,866)	(4,638)	(6,136)
Impairment charges	(5,101)	—	(21,085)	—

	(32,949)	(27,262)	(76,433)	(53,204)

Other Income and Expenses
Income from equity investments in real estate	5,329	3,035	8,393	5,588
Other interest income	45	1,145	170	2,737
Gain on extinguishment of debt	—	—	6,512	—
Other income and expenses	1,314	779	982	3,311
Interest expense	(19,900)	(22,049)	(40,336)	(43,356)

	(13,212)	(17,090)	(24,279)	(31,720)

Income before income taxes	13,351	17,326	16,213	33,012
Provision for income taxes	(1,020)	(1,357)	(1,317)	(2,685)

Net Income	12,331	15,969	14,896	30,327

Less: Net income attributable to noncontrolling interests	(1,244)	(981)	(5,427)	(2,868)
Less: Net income attributable to redeemable noncontrolling interests	(5,738)	(7,155)	(11,765)	(13,814)

Net Income (Loss) Attributable to CPA®:16 – Global Shareholders	$5,349	$7,833	$(2,296)	$13,645

Earnings (Loss) Per Share
Net income (loss) attributable to CPA®:16 – Global shareholders	$0.04	$0.06	$(0.02)	$0.11

Weighted Average Shares Outstanding	122,675,513	120,930,804	122,732,345	120,435,559

Distributions Declared Per Share	$0.1656	$0.1642	$0.3309	$0.3279

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$12,331	$15,969	$14,896	$30,327
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	40,022	(2,257)	(1,110)	40,530
Change in unrealized gain (loss) on derivative instruments	742	2,017	(357)	754
Change in unrealized (loss) gain on marketable securities	(31)	10	(28)	(9)

	40,733	(230)	(1,495)	41,275

Comprehensive income	53,064	15,739	13,401	71,602

Less: Net income attributable to noncontrolling interests	(1,244)	(981)	(5,427)	(2,868)
Less: Net income attributable to redeemable noncontrolling interests	(5,738)	(7,155)	(11,765)	(13,814)
Less: Foreign currency translation adjustment attributable to noncontrolling interests	(4,284)	(27)	(330)	(4,097)
Less: Change in unrealized gain on derivative instruments attributable to noncontrolling interests	(31)	—	(28)	—
(Less) Add: Foreign currency translation adjustment attributable to redeemable noncontrolling interests	(19,773)	40	1,153	(25,171)

Comprehensive Income (Loss) Attributable to CPA®:16 – Global Shareholders	$21,994	$7,616	$(2,996)	$25,652

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$14,896	$30,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	23,977	23,440
Straight-line rent adjustments and amortization of rent-related intangibles	1,364	1,288
Income from equity investments in real estate in excess of distributions received	(639)	(3,018)
Issuance of shares to affiliate in satisfaction of fees due	5,916	6,383
Gain on extinguishment of debt	(6,512)	—
Realized loss (gain) on foreign currency transactions, net	760	(1,744)
Unrealized gain on foreign currency and derivative transactions, net	(1,742)	(1,431)
Realized gain on sale of real estate	—	(136)
Impairment charges	21,085	—
Change in other operating assets and liabilities, net	(1,476)	3,536

Net cash provided by operating activities	57,629	58,645

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	5,695	6,479
Contributions to equity investments in real estate	(71,088)	(6,205)
Acquisitions of real estate and other capital expenditures	(17,713)	(125,785)
Funding/purchases of notes receivable	(3,159)	(1,926)
Funds placed in escrow for future acquisition and construction of real estate	—	(18,511)
Release of funds held in escrow for acquisition and construction of real estate	6,610	40,616
VAT taxes recovered in connection with acquisitions of real estate	—	3,286
Proceeds from sale of real estate	120	22,886
Receipt of principal payment of mortgage note receivable	—	149
Payment of deferred acquisition fees to affiliate	(9,082)	(29,546)

Net cash used in investing activities	(88,617)	(108,557)

Cash Flows — Financing Activities
Distributions paid	(40,309)	(39,085)
Distributions paid to noncontrolling interests	(21,827)	(18,686)
Contributions from noncontrolling interests	2,786	282
Proceeds from mortgages and notes payable	29,000	100,212
Scheduled payments of mortgage principal	(8,738)	(8,462)
Prepayment of mortgages and note payable	(32,500)	(3,286)
Deferred financing costs and mortgage deposits, net of deposits refunded	(284)	(456)
Proceeds from issuance of shares, net of costs of raising capital	16,491	15,486
Purchase of treasury stock	(20,409)	(4,741)

Net cash (used in) provided by financing activities	(75,790)	41,264

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,674)	(1,985)

Net decrease in cash and cash equivalents	(108,452)	(10,633)
Cash and cash equivalents, beginning of period	174,209	211,759

Cash and cash equivalents, end of period	$65,757	$201,126

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:16 – Global 6/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our portfolio consisted of our full or partial ownership interests in 391 properties. Substantially all of these properties, totaling approximately 27 million square feet (on a pro rata basis), were net leased to 79 tenants, with an occupancy rate of over 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility on our part to generate a positive return on our investment.
CPA®:16 – Global 6/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from such investments totaled $24.0 million and $27.7 million for the three months ended June 30, 2009 and 2008, respectively, and $49.4 million and $52.8 million for the six months ended June 30, 2009 and 2008, respectively. Long-lived assets of these investments, which consisted of real estate, net, net investment in direct financing leases, and equity investments in real estate, totaled $909.5 million and $903.5 million as of June 30, 2009 and December 31, 2008, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of new accounting pronouncements during the six months ended June 30, 2009 (Note 9).
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
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements. During the six months ended June 30, 2009, we made investments totaling $69.3 million that were deemed to be real estate acquisitions. Costs and fees capitalized in connection with this investment activity totaled $3.1 million. We did not make any investments that were deemed to be business combinations during the six months ended June 30, 2009.
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
FSP 142-3
FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We adopted FSP 142-3 as required on January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position and results of operations.
CPA®:16 – Global 6/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
FSP 107-1
FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”), amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 as required in the second quarter of 2009 (Note 7).
FSP 157-4
FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. We adopted FSP 157-4 as required in the second quarter of 2009. The adoption of FSP 157-4 did not have a material effect on our financial position and results of operations.
FSP 115-2 and 124-2
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”), amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2 & 124-2 as required in the second quarter of 2009. The adoption of FSP 115-2 & 124-2 did not have a material effect on our financial position and results of operations.
SFAS 165
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 as required in the second quarter of 2009 for events occurring after June 30, 2009. The adoption of SFAS 165 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements (not required to be adopted as of June 30, 2009)
SFAS 166
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by, among other things, eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. SFAS 166 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 166 will have on our financial position and results of operations.
SFAS 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amends FIN 46R and changes the consolidation guidance applicable to a VIE. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and establishes a qualitative analysis that will include, among other things, consideration of whether the reporting entity has the power to direct matters that most significantly impact the activities of the VIE, as well as whether the reporting entity has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires reassessments of whether the reporting entity is the primary beneficiary of a VIE on an ongoing basis, rather than only when specific events occur, and requires enhanced disclosures about the reporting entity’s involvement with a VIE. SFAS 167 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 167 will have on our financial position and results of operations.
CPA®:16 – Global 6/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock. We incurred base asset management fees of $2.9 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively, and $5.8 million and $6.0 million for the six months ended June 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2009, the advisor owned 5,187,435 shares (4.3%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfaction of the 6% performance criterion. Unpaid installments bear interest at an annual rate of 5%. Current acquisition fees were $1.7 million and $3.0 million for investments that were acquired during the six months ended June 30, 2009 and 2008, respectively. Deferred acquisition fees were $1.4 million and $2.4 million for investments that were acquired during the six months ended June 30, 2009 and 2008, respectively. In addition, in May 2008, CPA®:17 – Global assumed from us deferred acquisition fees payable totaling $0.6 million in connection with its purchase from us of an additional interest in a venture as described below. Unpaid deferred installments totaled $8.0 million and $15.7 million as of June 30, 2009 and December 31, 2008, respectively, and were included in Due to affiliates in the consolidated financial statements. Annual installments of $9.1 million and $29.5 million in deferred fees were paid in cash to the advisor in January 2009 and 2008, respectively.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.8 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $1.6 million for the six months ended June 30, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor will be entitled to receive subordinated disposition fees based on the total consideration received by us for the sale of our investments. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since our inception. Payment of such amount, however, cannot be made until the subordination provisions are met. We have not sold any of our assets as of June 30, 2009 and no such disposition fees have been accrued.
We own interests in entities ranging from 25% to 70%, as well as jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement among the participants in that entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three month periods ended June 30, 2009 and 2008 and $0.4 million for each of the six month periods ended June 30, 2009 and 2008. Based on gross revenues through June 30, 2009, our current share of future minimum lease payments would be $0.7 million annually through 2016.
CPA®:16 – Global 6/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
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
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost and accounted for as operating leases as well as real estate under construction, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$334,364	$340,216
Buildings	1,325,039	1,320,944
Less: Accumulated depreciation	(95,314)	(76,943)

	1,564,089	1,584,217
Real estate under construction	109	483

	$1,564,198	$1,584,700

During the three and six months ended June 30, 2009, we recognized impairment charges totaling $5.1 million and $21.1 million, respectively. In the first quarter of 2009, we recognized an impairment charge of $16.0 million to reduce an investment’s carrying value of $29.3 million to its estimated fair value of $13.3 million as a result of a significant deterioration in the tenant’s financial outlook. In the second quarter of 2009, we recognized an impairment charge of $5.1 million to reduce an investment’s carrying value of $6.6 million to its estimated selling price of $1.5 million as a result of a tenant filing for bankruptcy. This investment had outstanding debt of approximately $3.5 million as of June 30, 2009. In both cases, we analyzed whether an undiscounted cash flow analysis supported the investment’s carrying value and in our judgment determined that the investments were impaired. We then determined the estimated fair values of these investments using a discounted cash flow analysis and recorded the impairment charges in order to reduce their carrying values to the resulting fair values. These analyses involve the use of estimates and assumptions based on factors that we believe are reasonable under the circumstances, but actual results may differ from those estimates and assumptions.
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$8,297	$8,296
Buildings	75,353	74,480
Less: Accumulated depreciation	(4,873)	(3,306)

	$78,777	$79,470

In connection with our acquisition of properties, we have recorded net lease intangibles of $148.4 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to rental income. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.2 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but for which we exercise significant influence, and (ii) tenants-in-common subject to common control. All of the underlying investments are owned with affiliates that have similar investment objectives to ours.
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
CPA®:16 – Global 6/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	June 30, 2009	June 30, 2009	December 31, 2008
Equity Investments in Real Estate:
The New York Times Company (a)	27%	$64,248	$—
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	34,268	34,817
Schuler A.G. (b)	33%	22,681	22,982
Frontier Spinning Mills, Inc.	40%	15,577	15,551
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	16,608	16,058
Police Prefecture, French Government (b) (c)	50%	8,704	13,310
TietoEnator Plc (b)	40%	8,293	8,385
Pohjola Non-life Insurance Company (b)	40%	7,366	7,696
OBI A.G. (b) (d)	25%	7,536	8,829
Actebis Peacock GmbH (b)	30%	5,636	5,833
Lindenmaier A.G. (b)	33%	4,306	4,565
Actuant Corporation (b)	50%	2,761	2,845
Consolidated Systems, Inc.	40%	2,144	2,164
Thales S.A. (b) (f)	35%	1,170	—

		201,298	143,035

ADC Equity Arrangement:
Soho House Beach House LLC (e)	N/A	49,441	42,085

		$250,739	$185,120

(a)	We acquired our interest in this investment during the first quarter of 2009 (Note 6).

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(d)	Carrying value of investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.

(e)	The ADC equity arrangement provides for a fixed annual interest rate of 5.8% and matures in April 2010. We are committed to purchase the property at a fixed price upon completion, and the borrower has little or no equity in the transaction. At June 30, 2009 and December 31, 2008, we had funded $43.1 million and $37.0 million, respectively, of our total commitment of $62.5 million.

(f)	The venture sold four of the five properties leased to Thales in July 2009 (Note 11).
The following table presents combined summarized financial information of our venture properties (for the entire venture, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$1,584,890	$1,388,116
Liabilities	(905,483)	(911,235)

Partners’ and members’ equity	$679,407	$476,881

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$34,563	$31,860	$65,025	$61,779
Expenses	(21,956)	(23,560)	(43,024)	(45,219)

Net income	$12,607	$8,300	$22,001	$16,560

CPA®:16 – Global 6/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
We recognized income from these equity investments in real estate of $5.3 million and $3.0 million for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million and $5.6 million for the six months ended June 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures, inclusive of the amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2008 — During the six months ended June 30, 2008, we acquired five investments in properties located in the United States, Finland, France and Germany at a total cost of $122.8 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $100.1 million, inclusive of noncontrolling interest of $19.7 million, at a weighted average annual interest rate and term of 6.5% and 10 years, respectively. One of these loans bears interest at a variable rate that has been effectively fixed through the use of an interest rate swap agreement (Note 8).
Equity Investment in Real Estate Acquired
2009 — In March 2009, an entity in which we, our advisor and CPA®:17 – Global hold 27.25% 17.75% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed to be a real estate acquisition pursuant to the provisions of SFAS 141R, the venture capitalized costs and fees totaling $8.7 million.
Real Estate Under Construction
In March 2009, we entered into a domestic build-to-suit project for a total cost of up to $5.1 million, based on estimated construction costs. In connection with this investment, which was deemed to be a real estate acquisition pursuant to the provisions of SFAS 141R, we capitalized costs and fees totaling $0.2 million. Costs incurred on this project through June 30, 2009 were $0.1 million and have been included as Real estate, net in the consolidated balance sheet. Real estate under construction totaled $0.5 million at December 31, 2008, of which $0.4 million was placed into service during the six months ended June 30, 2009.
Note 7. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,106	$37,106	$—	$—
Marketable equity securities	2,008	—	—	2,008
Derivative assets	4,454	—	81	4,373

	$43,568	$37,106	$81	$6,381

Liabilities:
Derivative liabilities	$(400)	$—	$(400)	$—

CPA®:16 – Global 6/30/2009 10-Q — 12

Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,203	$137,203	$—	$—
Marketable securities	2,192	—	—	2,192
Derivative assets	2,973	—	—	2,973

	$142,368	$137,203	$—	$5,165

Liabilities:
Derivative liabilities	$(520)	$—	$(520)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended June 30, 2009			Three months ended June 30, 2008
Beginning balance	$2,119	$3,494	$5,613	$2,345	$8,166	$10,511
Total gains or losses (realized and unrealized):
Included in earnings	—	703	703	—	14	14
Included in other comprehensive income	(32)	176	144	10	(39)	(29)
Amortization and accretion	(79)	—	(79)	(75)	—	(75)

Ending balance	$2,008	$4,373	$6,381	$2,280	$8,141	$10,421

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$703	$703	$—	$14	$14

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Six months ended June 30, 2009			Six months ended June 30, 2008
Beginning balance	$2,192	$2,973	$5,165	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	1,350	1,350	—	1,449	1,449
Included in other comprehensive income	(29)	50	21	(9)	446	437
Amortization and accretion	(155)	—	(155)	(149)	—	(149)

Ending balance	$2,008	$4,373	$6,381	$2,280	$8,141	$10,421

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$1,350	$1,350	$—	$1,449	$1,449

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
CPA®:16 – Global 6/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
At June 30, 2009, we assessed the value of certain of our real estate investments in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the six months ended June 30, 2009 we recorded impairment charges totaling $21.1 million as described in Note 4, calculated based on market conditions and assumptions at June 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents the carrying values and estimated fair values of our financial instruments as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,422,783	$1,194,319	$1,438,226	$1,202,552
Notes receivable (a)	353,126	348,089	351,200	341,238
Marketable securities (b)	1,998	2,009	2,153	2,192

(a)	Includes note receivable acquired in connection with the Hellweg 2 transaction.

(b)	Carrying value represents historical cost for marketable securities.
The estimated fair values of non-recourse debt and notes receivable were evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2009 and December 31, 2008.
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
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the estimated fair value of an asset, liability, or any firm commitment are considered fair value hedges. For fair value hedges, changes in the estimated fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the estimated fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
CPA®:16 – Global 6/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and in connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
The following table sets forth our derivative instruments at June 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate caps	Other assets	$81	$—	$—	$—
Foreign exchange contracts	Other liabilities	—	—	(142)	—
Interest rate swaps	Other liabilities	—	—	(258)	(520)

		81	—	(400)	(520)

Derivatives not designated as hedging instruments under SFAS 133
Embedded credit derivatives	Other assets	3,239	2,095	—	—
Stock warrants	Other assets	1,134	878	—	—

		4,373	2,973	—	—

Total derivatives		$4,454	$2,973	$(400)	$(520)

The following tables present the impact of derivative instruments and their location within the consolidated financial statements (in thousands):

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
Derivatives in SFAS 133	Three months ended June 30,		Three months ended June 30,
Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate caps (a) (b)	$61	$—	$—	$—
Interest rate swaps (a)	227	193	—	—
Foreign currency forward contracts (a) (c)	(160)	—	—	—

Total	$128	$193	$—	$—

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
Derivatives in SFAS 133	Six months ended June 30,		Six months ended June 30,
Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate caps (a) (b)	$57	$—	$—	$—
Interest rate swaps (a)	262	(27)	—	—
Foreign currency forward contracts (a) (c)	(142)	—	27	—

Total	$177	$(27)	$27	$—

(a)	During the three and six months ended June 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
CPA®:16 – Global 6/30/2009 10-Q — 15

Notes to Consolidated Financial Statements

(b)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for the three and six months ended June 30, 2009, respectively. We obtained this interest rate cap in March 2009.

(c)	Gains (losses) reclassified from OCI into income are included in Other income and expenses.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in SFAS 133	Location of Gain	Three months ended June 30,		Six months ended June 30,
Cash Flow Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Embedded credit derivatives (a)	Other income and expenses	$446	$(188)	$1,094	$1,220
Stock warrants	Other income and expenses	257	202	256	229

Total		$703	$14	$1,350	$1,449

(a)	Includes gains (losses) attributable to noncontrolling interests totaling $0.3 million and $(0.1) million for the three months ended June 30, 2009 and 2008, respectively and $0.8 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Caps and Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using derivatives is to limit our exposure to interest rate movements.
The interest rate swap and interest rate cap derivative financial instruments that we had outstanding at June 30, 2009 are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	June 30, 2009
1-Month LIBOR	Interest rate cap (a)	$29,000	5.0%	3/2009	3/2012	$81
1-Month LIBOR	“Pay-fixed” swap	4,000	6.7%	2/2008	2/2018	(258)

						$(177)

(a)	In February 2009, a venture in which we own a 50% interest, and which we consolidate, repaid a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained new non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6% at June 30, 2009, and therefore the interest rate cap was not in effect at that date.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $169.3 million and $171.4 million as of June 30, 2009 and December 31, 2008, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value liability of $6.6 million and $4.2 million at June 30, 2009 and December 31, 2008.
CPA®:16 – Global 6/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
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
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.1 million, based on the exchange rate of the Euro at June 30, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
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
Other
Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. As of June 30, 2009, we estimate that an additional $0.1 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain a provision whereby, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2009, the estimated fair value of our derivatives was in a net liability position of $0.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.3 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in such investments.
At June 30, 2009, approximately 60% of our current annualized lease revenue was generated from directly owned real estate properties and related loans located in the United States. The majority of our directly owned international properties and related loans were located in the European Union, with Germany (26%) representing the only concentration. As of June 30, 2009, one German tenant, Hellweg 2, accounted for 19% of our current annualized lease revenue. As of June 30, 2009, our directly owned real estate properties contain concentrations in the following asset types: industrial (49%), retail (19%), warehouse/distribution (16%) and office (12%); and in the following tenant industries: retail (25%) and chemicals, plastics, rubber and glass (10%).
CPA®:16 – Global 6/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
At June 30, 2009, two tenants in the automotive industry were operating under bankruptcy protection. In addition, a third tenant filed for bankruptcy in July 2009. These three tenants accounted for lease revenues and income from equity investments totaling $0.9 million and $1.2 million for the three months ended June 30, 2009 and 2008, respectively, and $1.8 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively. The properties leased to these tenants had an aggregate carrying value of $37.8 million and $43.1 million at June 30, 2009 and December 31, 2008, respectively. None of these tenants has indicated whether it will affirm or disaffirm its lease with us. During each of the three and six months ended June 30, 2009, we incurred an impairment charge of $5.1 million in connection with a property leased to one of these tenants (Note 4). As of June 30, 2009, two of these tenants have ceased making rent payments. As a result of both tenants’ noncompliance with the terms of their leases, we suspended debt service payments on both of the related mortgages in July 2009.
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. As of June 30, 2009, we had seven tenants in automotive related industries, two of which filed for bankruptcy protection (as described above). These seven tenants accounted for lease revenues and income from equity investments totaling $4.3 million and $4.6 million for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million and $9.2 million for the six months ended June 30, 2009 and 2008, respectively. The properties leased to these tenants had an aggregate carrying value of $179.5 million and $180.3 million at June 30, 2009 and December 31, 2008, respectively. Based on their carrying values at June 30, 2009, 52% of these investments were international (in the European Union, Canada and Mexico).
Note 9. Noncontrolling Interests
On January 1, 2009, we adopted SFAS 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2009.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 – Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$1,094,653	$1,021,097	$73,556
Shares issued	44,633	44,633	—
Contributions	24,396	—	24,396
Net income	20,601	20,262	339
Distributions	(87,842)	(79,719)	(8,123)
Change in other comprehensive income (loss)	(33,224)	(29,765)	(3,459)
Shares repurchased	(16,612)	(16,612)	—

Balance at January 1, 2009	1,046,605	959,896	86,709

Shares issued	22,407	22,407	—
Contributions	2,786	—	2,786
Net income	3,131	(2,296)	5,427
Distributions	(49,240)	(40,401)	(8,839)
Change in other comprehensive income (loss)	(342)	(700)	358
Shares repurchased	(20,409)	(20,409)	—

Balance at June 30, 2009	$1,004,938	$918,497	$86,441

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
CPA®:16 – Global 6/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
The following table presents a reconciliation of redeemable noncontrolling interests at June 30, 2009 (in thousands):

Balance at January 1, 2008	$346,718
Foreign currency translation adjustment	(14,877)

Balance at January 1, 2009	331,841
Foreign currency translation adjustment	(1,153)

Balance at June 30, 2009	$330,688

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
We conduct business in the various states and municipalities within the U.S. and in the European Union, Canada, Mexico, Malaysia and Thailand, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” At June 30, 2009, we had unrecognized tax benefits of $0.5 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had approximately $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004 – 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 11. Subsequent Events
In July 2009, a venture in which we and an affiliate own 51% and 49% interests, respectively, entered into an investment in Hungary at a total cost of approximately $93.6 million. In connection with this investment, the venture obtained non-recourse mortgage financing of $49.5 million.
In July 2009, we sold a domestic property for approximately $50.7 million, which was comprised of cash consideration of $26.2 million and the assumption of a non-recourse mortgage loan that had an outstanding balance of $24.5 million as of the date of sale.
In July 2009, a venture that owns a portfolio of five French properties and in which we and an affiliate have 35% and 65% interests, respectively, and which we account for under the equity method of accounting, sold four properties back to the tenant for approximately $46.0 million. The proceeds of these sales will be used to partially prepay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $73.8 million as of the date of sale. The remaining loan balance is collateralized by the unsold fifth property. Our portion of the sales price and the outstanding loan balance approximated $16.1 million and $25.8 million, respectively. We previously recognized impairment charges totaling $7.7 million related to this venture.
CPA®:16 – Global 6/30/2009 10-Q — 19

Notes to Consolidated Financial Statements
As a result of certain tenants ceasing to make rent payments and their resulting noncompliance with the terms of their leases, in July 2009, we suspended debt service payments on the related mortgages, which had a combined outstanding balance of $26.6 million at June 30, 2009.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
We have considered subsequent events through August 14, 2009, the date the financial statements were issued.
CPA®:16 – Global 6/30/2009 10-Q — 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our portfolio consisted of our full or partial ownership interest in 391 properties. Substantially all of these properties, totaling approximately 27 million square feet (on a pro rata basis), were net leased to 79 tenants, with an occupancy rate of over 99%. We were formed in 2003 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues	$59,512	$61,678	$116,925	$117,936
Net income (loss) attributable to CPA®:16 - Global shareholders(a)	5,349	7,833	(2,296)	13,645
Cash flow from operating activities			57,629	58,645

(a)	Net income (loss) attributable to CPA®:16 — Global shareholders for the three and six months ended June 30, 2009 reflected the recognition of impairment charges totaling $5.1 million and $21.1 million, respectively.
Our quarterly cash distribution increased to $0.1656 per share for the second quarter of 2009, or $0.66 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Trends
While we have substantially invested the proceeds of our offerings, we used $69.3 million to participate in two transactions with our affiliates during the six months ended June 30, 2009 and expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and accelerated during 2008 has resulted in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. As of the date of this Report, one of the major effects of the economic crisis on our business has been to increase levels of financial distress for our tenants, with several tenants recently filing for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial economic trends on our business segments, and our response to those trends, is presented below.
CPA®:16 – Global 6/30/2009 10-Q — 21

'

Financing Conditions
Real estate financing markets deteriorated significantly during 2008. Current market conditions have continued to make it relatively more difficult for us to refinance maturing debt and obtain financing on unencumbered properties, both domestically and internationally. In addition, financing for larger transactions and for certain property types generally remains unavailable. While the investments we entered into during the six months ended June 30, 2009 were completed without financing, we are actively seeking financing for these investments. In July 2009, a domestic venture in which we and an affiliate own 40% and 60% interest, respectively, obtained non-recourse mortgage financing of $23.4 million on an investment that we entered into in 2008, and another venture in which we and an affiliate own 51% and 49% interests, respectively, entered into a $93.6 million sale-leaseback transaction in Hungary that was funded in part by non-recourse mortgage financing of $49.5 million.
We have no balloon payments until 2011. Our property level debt is non-recourse, which means that if we default on a mortgage loan obligation our exposure is generally limited to the equity we have invested in that property.
Corporate Defaults
We expect that many of our tenants will continue to experience financial stress until general economic conditions improve. We expect these conditions to continue in the near term and cannot predict when they will recover. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
We have experienced increased levels of corporate defaults recently, and we anticipate that there may be additional corporate defaults at least during the remainder of 2009. At June 30, 2009, two tenants in the automotive industry were operating under bankruptcy protection. In addition, a third tenant filed for bankruptcy in July 2009. These three tenants accounted for lease revenues and income from equity investments totaling $1.8 million for the six months ended June 30, 2009 and had an aggregate carrying value of $37.8 million at June 30, 2009. None of these tenants has indicated whether it will affirm or disaffirm its lease with us. During the second quarter of 2009, we incurred an impairment charge of $5.1 million in connection with a property leased to one of these tenants (Note 4). As of June 30, 2009, two of these tenants have ceased making rent payments. As a result of both tenants’ noncompliance with the terms of their leases, we suspended debt service payments on both of the related mortgages in July 2009, which had a combined outstanding balance of $26.6 million at June 30, 2009.
To mitigate these risks, we believe we have invested in assets that are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with management and review of financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset value per share as of December 31, 2008 decreased to $9.80, a 2% decline from our December 31, 2007 estimated net asset value per share of $10.00. Our estimated net asset valuation is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We generally do not control these variables and, as such, cannot predict whether current trends in some or all of these variables will continue in the future.
Redemptions
We have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. However, as of the date of this Report we have not experienced conditions that have affected our ability to continue to fulfill investor redemption requests.
Other Factors
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the six months ended June 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current fluctuations in inflation rates in the U.S. and the Euro zone will impact rent increases in coming years.
CPA®:16 – Global 6/30/2009 10-Q — 22

We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the second quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 13% during both the second quarter of 2009 and the six months ended June 30, 2009 in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 34% and 36% of our annualized lease revenues for each of the six month periods ended June 30, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Rental income	$75,974	$75,669
Interest income from direct financing leases	13,597	14,677

	$89,571	$90,346

During the six months ended June 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Six months ended June 30,
Lessee	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	$17,140	$19,275
Telcordia Technologies, Inc.	4,659	4,600
Nordic Cold Storage LLC	3,349	3,111
Berry Plastics Corporation (c)	3,320	3,331
Fraikin SAS (b)	2,845	3,101
The Talaria Company (Hinckley) (c)	2,524	2,480
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (d) (e)	2,311	2,050
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b)	2,246	2,183
Huntsman International, LLC	2,003	2,003
Best Brands Corp. (f)	1,980	1,136
Ply Gem Industries, Inc. (b)	1,914	1,905
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b)	1,887	2,134
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (c) (e) (g)	1,816	1,844
TRW Vehicle Safety Systems Inc. (e)	1,784	1,784
Holopack International Corp.	1,777	1,781
Bob’s Discount Furniture, LLC	1,759	1,759
Foss Manufacturing Company, LLC	1,742	1,742
Kings Super Markets Inc.	1,708	1,708
Universal Technical Institute of California, Inc.	1,700	1,700
Finisar Corporation	1,644	1,632
Performance Fibers GmbH (b)	1,638	1,845
Dick’s Sporting Goods, Inc. (c)	1,562	1,562
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (e)	1,312	1,490
Other (b) (d) (e)	24,951	24,190

	$89,571	$90,346

(a)	We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2009 strengthened by approximately 13% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
CPA®:16 – Global 6/30/2009 10-Q — 23

(c)	These revenues are generated in consolidated joint ventures, generally with affiliates, and include lease revenues applicable to noncontrolling interests totaling $20.0 million and $20.6 million for the six months ended June 30, 2009 and 2008, respectively.

(d)	Increase was due to CPI-based (or equivalent) rent increase.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $1.5 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

(f)	We acquired our interest in this investment during 2008.

(g)	Gortz & Schiele GmbH & Co. filed for bankruptcy in Germany in November 2008 and ceased making rent payments. In July 2009, as a result of both Gortz & Schiele GmbH & Co. and Gortz & Schiele Corp.’s noncompliance with the terms of their leases, the venture suspended debt service payments on both of the related mortgages, which have a combined outstanding balance of $23.1 million at June 30, 2009.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the six months ended June 30, 2009 and 2008, net lease revenues from these ventures (for the entire venture, not our proportionate share) were (dollars in thousands):

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2009	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$14,258	$14,193
The New York Times Company (a)	27%	8,401	—
OBI A.G. (b)	25%	8,031	8,955
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	7,072	7,884
Thales S.A. (b) (e)	35%	6,848	7,407
Pohjola Non-life Insurance Company (b)	40%	4,424	4,860
TietoEnator Plc (b)	40%	4,111	4,546
Police Prefecture, French Government (b)	50%	3,761	4,124
Schuler A.G. (b)	33%	3,121	3,514
Frontier Spinning Mills, Inc. (c)	40%	2,230	—
Actebis Peacock GmbH (b) (c)	30%	1,981	—
Lindenmaier A.G. (b) (d)	33%	1,256	1,389
Consolidated Systems, Inc.	40%	911	911
Actuant Corporation (b)	50%	884	985

		$67,289	$58,768

(a)	We acquired our interest in this investment in March 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	We acquired our interest in this investment during 2008.

(d)	Tenant operates in the automotive industry and is operating under bankruptcy protection.

(e)	The venture sold four of the five properties leased to Thales in July 2009 (see Subsequent Events below).
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under the provisions of FIN 46R. Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests in the entity. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of June 30, 2009, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $13.0 million, inclusive of noncontrolling interests of $9.6 million.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
CPA®:16 – Global 6/30/2009 10-Q — 24

For the three and six months ended June 30, 2009 as compared to the same periods in 2008, lease revenues decreased by $1.1 million and $0.8 million, respectively. Lease revenues decreased by $2.9 million and $5.5 million during the three and six month current year periods, respectively, compared to the respective prior year periods as a result of the negative impact of fluctuations in foreign currency exchange rates (primarily the Euro). These decreases were partially offset by increases in lease revenues of $0.6 million and $2.5 million in the respective current year periods from investments entered into during 2009 and 2008 and increases of $0.9 million and $1.9 million as a result of scheduled rent increases at several properties during the same periods.
Interest Income on Notes Receivable
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest income on notes receivable decreased by $0.8 million and $1.4 million, respectively, primarily as a result of the negative impact of fluctuations in the exchange rate of the Euro on our investment in a notes receivable in connection with the Hellweg 2 transaction.
Property Expenses
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, property expenses increased by $1.5 million and $2.9 million, respectively, primarily due to an increase in uncollected rent expense as a result of a higher number of tenants who are experiencing financial difficulties.
General and Administrative
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, general and administrative expenses decreased by $0.8 million and $1.5 million, respectively, primarily due to decreases in professional services fees of $0.4 million and $0.9 million, respectively, and a reduction in business development costs of $0.5 million in each current year period. Business development costs are costs incurred in connection with potential investments that ultimately were not consummated.
Impairment Charges
For the three and six months ended June 30, 2009, we recognized impairment charges totaling $5.1 million and $21.1 million, respectively. In the first quarter of 2009, we recognized an impairment charge of $16.0 million to reduce an investment’s carrying value of $29.3 million to its estimated fair value of $13.3 million as a result of a significant deterioration in the tenant’s financial outlook. In the second quarter of 2009, we recognized an impairment charge of $5.1 million to reduce an investment’s carrying value of $6.6 million to its estimated selling price of $1.5 million as a result of a tenant filing for bankruptcy. This investment had outstanding debt of approximately $3.5 million as of June 30, 2009 (Note 4).
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $2.3 million and $2.8 million, respectively. The majority of these increases was due to our investment in The New York Times transaction in March 2009, which contributed income of $1.8 million and $2.3 million for the three and six months ended June 30, 2009, respectively. Our investment activities in 2008 also contributed to these increases.
Other Interest Income
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, other interest income decreased by $1.1 million and $2.6 million, respectively, primarily due to lower average cash balances as a result of our real estate investment activity during 2008 and 2009 and lower rates of return earned on our cash balances reflecting current market conditions.
Gain on Extinguishment of Debt
In February 2009, a venture in which we and an affiliate each hold 50% interests, which we consolidate, repaid its existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt that is not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany debt that is long-term in nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). When intercompany debt that is short-term in nature or accrued interest on intercompany debt is remeasured, we recognize a gain or loss on foreign currency transactions in earnings. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
CPA®:16 – Global 6/30/2009 10-Q — 25

For the three months ended June 30, 2009 as compared to the same period in 2008, other income and expenses increased by $0.5 million, primarily due to net gains on an embedded credit derivative recognized by Hellweg 2. Net gains on foreign currency transactions remained relatively the same in the current quarter as compared to the same quarter in 2008.
For the six months ended June 30, 2009 as compared to the same period in 2008, other income and expenses decreased by $2.3 million, substantially all of which was attributable to a decrease in gains on foreign currency transactions. We recognized net losses of $0.4 million on foreign currency transactions in the current year period as compared to net gains of $1.5 million in the same period in 2008, primarily as a result of a reduction in overall cash balances held in foreign accounts due to the repatriation of cash during 2008. Cash balances held in foreign accounts totaled $21.8 million at June 30, 2009 as compared with $33.1 million at June 30, 2008 (at then-current exchange rates). The relative strengthening of the U.S. dollar during the current year period as compared with the same period in 2008 also contributed to the decrease. Net gains on an embedded credit derivative recognized by Hellweg 2 remained relatively the same in the current year period as compared to the same period in 2008.
Interest Expense
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest expense decreased by $2.1 million and $3.0 million, respectively. In the current year periods, interest expense decreased by $1.4 million and $2.7 million, respectively, as a result of the impact of fluctuations in foreign currency exchange rates and by $0.7 million and $1.1 million, respectively, as a result of making scheduled principal payments and refinancing non-recourse mortgages during 2009 and 2008, which reduced the balances on which interest is incurred. For the current year six month period, the decreases were partially offset by a $0.9 million increase in interest expense incurred on new non-recourse mortgages obtained during the first quarter of 2008.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
For the three months ended June 30, 2009 as compared to the same period in 2008, the resulting net income attributable to CPA®:16 — Global shareholders decreased by $2.5 million. For the six months ended June 30, 2009, the resulting net loss attributable to CPA®:16 — Global shareholders was $2.3 million, as compared to the resulting net income attributable to CPA®:16 — Global shareholders of $13.6 million for the six months ended June 30, 2008.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2009, we used cash flows from operating activities of $57.6 million to fund distributions to shareholders of $40.3 million. We also made scheduled mortgage principal installments of $8.7 million and paid distributions to noncontrolling interests partners of $21.8 million. We used distributions from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources to fund these payments. For 2009, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $5.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the six months ended June 30, 2009, we used $63.7 million to purchase an equity investment in The New York Times Company transaction (Note 6) and $17.7 million to fund construction costs at several build-to-suit and expansion projects. In January 2009, we paid our annual installment of deferred acquisition fees, which totaled $9.1 million. In connection with an ADC arrangement and mortgage note receivable that we entered into in March 2007, we used $10.5 million to provide financing to the developer of a domestic build-to-suit property. Funds totaling $6.6 million were released from escrows that had previously been established for the purpose of constructing an expansion for a property in the Hellweg 2 portfolio. Cash inflows during this period also included distributions from equity investments in real estate of $5.7 million.
CPA®:16 – Global 6/30/2009 10-Q — 26

Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the six months ended June 30, 2009, we prepaid the $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million. Concurrent with this repayment, we obtained new non-recourse debt of $29.0 million with a term of three years, plus two one-year extensions. We received $16.5 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $20.4 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. As of June 30, 2009, redemptions totaled approximately 2.9% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
Summary of Financing
The table below summarizes our non-recourse long-term debt as of June 30, 2009 and December 31, 2008 (dollars in thousands).

	June 30, 2009	December 31, 2008
Balance
Fixed rate	$1,362,783	$1,406,926
Variable rate (a)	60,000	31,300

Total	$1,422,783	$1,438,226

Percent of total debt
Fixed rate	96%	98%
Variable rate (a)	4%	2%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.7%	5.4%

(a)	Variable rate debt at June 30, 2009 included (i) $3.9 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $29.0 million that is subject to an interest rate cap, but for which the interest rate cap was not in effect at June 30, 2009 and (iii) $27.1 million in mortgage obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates at certain points during their term. No interest rate resets or expirations of interest rate swaps are scheduled to occur during the next twelve months.
Cash Resources
As of June 30, 2009, our cash resources consisted of cash and cash equivalents of $65.8 million. Of this amount, $21.8 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $110.3 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties.
At June 30, 2009, two tenants in the automotive industry were operating under bankruptcy protection. In addition, a third tenant filed for bankruptcy in July 2009. These three tenants accounted for lease revenues and income from equity investments totaling $1.8 million for the six months ended June 30, 2009. None of these tenants has indicated whether it will affirm or disaffirm its lease. As of June 30, 2009, two of these tenants ceased making rent payments. As a result of both tenants’ noncompliance with the terms of their leases, we suspended debt service payments on both of the related mortgage loans in July 2009. If these properties become vacant we anticipate that we will incur significant carrying costs until we are able to re-lease or sell them If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
CPA®:16 – Global 6/30/2009 10-Q — 27

Cash Requirements
During the next twelve months, we expect that cash requirements will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control, making scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), and funding build-to-suit and lending commitments that we currently estimate to total $28.5 million, as well as other normal recurring operating expenses.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Non-recourse debt — Principal	$1,422,783	$20,995	$79,641	$75,337	$1,246,810
Deferred acquisition fees — Principal	7,979	5,933	2,046	—	—
Interest on borrowings and deferred acquisition fees (a)	655,101	83,587	162,165	152,420	256,929
Build-to-suit commitments (b)	5,320	5,320	—	—	—
Lending commitments (c)	23,224	23,224	—	—	—
Operating and other lease commitments (d)	59,013	1,744	3,539	3,590	50,140

	$2,173,420	$140,803	$247,391	$231,347	$1,553,879

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable annual variable interest rate and balance outstanding as of June 30, 2009.

(b)	Represents remaining build-to-suit commitment for a domestic project. Estimated total construction costs for the project are currently projected to be $5.3 million, of which none was funded as of June 30, 2009.

(c)	Represents unfunded amounts on an ADC equity arrangement and a commitment to provide a loan to a developer of a domestic property. The total commitments for the ADC equity arrangement and the loan are $62.5 million and $15.8 million, respectively, of which $43.1 million and $12.0 million had been funded as of June 30, 2009, respectively.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $9.2 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2009. As of June 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
CPA®:16 – Global 6/30/2009 10-Q — 28

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $105.3 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at June 30, 2009 are presented below (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at June 30, 2009	Total Assets	Party Debt	Maturity Date
Thales S.A. (a) (d)	35%	$53,017	$74,598	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	314,097	166,282	5/2014
Actuant Corporation (a)	50%	16,192	11,925	5/2014
TietoEnator Plc (a)	40%	117,807	75,121	7/2014
Pohjola Non-life Insurance Company (a)	40%	55,821	84,573	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	180,023	111,067	5/2015
Actebis Peacock GmbH (a)	30%	52,814	31,657	7/2015
Consolidated Systems, Inc.	40%	17,671	11,618	11/2016
Lindenmaier A.G. (a)	33%	30,212	12,467	10/2017
OBI A.G. (a)	25%	206,260	169,326	3/2018
Police Prefecture, French Government (a)	50%	119,880	89,223	8/2020
The New York Times Company (b)	27%	242,476	—	N/A
Schuler A.G. (a)	33%	74,930	—	N/A
Frontier Spinning Mills, Inc.	40%	41,490	—	N/A
Soho House Beach House LLC (c)	N/A	62,200	—	N/A

		$1,584,890	$837,857

(a)	Dollar amounts are based on the applicable exchange rate of the foreign currency as of June 30, 2009.

(b)	We acquired our interest in this investment in March 2009.

(c)	We account for this investment under the equity method of accounting as it constitutes an ADC equity arrangement.

(d)	The venture sold four of the five properties leased to Thales in July 2009 (see Subsequent Events below).
Subsequent Events
In July 2009, a venture in which we and an affiliate own 51% and 49% interests, respectively, entered into an investment in Hungary for a total cost of approximately $93.6 million. In connection with this investment, the venture obtained non-recourse mortgage financing of $49.5 million.
In July 2009, we sold a domestic property for approximately $50.7 million, which was comprised of cash consideration of $26.2 million and the assumption of a non-recourse mortgage loan that had an outstanding balance of $24.5 million as of the date of sale.
CPA®:16 – Global 6/30/2009 10-Q — 29

In July 2009, a venture that owns a portfolio of five French properties and in which we and an affiliate have 35% and 65% interests, respectively, and which we account for under the equity method of accounting, sold four properties back to the tenant for approximately $46.0 million. The proceeds of these sales will be used to partially prepay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $73.8 million as of the date of sale. The remaining loan balance is collateralized by the unsold fifth property. Our portion of the sales price and the outstanding loan balance approximated $16.1 million and $25.8 million, respectively. We previously recognized impairment charges totaling $7.7 million related to this venture.
As a result of certain tenants ceasing to make rent payments and their resulting noncompliance with the terms of their leases, in July 2009, we suspended debt service payments on the related mortgages, which had a combined outstanding balance of $26.6 million at June 30, 2009.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
CPA®:16 – Global 6/30/2009 10-Q — 30

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
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures. We account for our derivative instruments in accordance with SFAS 133.
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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic crisis, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At June 30, 2009, we estimate that the net fair value of our interest rate swap and interest rate cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.2 million. In addition, an unconsolidated venture in which we hold a 25% interest had an interest rate swap with an estimated fair value liability of $6.6 million (for the entire venture, not our proportionate share) at June 30, 2009.
In connection with the Hellweg 2 transaction in 2007, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the six months ended June 30, 2009, the embedded credit derivatives generated an unrealized gain of $1.1 million, inclusive of noncontrolling interest of $0.8 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2009, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points in their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2009 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at June 30, 2009 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$10,108	$21,737	$25,171	$27,224	$30,379	$1,248,164	$1,362,783	$1,137,814
Variable rate debt	$206	$415	$420	$29,426	$431	$29,102	$60,000	$56,505
CPA®:16 – Global 6/30/2009 10-Q — 31

The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements at June 30, 2009 is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt by an aggregate increase of $70.7 million or an aggregate decrease of $65.5 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2009 would increase or decrease by less than $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at June 30, 2009 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own international investments, primarily in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British Pound Sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the six months ended June 30, 2009, we recognized net realized foreign currency losses of $0.8 million and net unrealized foreign currency gains of $0.4 million. These gains and losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.1 million, based on the exchange rate of the Euro at June 30, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. During the six months ended June 30, 2009, we recorded a net gain of less than $0.1 million upon settlement of two of these contracts. This gain was included in Other income and expenses in the consolidate financial statements. The net estimated fair value of the foreign currency forward contracts, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.1 million at June 30, 2009.
We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the six months ended June 30, 2009, Hellweg 2, which leases properties in Germany, contributed 19% of lease revenues, inclusive of noncontrolling interests.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.1 million.
CPA®:16 – Global 6/30/2009 10-Q — 32

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities
For the three months ended June 30, 2009, we issued 294,900 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $9.80 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2009:
Issuer Purchases of Equity Securities:

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	3,341	$9.11	N/A	N/A
May	—	—	N/A	N/A
June	992,545	9.11	N/A	N/A

Total	995,886

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:16 – Global 6/30/2009 10-Q — 33

Item 4. Submission of Matters to a Vote of Security Holders
An annual meeting of shareholders was held on June 10, 2009, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	62,754,030	1,371,201
Elizabeth P. Munson	62,819,950	1,305,281
Richard J. Pinola	62,843,728	1,281,503
Effective June 25, 2009, Marshall E. Blume, age 68, was appointed to our board of directors. Mr. Blume is an independent director who is also an independent director of our affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 17 — Global Incorporated.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing

3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 – Global 6/30/2009 10-Q — 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated

Date 8/14/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 8/14/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:16 – Global 6/30/2009 10-Q — 35

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing

3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith