Form 10-Q
period 2009-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2009-11-13
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission File Number: 001-32162
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	80-0067704 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive office)	10020 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Registrant had 123,036,789 shares of common stock, $.001 par value, outstanding at November 9, 2009.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009 (the “2008 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2008 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:16 — Global 9/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008

Assets
Investments in real estate:
Real estate, at cost	$1,709,879	$1,661,643
Operating real estate, at cost	83,708	82,776
Accumulated depreciation	(108,862)	(80,249)

Net investments in properties	1,684,725	1,664,170
Real estate under construction	55,719	—
Net investment in direct financing leases	350,654	341,335
Equity investments in real estate	159,860	185,120

Net investments in real estate	2,250,958	2,190,625
Notes receivable	368,594	351,200
Cash and cash equivalents	95,897	174,209
Intangible assets, net	165,191	168,088
Funds in escrow	20,155	52,163
Other assets, net	36,704	30,918

Total assets	$2,937,499	$2,967,203

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,463,573	$1,438,226
Accounts payable, accrued expenses and other liabilities	35,390	52,836
Prepaid and deferred rental income and security deposits	57,137	56,053
Due to affiliates	13,925	21,502
Distributions payable	20,236	20,140

Total liabilities	1,590,261	1,588,757

Redeemable noncontrolling interests	343,494	331,841

Commitments and contingencies
Equity:
CPA®:16 — Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 128,857,728 and 125,352,123 shares issued, respectively	129	125
Additional paid-in capital	1,163,464	1,130,135
Distributions in excess of accumulated earnings	(203,035)	(141,938)
Accumulated other comprehensive income	7,872	2,140

	968,430	990,462
Less, treasury stock at cost, 6,657,770 and 3,286,473 shares, respectively	(61,295)	(30,566)

Total CPA®:16 — Global shareholders’ equity	907,135	959,896

Noncontrolling interests	96,609	86,709

Total equity	1,003,744	1,046,605

Total liabilities and equity	$2,937,499	$2,967,203

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 9/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental income	$39,241	$37,810	$113,112	$111,372
Interest income from direct financing leases	7,236	7,412	20,833	22,089
Interest income on notes receivable	7,518	7,571	21,227	22,709
Other real estate income	5,978	6,902	17,925	17,746
Other operating income	699	575	2,220	2,031

	60,672	60,270	175,317	175,947

Operating Expenses
Depreciation and amortization	(12,393)	(11,719)	(35,312)	(33,944)
Property expenses	(8,949)	(8,135)	(26,891)	(23,353)
Other real estate expenses	(4,587)	(5,324)	(13,624)	(14,313)
General and administrative	(2,004)	(3,884)	(6,641)	(10,015)
Impairment charges	(24,125)	—	(40,109)	—

	(52,058)	(29,062)	(122,577)	(81,625)

Other Income and Expenses
Income from equity investments in real estate	3,483	3,026	11,876	8,614
Other interest income	38	1,114	208	3,851
Gain on extinguishment of debt	—	—	6,512	—
Other income and (expenses)	(677)	(3,261)	305	50
Interest expense	(20,855)	(21,528)	(60,333)	(63,996)

	(18,011)	(20,649)	(41,432)	(51,481)

(Loss) income before income taxes	(9,397)	10,559	11,308	42,841
Provision for income taxes	(3,438)	(1,151)	(4,755)	(3,836)

(Loss) income from continuing operations	(12,835)	9,408	6,553	39,005

Discontinued Operations
Income (loss) from operations of discontinued properties	2,467	310	(2,025)	1,040
Gain on sale of real estate	7,634	—	7,634	—

Income from discontinued operations	10,101	310	5,609	1,040

Net (Loss) income	(2,734)	9,718	12,162	40,045

Add: Net loss (income) attributable to noncontrolling interests	9,100	2,192	3,673	(676)
Less: Net income attributable to redeemable noncontrolling interests	(4,530)	(6,906)	(16,295)	(20,720)

Net Income (Loss) Attributable to CPA®:16 — Global Shareholders	$1,836	$5,004	$(460)	$18,649

Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(0.07)	$0.04	$(0.05)	$0.14
Income from discontinued operations attributable to CPA®:16 — Global shareholders	0.09	—	0.05	0.01

Net income (loss) attributable to CPA®:16 — Global shareholders	$0.02	$0.04	$—	$0.15

Weighted Average Shares Outstanding	122,907,481	121,817,667	122,791,365	120,899,625

Amounts Attributable to CPA®:16 — Global Shareholders
(Loss) income from continuing operations, net of tax	$(8,265)	$4,694	$(6,069)	$17,609
Income from discontinued operations, net of tax	10,101	310	5,609	1,040

Net income (loss)	$1,836	$5,004	$(460)	$18,649

Distributions Declared Per Share	$0.1656	$0.1647	$0.4965	$0.4926

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 9/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net (Loss) Income	$(2,734)	$9,718	$12,162	$40,045
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	23,439	(63,719)	22,329	(23,189)
Change in unrealized loss on derivative instruments	(907)	(1,493)	(1,264)	(739)
Change in unrealized gain (loss) on marketable securities	5	23	(23)	14

	22,537	(65,189)	21,042	(23,914)

Comprehensive income (loss)	19,803	(55,471)	33,204	16,131

Amounts Attributable to Noncontrolling Interests:
Net loss (income)	9,100	2,192	3,673	(676)
Foreign currency translation adjustment	(3,301)	6,386	(3,631)	2,289
Change in unrealized loss (gain) on derivative instruments	1	—	(27)	—

Comprehensive loss attributable to noncontrolling interests	5,800	8,578	15	1,613

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(4,530)	(6,906)	(16,295)	(20,720)
Foreign currency translation adjustment	(12,805)	31,762	(11,652)	6,591

Comprehensive (income) loss attributable to redeemable noncontrolling interests	(17,335)	24,856	(27,947)	(14,129)

Comprehensive Income (Loss) Attributable to CPA®:16 — Global Shareholders	$8,268	$(22,037)	$5,272	$3,615

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 9/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$12,162	$40,045
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	36,598	35,588
Straight-line rent adjustments and amortization of rent-related intangibles	1,919	1,374
Income from equity investments in real estate in excess of distributions received	626	1,842
Issuance of shares to affiliate in satisfaction of fees due	8,893	9,406
Realized loss (gain) on foreign currency transactions, net	755	(3,025)
Unrealized (gain) loss on foreign currency and derivative transactions, net	(1,033)	3,111
Gain on sale of real estate	(7,634)	(136)
Gain on extinguishment of debt	(8,825)	—
Impairment charges	45,210	—
Change in other operating assets and liabilities, net	(1,023)	7,911

Net cash provided by operating activities	87,648	96,116

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	47,390	8,869
Contributions to equity investments in real estate	(62,448)	(12,682)
Acquisitions of real estate and other capital expenditures	(131,275)	(125,972)
Funding/purchases of notes receivable	(5,142)	(4,169)
Funds placed in escrow for future acquisition and construction of real estate	—	(18,511)
Release of funds held in escrow for acquisition and construction of real estate	13,906	39,072
VAT taxes recovered in connection with acquisitions of real estate	—	3,286
Proceeds from sale of real estate	27,710	22,886
Receipt of principal payment of mortgage note receivable	—	225
Payment of deferred acquisition fees to affiliate	(9,082)	(29,546)

Net cash used in investing activities	(118,941)	(116,542)

Cash Flows — Financing Activities
Distributions paid	(60,541)	(58,949)
Distributions paid to noncontrolling interests	(34,462)	(28,511)
Contributions from noncontrolling interests	24,379	406
Proceeds from mortgages and notes payable	78,516	100,212
Scheduled payments of mortgage principal	(13,704)	(11,746)
Prepayment of mortgages and note payable	(34,550)	(4,312)
Deferred financing costs and mortgage deposits, net of deposits refunded	(232)	(450)
Proceeds from issuance of shares, net of costs of raising capital	24,440	23,702
Purchase of treasury stock	(30,729)	(7,880)

Net cash (used in) provided by financing activities	(46,883)	12,472

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(136)	(5,690)

Net decrease in cash and cash equivalents	(78,312)	(13,644)
Cash and cash equivalents, beginning of period	174,209	211,759

Cash and cash equivalents, end of period	$95,897	$198,115

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 9/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 388 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of over 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, which are included in our 2008 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of certain new accounting pronouncements during the nine months ended September 30, 2009 (Note 10).
In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 13, 2009, the date on which we filed this Report with the SEC.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. Under current authoritative guidance, we have determined that we are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity (“VIE”). In addition, we hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
Information about International Geographic Areas
As of September 30, 2009, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from these investments totaled $26.6 million and $26.7 million for the three months ended September 30, 2009 and 2008, respectively, and $76.0 million and $79.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our net investments in real estate for these investments totaled $1.0 billion and $903.5 million as of September 30, 2009 and December 31, 2008, respectively.

CPA®:16 — Global 9/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for us beginning January 1, 2010. We are currently in the process of evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. Under the terms of this agreement, which was amended and renewed effective October 1, 2009, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
Under the terms of the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are calculated as described in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6%. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock. We incurred base asset management fees of $2.9 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $8.8 million and $9.0 million for the nine months ended September 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2009, the advisor owned 5,456,705 shares (4.5%) of our common stock.
Transaction Fees
Under the terms of the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 5% per year. We incurred current acquisition fees of $1.2 million and $0.4 million during the three months ended September 30, 2009 and 2008, respectively, and $2.9 million and $3.5 million during the nine months ended September 30, 2009 and 2008, respectively. We incurred deferred acquisition fees of $0.9 million and $0.3 million during the three months ended September 30, 2009 and 2008, respectively, and $2.3 million and $2.8 million during the nine months ended September 30, 2009 and 2008, respectively. In addition, in May 2008, CPA®:17 — Global purchased from us an additional interest in a venture as described below. In connection with this purchase, CPA®:17 — Global assumed from us deferred acquisition fees payable totaling $0.6 million. Unpaid deferred installments totaled $8.9 million and $15.7 million as of September 30, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $9.1 million and $29.5 million in cash to the advisor in January 2009 and 2008, respectively.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees were $1.0 million at September 30, 2009. There were no subordinated disposition fees as of December 31, 2008 as we did not sell any of our assets in 2008.

CPA®:16 — Global 9/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.3 million for each of the nine month periods ended September 30, 2009 and 2008, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2009 and 2008 and $0.6 million for each of the nine months ended September 30, 2009 and 2008. Based on gross revenues through September 30, 2009, our current share of future minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 25% to 70%, as well as a jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
In June 2008, our affiliate, CPA®:17 — Global, exercised its option to purchase an additional 49.99% interest in a domestic venture in which we and CPA®:17 — Global previously held 99.99% and 0.01% interests, respectively. In connection with this transaction, we recognized a gain of $0.1 million as a result of the sale of our interest in the venture. We continue to consolidate this investment because, in our capacity as the managing member, we have the right to control operations as well as the ability to dissolve the venture or otherwise purchase the interest of the other member.
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$349,402	$340,216
Buildings	1,360,477	1,321,427
Less: Accumulated depreciation	(103,202)	(76,943)

	$1,606,677	$1,584,700

See Note 9 for a description of impairment charges incurred on our real estate during the three and nine months ended September 30, 2009 and 2008, respectively.

CPA®:16 — Global 9/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$8,296	$8,296
Buildings	75,412	74,480
Less: Accumulated depreciation	(5,660)	(3,306)

	$78,048	$79,470

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $151.0 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.2 million for each of the three months ended September 30, 2009 and 2008 and $6.4 million and $6.2 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are owned with affiliates that have similar investment objectives to ours. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
Our equity investments in real estate included an investment in a mortgage loan (an Acquisition, Development and Construction, or “ADC,” arrangement) where we participated in residual interests through the loan provisions or other contracts and which we concluded was more appropriately treated as a hypothetical investment in real estate. This investment was reflected as part of equity method investments in real estate and our loan position was treated as preference capital to the hypothetical partnership rather than a loan, with no interest income recorded. We acquired the equity interest and consolidated this investment in our financial statements at September 30, 2009. The acquisition of this interest did not have a material impact on our financial position and results of operations.

CPA®:16 — Global 9/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	September 30, 2009	September 30, 2009	December 31, 2008
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$34,101	$34,817
The New York Times Company (a)	27%	32,779	—
Schuler A.G. (b)	33%	24,187	22,982
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	16,588	16,058
Police Prefecture, French Government (b) (c)	50%	8,929	13,310
TietoEnator Plc (b)	40%	8,083	8,385
OBI A.G. (b) (d)	25%	6,925	8,829
Pohjola Non-life Insurance Company (b) (c)	40%	6,832	7,696
Frontier Spinning Mills, Inc. (e)	40%	6,216	15,551
Actebis Peacock GmbH (b)	30%	5,733	5,833
Actuant Corporation (b)	50%	2,776	2,845
Lindenmaier A.G. (b) (f)	33%	2,908	4,565
Consolidated Systems, Inc.	40%	2,136	2,164
Thales S.A. (b) (g)	35%	1,667	—

		159,860	143,035

ADC Equity Arrangement:
Soho House Beach House LLC (h)	N/A	—	42,085

		$159,860	$185,120

(a)	We acquired our interest in this investment during the first quarter of 2009 (Note 6).

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(d)	Carrying value of investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.

(e)	In July 2009, this venture obtained mortgage financing of $23.4 million and distributed the proceeds to the venture partners.

(f)	Lindenmaier A.G. filed for bankruptcy in Germany in April 2009. In July 2009, the venture executed a short-term lease agreement with the tenant that reduces annual rent by approximately $1.9 million and expires in February 2010. We recognized other-than-temporary impairment charges of $1.3 million in connection with this venture during the three and nine months ended September 30, 2009 and $1.4 million during the fourth quarter of 2008 (Note 9).

(g)	In July 2009, this venture sold four of its five properties back to the tenant for $46.6 million and recognized a gain on sale of $11.1 million. The proceeds were used to partially repay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of the sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property.

(h)	The ADC equity arrangement provided for a fixed annual interest rate of 5.8% and was scheduled to mature in April 2010. We were committed to purchase the property at a fixed price upon completion, and the borrower had little or no equity in the transaction. At December 31, 2008, we had funded $37.0 million of our total commitment of $62.5 million. We consolidated this investment in our financial statements at September 30, 2009.

CPA®:16 — Global 9/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$1,692,839	$1,388,116
Liabilities	(1,024,089)	(911,235)

Partners’/members’ equity	$668,750	$476,881

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$31,625	$31,232	$96,448	$93,011
Expenses	(21,515)	(23,131)	(64,274)	(68,350)
Impairment charges (a)	(12,095)	(13,214)	(12,095)	(13,214)
Gain on sale of real estate (b)	11,084	—	11,084	—

Net income (loss)	$9,099	$(5,113)	$31,163	$11,447

(a)	For the three and nine months ended September 30, 2009, reflects impairment charges incurred by a venture that leases properties to Lindenmaier A.G. as a result of the tenant’s bankruptcy filing. For the three and nine months ended September 30, 2008, reflects impairment charges incurred by a venture that leases property to Thales S.A. in connection with two properties that had been vacated by the tenant. See Note 9 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during the three and nine months ended September 30, 2009 and 2008, respectively.

(b)	Gain on sale of real estate for the three and nine months ended September 30, 2009 relates to the sale of properties back to Thales S.A. in July 2009. See Note (g) to the prior table above.
We recognized income from these equity investments in real estate of $3.2 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively, and $11.6 million and $8.6 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Acquisitions of Real Estate-Related Investments
The FASB has revised its guidance for business combinations. The updated guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted the revised guidance as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements.
During the nine months ended September 30, 2009, we made investments totaling $162.9 million, inclusive of amounts attributable to noncontrolling interests of $45.9 million, that were deemed to be real estate asset acquisitions. Costs and fees capitalized in connection with this investment activity totaled $7.7 million, inclusive of amounts attributable to noncontrolling interests of $2.2 million. We did not make any investments that were deemed to be business combinations during the three and nine months ended September 30, 2009.
Our investment activity is described below. All amounts are based on the applicable exchange rate of the Euro at the date of acquisition or financing, as appropriate.

CPA®:16 — Global 9/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
Real Estate Acquired
2009 — In July 2009, a venture in which we and an affiliate hold 51% and 49% interests, respectively, and which we consolidate, entered into an investment in Hungary for a total cost of approximately $93.6 million, inclusive of noncontrolling interest of $45.9 million and acquisition fees payable to the advisor. In connection with this investment, the venture obtained non-recourse mortgage financing of $49.5 million, inclusive of noncontrolling interest of $24.3 million, at an annual fixed interest rate and term of 5.9% and seven years, respectively. In connection with this investment, which was deemed to be a real estate asset acquisition under current authoritative accounting guidance, we capitalized acquisition-related costs and fees totaling $4.6 million, inclusive of amounts attributable to noncontrolling interests of $2.2 million.
2008 — During the nine months ended September 30, 2008, we acquired five investments in properties located in the U.S. and Europe at a total cost of $122.8 million. In connection with our investment activity, we obtained non-recourse mortgage financing totaling $100.1 million, inclusive of noncontrolling interests of $19.7 million, at a weighted average annual interest rate and term of 6.5% and ten years, respectively. One of these loans bears interest at a variable rate that has been effectively fixed through the use of an interest rate swap agreement (Note 8).
Equity Investment in Real Estate Acquired
2009 — In March 2009, an entity in which we, our advisor and another affiliate, CPA®:17 — Global, hold 27.25% 17.75% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. Our share of the purchase price was approximately $64.2 million, which we funded with our existing cash resource. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed to be a real estate asset acquisition under current accounting guidance for business combinations, the venture capitalized acquisition-related costs and fees totaling $8.7 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This new financing has a term of five years.
Real Estate Under Construction
In March 2009, we entered into a domestic build-to-suit project for a total cost of up to $5.1 million, based on estimated construction costs. For the nine months ended September 30, 2009, we capitalized acquisition-related costs and fees totaling $0.2 million. In July 2009, we completed the construction of this project and concurrently sold the property to an affiliate of our tenant for $50.6 million, net of selling costs (Note 12).
Note 7. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.

CPA®:16 — Global 9/30/2009 10-Q — 12

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$67,805	$67,805	$—	$—
Marketable securities	1,935	—	—	1,935
Derivative assets	3,358	—	78	3,280

	$73,098	$67,805	$78	$5,215

Liabilities:
Derivative liabilities	$(559)	$—	$(559)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,203	$137,203	$—	$—
Marketable securities	2,192	—	—	2,192
Derivative assets	2,973	—	—	2,973

	$142,368	$137,203	$—	$5,165

Liabilities:
Derivative liabilities	$(520)	$—	$(520)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended September 30, 2009			Three months ended September 30, 2008
Beginning balance	$2,008	$4,373	$6,381	$2,280	$8,141	$10,421
Total gains or losses (realized and unrealized):
Included in earnings	—	(1,103)	(1,103)	—	(4,184)	(4,184)
Included in other comprehensive income	6	10	16	23	(401)	(378)
Amortization and accretion	(79)	—	(79)	(76)	—	(76)

Ending balance	$1,935	$3,280	$5,215	$2,227	$3,556	$5,783

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(1,103)	$(1,103)	$—	$(4,184)	$(4,184)

CPA®:16 — Global 9/30/2009 10-Q — 13

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
Beginning balance	$2,192	$2,973	$5,165	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	247	247	—	(2,735)	(2,735)
Included in other comprehensive income	(23)	60	37	14	45	59
Amortization and accretion	(234)	—	(234)	(225)	—	(225)

Ending balance	$1,935	$3,280	$5,215	$2,227	$3,556	$5,783

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$247	$247	$—	$(2,735)	$(2,735)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
At September 30, 2009, we performed our quarterly assessment of the value of our real estate investments in accordance with current authoritative accounting guidance. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the nine months ended September 30, 2009 we recorded impairment charges totaling $45.5 million, calculated based on market conditions and assumptions at September 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change. See Note 9 for a discussion of impairment charges incurred during the three and nine months ended September 30, 2009 and 2008, respectively.
In April 2009, the FASB amended the existing guidance for disclosing the fair value of financial instruments to require disclosing the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also amended the existing guidance for interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The disclosures required by this guidance as of September 30, 2009 and December 31, 2008 are presented below (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,463,573	$1,227,637	$1,438,226	$1,202,552
Notes receivable	368,594	365,975	351,200	341,238
Marketable securities (a)	1,919	1,935	2,153	2,192

(a)	Carrying value represents historical cost for marketable securities.
The estimated fair value of our debt instruments and notes receivable was determined using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2009 and December 31, 2008.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our marketable securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.

CPA®:16 — Global 9/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
In March 2008, the FASB amended the existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The following table sets forth our derivative instruments at September 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate caps	Other assets	$78	$—	$—	$—
Foreign exchange contracts	Other liabilities	—	—	(229)	—
Interest rate swaps	Other liabilities	—	—	(330)	(520)

		78	—	(559)	(520)

Derivatives not designated as hedging instruments
Embedded credit derivatives	Other assets	1,957	2,095	—	—
Stock warrants	Other assets	1,323	878	—	—

		3,280	2,973	—	—

Total derivatives		$3,358	$2,973	$(559)	$(520)

CPA®:16 — Global 9/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
Derivatives in Cash Flow Hedging	Three months ended September 30,		Three months ended September 30,
Relationships	2009	2008	2009	2008
Interest rate caps (a) (b)	$(3)	$—	$—	$—
Interest rate swaps (a)	(71)	(55)	—	—
Foreign currency forward contracts (a) (c)	(87)	—	—	—

Total	$(161)	$(55)	$—	$—

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
Derivatives in Cash Flow Hedging	Nine months ended September 30,		Nine months ended September 30,
Relationships	2009	2008	2009	2008
Interest rate caps (a) (b)	$54	$—	$—	$—
Interest rate swaps (a)	190	(81)	—	—
Foreign currency forward contracts (a) (c)	(229)	—	27	—

Total	$15	$(81)	$27	$—

(a)	During the three and nine months ended September 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for both the three and nine months ended September 30, 2009. We obtained this interest rate cap in March 2009.

(c)	Gains (losses) reclassified from OCI into income are included in Other income and expenses.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Embedded credit derivatives (a)	Other income and (expenses)	$(1,292)	$(4,184)	$(199)	$(2,964)
Stock warrants	Other income and (expenses)	189	—	446	229

Total		$(1,103)	$(4,184)	$247	$(2,735)

(a)	Includes losses attributable to noncontrolling interests totaling $1.0 million and $3.1 million for the three months ended September 30, 2009 and 2008, respectively, and $0.1 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CPA®:16 — Global 9/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
The interest rate swap and interest rate cap derivative instruments that we had outstanding at September 30, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2009
1-Month LIBOR	“Pay-fixed” swap	$4,000	6.7%	2/2008	2/2018	$(330)
1-Month LIBOR	Interest rate cap (a)	29,000	5.0%	3/2009	3/2012	78

						$(252)

(a)	In February 2009, a venture in which we own a 50% interest, and which we consolidate, repaid a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained new non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6.6% at September 30, 2009, and therefore the interest rate cap was not being utilized at that date.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $175.1 million and $171.4 million as of September 30, 2009 and December 31, 2008, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value liability of $9.1 million and $4.2 million at September 30, 2009 and December 31, 2008.
In addition, an unconsolidated venture in which we hold a 27.25% ownership interest had a non-recourse mortgage with a total carrying value of $119.8 million as of September 30, 2009. The mortgage bears interest at an annual interest rate of LIBOR plus 4.8% that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt was 5.1% at September 30, 2009, and therefore the interest rate cap was not being utilized at that date. The interest rate cap expires in September 2014 and had an estimated total fair value of $2.7 million at September 30, 2009.
Foreign Currency Forward Contracts
We have entered into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into these contracts, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.2 million, based on the exchange rate of the Euro at September 30, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
Embedded Credit Derivatives
In connection with our April 2007 investment in a portfolio of German properties through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of September 30, 2009, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.

CPA®:16 — Global 9/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in us being declared in default on our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. As of September 30, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.5 million as of September 30, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.6 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in these investments.
At September 30, 2009, approximately 55% of our current annualized lease revenue was generated from directly owned real estate properties located in the U.S.. The majority of our directly owned international properties were located in the European Union, with Germany (27%) representing the only concentration. As of September 30, 2009, one German tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG, accounted for 20% of our current annualized lease revenue. As of September 30, 2009, our directly owned real estate properties contain concentrations in the following asset types: industrial (46%), retail (19%), warehouse/distribution (19%) and office (12%); and in the following tenant industries: retail (29%), chemicals, plastics, rubber and glass (10%) and automobile (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. As of September 30, 2009, we had seven tenants in automotive related industries, three of which have filed for bankruptcy protection (see below). These seven tenants accounted for lease revenues and net loss from equity investments as follows: lease revenues from these tenants were $4.6 million and $4.5 million for the three months ended September 30, 2009 and 2008, respectively, and $13.3 million and $13.4 million for the nine months ended September 30, 2009 and 2008, respectively. For our equity investments in real estate, we recognized net losses of $1.3 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, and net income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2008, respectively. These investments had an aggregate carrying value of $162.2 million and $180.3 million at September 30, 2009 and December 31, 2008, respectively. Based on their carrying values at September 30, 2009, 49.7% of these investments were international (in the European Union, Canada and Mexico).
At September 30, 2009, three tenants, all of which operate in the automotive industry, were operating under bankruptcy protection. These tenants accounted for lease revenues and net loss from equity investments in real estate as follows: lease revenues from these tenants were $1.2 million for both the three months ended September 30, 2009 and 2008 and $3.4 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively. For our equity investments in real estate, net income and losses were as described above. These investments had an aggregate carrying value of $24.8 million and $44.0 million at September 30, 2009 and December 31, 2008, respectively. For each of the three and nine months ended September 30, 2009, we incurred impairment charges totaling $23.5 million, inclusive of noncontrolling interest of $8.5 million, on properties leased to these tenants (Note 9). As of September 30, 2009, one of these tenants has ceased making rent payments. As a result of this tenant’s noncompliance with the terms of its lease, in July 2009 we suspended debt service payments on the related non-recourse mortgage, which had an outstanding balance of $23.4 million at September 30, 2009.
Note 9. Impairment Charges
We assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. For consolidated real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate over management’s estimated holding period, including any estimated proceeds from the eventual sale of the property. If this amount is less than the carrying value, the property is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property over the estimated fair value of the property, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not available, we then perform a future net cash flow analysis discounted for inherent risk associated with each asset. For assets held for sale, we compare the estimated net sales price of the property to its carrying value and, if the net sales price is less than the property’s carrying value, we reduce the carrying value to the estimated sales price. We also review our direct financing leases to determine whether there has been an other-than-temporary decline in the current estimate of the residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term. If this review indicates that a decline in residual value of a direct financing lease has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. In addition, we evaluate equity investments in real estate to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying value of our investment over its estimated fair value.

CPA®:16 — Global 9/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and nine months ended September 30, 2009 (in thousands):

	Three months ended	Nine months ended
Impairment Charges	September 30, 2009	September 30, 2009
Net investments in properties	$24,125	$40,109
Equity investments in real estate (a)	1,284	297

Total impairment charges included in income from continuing operations	25,409	40,406
Impairment charges included in discontinued operations	—	5,101

Total impairment charges	$25,409	$45,507

(a)	Impairment charges on our equity investments are included in Income from equity investments in real estate on our consolidated statements of operations.
Impairment charges recognized during the three and nine months ended September 30, 2009 were as follows. We did not recognize any impairment charges during the three or nine months ended September 30, 2008.
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
During each of the three and nine months ended September 30, 2009, we recognized impairment charges totaling $17.0 million related to properties leased to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. We calculated the estimated fair values of these properties based on a discounted cash flow analysis. Both tenants ceased making rent payments during the second quarter of 2009 and, as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. At September 30, 2009, these properties were classified as Net investments in properties in the consolidated financial statements.
Foss Manufacturing Company, LLC
During the nine months ended September 30, 2009, we incurred impairment charges totaling $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. During the second quarter of 2009, we entered into an amended lease agreement with Foss Manufacturing that substantially reduced annual contractual rent and provides for us to receive additional rent based on a percentage of sales. At September 30, 2009, these properties were classified as Net investments in properties in the consolidated financial statements.
Lindenmaier A.G.
During each of the three and nine months ended September 30, 2009, we recognized an other-than-temporary impairment charge of $1.3 million to reduce the carrying value of a venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. The venture leases property to Lindenmaier A.G., which filed for bankruptcy in the second quarter of 2009. We previously recognized an other-than-temporary impairment charge on this investment of $1.4 million in the fourth quarter of 2008. This venture is classified as Equity investment in real estate in the consolidated financial statements.
John McGavigan Limited
During each of the three and nine months ended September 30, 2009, we incurred an impairment charge of $5.2 million in connection with a property in the United Kingdom where the tenant, John McGavigan Limited, filed for bankruptcy in September 2009. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At September 30, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
MetalsAmerica, Inc.
During the nine months ended September 30, 2009, we recognized an impairment charge of $5.1 million related to a domestic property formerly leased to MetalsAmerica, Inc., which filed for bankruptcy in July 2009. We reduced the property’s carrying value of $6.6 million to its estimated selling price of $1.5 million and sold the property in August 2009. The results of operations of this property are included in Income from discontinued operations in the consolidated financial statements.
Other
During each of the three and nine months ended September 30, 2009, we incurred an impairment charge of $1.9 million in connection with a domestic property where the tenant has entered liquidation proceedings. We calculated the estimated fair value of this property using third party broker quotes. At September 30, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
In addition, during the nine months ended September 30, 2009, we reduced an impairment charge of $1.7 million recognized in a prior year by $1.0 million in connection with the recognition of our share of the gain on the sale of certain properties leased to the venture.

CPA®:16 — Global 9/30/2009 10-Q — 19

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In December 2007, the FASB amended the existing authoritative guidance for accounting for noncontrolling interests in consolidated financial statements, which we adopted as required on January 1, 2009. The new guidance establishes and expands accounting and reporting standards for noncontrolling interests and, if applicable, for the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2009.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 — Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$1,094,653	$1,021,097	$73,556
Shares issued	44,633	44,633	—
Contributions	24,396	—	24,396
Net income	20,601	20,262	339
Distributions	(87,842)	(79,719)	(8,123)
Change in other comprehensive income (loss)	(33,224)	(29,765)	(3,459)
Shares repurchased	(16,612)	(16,612)	—

Balance at January 1, 2009	1,046,605	959,896	86,709

Shares issued	33,333	33,333	—
Contributions	24,379	—	24,379
Net loss	(4,133)	(460)	(3,673)
Distributions	(75,101)	(60,637)	(14,464)
Change in other comprehensive income (loss)	9,390	5,732	3,658
Shares repurchased	(30,729)	(30,729)	—

Balance at September 30, 2009	$1,003,744	$907,135	$96,609

Redeemable Noncontrolling Interests
Under the current authoritative accounting guidance, we account for the noncontrolling interests in a note receivable recorded in connection with a German transaction in 2007 as redeemable noncontrolling interests because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

Balance at January 1, 2008	$346,718
Foreign currency translation adjustment	(14,877)

Balance at January 1, 2009	331,841
Foreign currency translation adjustment	11,653

Balance at September 30, 2009	$343,494

CPA®:16 — Global 9/30/2009 10-Q — 20

Notes to Consolidated Financial Statements
Note 11. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in the various states and municipalities within the U.S. and in the European Union, Canada, Mexico, Malaysia and Thailand, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2009, we had unrecognized tax benefits of $0.6 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had approximately $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2004 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries operate hotels that are managed on our behalf by third party hotel management companies. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries has operated at a loss since inception, and as a result, we have recorded a full valuation allowance for this subsidiary’s net operating loss carryforwards. The other subsidiary turned profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In July 2009, we sold a domestic property for $50.6 million, net of selling costs, which was comprised of cash consideration of $26.1 million and the assumption of a non-recourse mortgage loan that had an outstanding balance of $24.4 million as of the date of sale. We recognized a gain of $8.0 million in connection with this sale.
In August 2009, we sold a domestic property for $1.3 million, net of selling costs, and recognized a loss on the sale of $0.3 million, excluding an impairment charge recognized in the current year of $5.1 million (Note 9). This property was encumbered by a non-recourse mortgage loan of $3.6 million. Concurrent with the closing of this sale, the lender agreed to release all the liens on the property in exchange for the $1.3 million proceeds. As a result of the release of the liens, we recognized a net gain on extinguishment of debt of $2.3 million.

CPA®:16 — Global 9/30/2009 10-Q — 21

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$363	$1,084	$2,643	$3,343
Expenses	(209)	(774)	(1,880)	(2,303)
Gain on sale of assets	7,634	—	7,634	—
Gain on extinguishment of debt	2,313	—	2,313	—
Impairment charges	—	—	(5,101)	—

Income from discontinued operations	$10,101	$310	$5,609	$1,040

CPA®:16 — Global 9/30/2009 10-Q — 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2008 Annual Report.
Business Overview
We are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 388 properties, substantially all of which were net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of over 99%. We were formed in 2003 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues	$60,672	$60,270	$175,317	$175,947
Net income (loss) attributable to CPA®:16 — Global shareholders (a)	1,836	5,004	(460)	18,649
Cash flow from operating activities (b)			87,648	96,116

(a)	Net income (loss) attributable to CPA®:16 — Global shareholders for the three and nine months ended September 30, 2009 reflected the recognition of impairment charges totaling $25.4 million and $45.5 million, respectively, which were partially offset by the recognition of gains on the sale of real estate and extinguishment of debt totaling $9.9 million and $8.8 million, respectively. See Note 9 for a discussion of these impairment charges.

(b)	Decrease in cash flows from operating activities in the current year period compared to the prior year period was primarily due to increases in rent delinquencies and carrying costs of distressed properties.
Our quarterly cash distribution was $0.1656 per share for the third quarter of 2009, or $0.66 per share on an annualized basis.
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
Current Trends
While we have substantially invested the proceeds of our offerings, we used $132.7 million to participate in two transactions with our affiliates during the nine months ended September 30, 2009 and to fund construction costs at several build-to-suit projects. We expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
As of the date of this Report, global economic and financial conditions remain challenging, and liquidity in the credit and real estate financing markets is scarce. Fewer financial institutions are offering financing, and the terms of the financing that is available are generally less advantageous for the borrower when compared to periods prior to the financial crisis. In addition, our tenants continue to experience increased levels of financial distress, with several tenants filing for bankruptcy protection during the nine months ended September 30, 2009. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted and necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.

CPA®:16 — Global 9/30/2009 10-Q — 23

Financing Conditions
Current real estate financing markets remain weak as of the date of this Report, and obtaining financing for investments, both domestically and internationally, remains more difficult than in periods prior to the current economic crisis. This weak financing environment has resulted in lenders generally offering shorter maturities, often subject to variable interest rates. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During the nine months ended September 30, 2009, we obtained non-recourse mortgage financing totaling $78.5 million, inclusive of amounts attributable to noncontrolling interests of $38.8 million. The new financing, which includes financing for new transactions and refinancing existing debt, has a weighted average interest rate and term of up to 7.4% and 5.5 years, respectively. In addition, ventures in which we have interests ranging from 27.25% to 40% obtained non-recourse mortgage financing on new transactions totaling $143.2 million, with a weighted average interest rate and term of up to 8.6% and 5.3 years, respectively.
While we have no balloon payments that will be due during either the remainder of 2009 or 2010, balloon payments totaling $8.6 million will be due during 2011. Our property level debt is generally non-recourse, which means that if we or the ventures in which we own investments default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Due to the current weak economic environment, we expect that some of our tenants will continue to experience financial stress and that some will become financially distressed. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during the nine months ended September 30, 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that our lease revenue will decrease by approximately 0.8% on an annualized basis. However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced very recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition will deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process as of September 30, 2009. During the nine months ended September 30, 2009, we incurred impairment charges totaling $45.5 million, of which $25.4 million relates to these tenants (Note 9). Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount. As a result of several of these corporate defaults, during the third quarter of 2009 we suspended debt service on two related mortgage loans with an aggregate outstanding balance of $23.4 million at September 30, 2009, inclusive of amounts attributable to noncontrolling interests of $11.7 million.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify the fully-invested portfolios by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset value per share as of December 31, 2008 decreased to $9.80, a 2% decline from our December 31, 2007 estimated net asset value per share of $10.00. Our estimated net asset valuation, which is generally calculated on an annual basis, is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates. We do not control these variables and, as such, cannot predict how these variables will change in the future.
Redemptions
We have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. However, as of the date of this Report we have not experienced conditions that have affected our ability to continue to fulfill investor redemption requests.

CPA®:16 — Global 9/30/2009 10-Q — 24

Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the nine months ended September 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current inflation rates in the U.S. and the Euro zone, which are historically low, will impact rent increases in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the third quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% and 10% during the three and nine months ended September 30, 2009, respectively, in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 38% and 34% of our annualized lease revenues for each of the nine month periods ended September 30, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Rental income	$113,112	$111,372
Interest income from direct financing leases	20,833	22,089

	$133,945	$133,461

CPA®:16 — Global 9/30/2009 10-Q — 25

During the nine months ended September 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	26,362	28,845
Telcordia Technologies, Inc.	7,002	6,943
Nordic Cold Storage LLC (d)	5,080	4,676
Berry Plastics Corporation (c)	4,981	4,991
Fraikin SAS (b)	4,379	4,592
The Talaria Company (Hinckley) (c)	3,896	3,725
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (d) (e)	3,502	3,100
International Aluminum Corp. and United States Aluminum of Canada Ltd. (b)	3,376	3,312
Huntsman International, LLC	3,011	3,011
Best Brands Corp. (f)	2,982	2,131
Ply Gem Industries, Inc. (b)	2,890	2,859
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b)	2,862	3,131
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (c) (e) (g)	2,761	2,772
TRW Vehicle Safety Systems Inc. (e)	2,676	2,676
Bob’s Discount Furniture, LLC	2,658	2,658
Universal Technical Institute of California, Inc.	2,564	2,564
Kings Super Markets Inc.	2,562	2,562
Performance Fibers GmbH (b)	2,510	2,749
Finisar Corporation	2,466	2,453
Dick’s Sporting Goods, Inc. (c)	2,347	2,347
Foss Manufacturing Company, LLC (h)	2,249	2,627
Willy Voit GmbH & Co. Stanz-und Metallwerk (b) (e)	2,025	2,235
Other (b) (d) (e)	38,804	36,502

	$133,945	$133,461

(a)	We also own an equity investment in other properties leased to this tenant through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2009 strengthened by approximately 10% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $29.7 million and $30.9 million for the nine months ended September 30, 2009 and 2008, respectively.

(d)	Increase was due to CPI-based (or equivalent) rent increase.

(e)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from two additional tenants operating in the automotive industry totaling $2.3 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.

(f)	We acquired our interest in this investment during 2008.

(g)	Görtz & Schiele GmbH & Co. and Goertz & Schiele Corporation filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants have ceased making rent payments and, in July 2009, we suspended debt service payments on both of the related non-recourse mortgage loans, which have a combined outstanding balance of $23.4 million at September 30, 2009. We incurred impairment charges totaling $17.0 million related to these properties during the nine months ended September 30, 2009 (Note 9).

(h)	We incurred an impairment charge of $16.0 million on this property during the nine months ended September 30, 2009 as a result of a significant deterioration in this tenant’s financial outlook (Note 9). During the second quarter of 2009, we entered into an amended lease agreement with Foss Manufacturing that substantially reduces annual contractual rent and provides for us to receive additional rent based on a percentage of sales.

CPA®:16 — Global 9/30/2009 10-Q — 26

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the nine months ended September 30, 2009 and 2008, net lease revenues from these ventures are presented below. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Nine months ended September 30,
Lessee	September 30, 2009	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$22,379	$21,329
The New York Times Company (a)	27%	15,034	—
OBI A.G. (b)	25%	12,158	13,373
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	10,914	11,760
Thales S.A. (b) (e)	35%	8,099	11,052
Pohjola Non-life Insurance Company (b)	40%	6,793	7,251
TietoEnator Plc (b)	40%	6,348	6,821
Police Prefecture, French Government (b)	50%	5,979	6,247
Schuler A.G. (b)	33%	4,821	5,263
Frontier Spinning Mills, Inc. (c)	40%	3,350	—
Actebis Peacock GmbH (b) (c)	30%	3,044	1,088
Lindenmaier A.G. (b) (d)	33%	1,531	2,094
Consolidated Systems, Inc.	40%	1,373	1,373
Actuant Corporation (b)	50%	1,366	1,480

		$103,189	$89,131

(a)	We acquired our interest in this investment in March 2009.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	We acquired our interest in the Actebis Peacock venture in July 2008 and the Frontier Spinning Mills venture in December 2008.

(d)	Tenant operates in the automotive industry and is operating under bankruptcy protection.

(e)	The venture sold four of the five properties leased to Thales in July 2009 (Note 5).
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under current authoritative accounting guidance for the consolidation of VIEs. However, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests in the entity. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro as of September 30, 2009, we currently expect that this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $13.5 million, inclusive of noncontrolling interests of $10.0 million.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, lease revenues increased by $1.3 million and $0.5 million, respectively. Lease revenues increased by $1.6 million and $4.1 million in the respective current year periods from investments entered into during 2009 and 2008 and by $1.1 million and $3.2 million as a result of scheduled rent increases at several properties during the same periods. These increases were substantially offset by the negative impact of fluctuations in foreign currency exchange rates (primarily the Euro), which reduced lease revenues by $1.1 million and $6.6 million for the respective current year periods.

CPA®:16 — Global 9/30/2009 10-Q — 27

Interest Income on Notes Receivable
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, interest income on notes receivable decreased by $0.1 million and $1.5 million, respectively, primarily as a result of the negative impact of fluctuations in the exchange rate of the Euro on our investment in a note receivable in connection with the Hellweg 2 transaction.
Depreciation and Amortization
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, depreciation and amortization expense increased by $0.7 million and $1.4 million, respectively, due to investments entered into or placed into service during 2008 and 2009.
Property Expenses
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, property expenses increased by $0.8 million and $3.5 million, respectively, primarily due to an increase in uncollected rent expense as a result of a higher number of tenants who are experiencing financial difficulties.
General and Administrative
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, general and administrative expenses decreased by $1.9 million and $3.4 million, respectively, primarily due to a reduction in business development costs of $1.8 million and $2.3 million, respectively, as well as decreases in professional services fees of $0.3 million and $1.1 million, respectively, Business development costs are costs incurred in connection with potential investments that ultimately were not consummated.
Impairment Charges
For the three and nine months ended September 30, 2009, we recognized impairment charges totaling $24.1 million and $40.1 million, respectively. For the three months ended September 30, 2009, we incurred impairment charges totaling $17.0 million related to properties leased to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. We also incurred impairment charges totaling $7.1 million in connection with a property in the United Kingdom and a domestic property, where the tenants have filed for bankruptcy or entered liquidation proceedings, respectively.
For the nine months ended September 30, 2009, we also recognized an impairment charge of $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook.
See “Income from Equity Investments in Real Estate” below for information about other-than-temporary impairment charges recognized in connection with our equity investments in real estate.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate increased by $0.5 million and $3.3 million, respectively, primarily due to our investment in The New York Times transaction in March 2009, which contributed income of $1.7 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, as well as our investment in the Frontier Spinning Mills transaction in December 2008, which contributed income of $0.3 million and $1.2 million for the three and nine months ended September 30, 2009, respectively. This income was partially offset in each period by an other-than-temporary impairment charge of $1.3 million recorded in the three months ended September 30, 2009 on our Lindenmaier A.G. equity investment as a result of the tenant filing for bankruptcy.
Other Interest Income
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, other interest income decreased by $1.1 million and $3.6 million, respectively, primarily due to lower average cash balances as a result of our real estate investment activity during 2008 and 2009 and lower rates of return earned on our cash balances reflecting current market conditions.
Gain on Extinguishment of Debt
In February 2009, a venture in which we and an affiliate each hold 50% interests, which we consolidate, repaid its existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.

CPA®:16 — Global 9/30/2009 10-Q — 28

Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended September 30, 2009 as compared to the same period in 2008, net other expenses improved by $2.6 million, primarily as a result of a reduction of $2.9 million on the net loss recognized on the Hellweg 2 embedded credit derivative. This improvement was partially offset by a decrease of $0.4 million in net gains on foreign currency transactions due to the relative strengthening of the U.S. dollar during the current year period as compared with the same period in 2008.
For the nine months ended September 30, 2009 as compared to the same period in 2008, net other income increased by $0.3 million primarily as a result of the reduction in net loss on the Hellweg 2 embedded credit derivative, substantially offset by a $2.3 million decrease in net gains on foreign currency transactions, as described above.
Interest Expense
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, interest expense decreased by $0.7 million and $3.7 million, respectively. In the current year periods, interest expense decreased by $0.6 million and $3.3 million, respectively, as a result of the impact of fluctuations in foreign currency exchange rates and by $0.4 million and $1.5 million, respectively, as a result of making scheduled principal payments and refinancing non-recourse mortgages during 2009 and 2008, which reduced the balances on which interest is incurred. These decreases were partially offset by a $0.6 million and $1.5 million increase in interest expense incurred on new non-recourse mortgages obtained during 2008 and 2009.
Provision for Income Taxes
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, provision for income taxes increased by $2.3 million and $0.9 million, respectively, primarily due to an increase in foreign tax liabilities as a result of investments entered into during 2008.
Income from Discontinued Operations
For each of the three and nine month periods ended September 30, 2009, we sold two domestic properties for $51.9 million, net of selling costs, and recognized net gain on sale of $7.6 million and net gain on extinguishment of debt of $2.3 million, excluding impairment charge recognized in the current year of $5.1 million.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
For the three months ended September 30, 2009 as compared to the same period in 2008, the resulting net income attributable to CPA®:16 — Global shareholders decreased by $3.2 million.
For the nine months ended September 30, 2009, the resulting net loss attributable to CPA®:16 — Global shareholders was $0.5 million, compared to net income of $18.6 million for the nine months ended September 30, 2008.
Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CPA®:16 — Global 9/30/2009 10-Q — 29

Operating Activities
During the nine months ended September 30, 2009, we used cash flows from operating activities of $87.6 million to fund distributions to shareholders of $60.5 million. We also made scheduled mortgage principal installments of $13.7 million and paid distributions to noncontrolling interests partners of $34.5 million. We used cash distributions from equity investments in real estate in excess of equity income of $47.4 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2009, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $8.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the nine months ended September 30, 2009, we used $131.3 million to enter into an investment in Hungary and to fund construction costs at several build-to-suit and expansion projects. We also used $62.4 million to purchase an equity investment in The New York Times Company transaction, and $5.1 million to provide financing to the developer of a domestic build-to-suit property. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $9.1 million. Cash inflows consisted of distributions from equity investments in real estate of $47.4 million, including our share of mortgage proceeds obtained by two ventures of $40.2 million, $27.7 million from the sale of two domestic properties during the second quarter of 2009 and the release of $13.9 million of funds held in escrow to fund expansions at existing properties .
Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the nine months ended September 30, 2009, we received mortgage proceeds totaling $78.5 million, including $49.5 million related to our investment in Hungary and $29.0 million obtained as a result of refinancing an existing mortgage. We used $34.6 million to prepay certain non-recourse mortgages, primarily consisting of $32.5 million used to prepay, at a discount, a $39.0 million outstanding balance on a non-recourse mortgage loan. Concurrent with this prepayment, we obtained new non-recourse debt of $29.0 million with a term of three years, plus two one-year extensions. We also received contributions of $24.4 million from noncontrolling interests in connection with the Hungary transaction. We received $24.4 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $30.7 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. As of September 30, 2009, redemptions totaled approximately 3.5% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.

CPA®:16 — Global 9/30/2009 10-Q — 30

Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2009 and December 31, 2008 (dollars in thousands).

	September 30, 2009	December 31, 2008
Balance
Fixed rate	$1,402,630	$1,406,926
Variable rate (a)	60,943	31,300

Total	$1,463,573	$1,438,226

Percent of total debt
Fixed rate	96%	98%
Variable rate (a)	4%	2%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	6.0%	5.4%

(a)	Variable rate debt at September 30, 2009 included (i) $3.9 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument (Note 8), (ii) $29.0 million that is subject to an interest rate cap, but for which the interest rate cap was not in effect at September 30, 2009 and (iii) $28.0 million in mortgage obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. No interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
As of September 30, 2009, our cash resources consisted of cash and cash equivalents of $95.9 million. Of this amount, $22.8 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $180.1 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
At September 30, 2009, three tenants all of which operate in the automotive industry, were operating under bankruptcy protection. These tenants accounted for lease revenues and net loss from equity investments in real estate as follows: lease revenues from these tenants were $1.2 million for both of the three month periods ended September 30, 2009 and 2008 and $3.4 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively. For our equity investments in real estate, we recognized net losses of $1.3 million and $1.6 million for the three and nine months ended September 30, 2009, respectively, and net income of $0.1 million and $0.4 million for the three and nine months ended September 30, 2008, respectively. These investments had an aggregate carrying value of $24.8 million and $44.0 million at September 30, 2009 and December 31, 2008, respectively. None of these tenants had indicated whether it will affirm or disaffirm its lease with us as of the date of this Report. For each of the three and nine months ended September 30, 2009, we incurred impairment charges totaling $23.5 million, inclusive of noncontrolling interest of $8.5 million, on properties leased to these tenants (Note 9). As of September 30, 2009, one of these tenants has ceased making rent payments. As a result of this tenant’s noncompliance with the terms of its lease, we suspended debt service payments on the related mortgage in July 2009.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control, making scheduled mortgage principal payment installments (we have no balloon payments on our mortgage obligations until 2011), and funding build-to-suit and lending commitments that we currently estimate to total $22.1 million, as well as other normal recurring operating expenses.

CPA®:16 — Global 9/30/2009 10-Q — 31

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Non-recourse debt — Principal	$1,463,573	$21,771	$81,547	$110,195	$1,250,060
Deferred acquisition fees — Principal	8,934	6,252	2,682	—	—
Interest on borrowings and deferred acquisition fees (a)	643,973	85,875	166,130	156,321	235,647
Subordinated disposition fees (b)	1,013	—	—	—	1,013
Build-to-suit commitments (c)	20,266	20,266	—	—	—
Lending commitments (d)	1,836	1,836	—	—	—
Operating and other lease commitments (e)	60,137	1,770	3,589	3,641	51,137

	$2,199,732	$137,770	$253,948	$270,157	$1,537,857

(a)	Interest on an unhedged variable rate debt obligation was calculated using the applicable annual variable interest rate and balance outstanding as of September 30, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(c)	Represents remaining build-to-suit commitment for two domestic projects. Estimated total construction costs for these projects are currently projected to be $67.8 million, of which $47.5 million was funded as of September 30, 2009.

(d)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic property. The total commitment for the loan is $15.8 million, of which $14.0 million had been funded as of September 30, 2009.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $9.6 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2009. As of September 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.5 million, with our share approximating $0.7 million. In addition, our maximum exposure to loss on these ventures was approximately $108.8 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).

CPA®:16 — Global 9/30/2009 10-Q — 32

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate shares (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at September 30, 2009	Total Assets	Party Debt	Maturity Date
Thales S.A. (a) (b)	35%	$29,182	$28,471	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	311,365	165,327	5/2014
Actuant Corporation (a)	50%	18,814	12,316	5/2014
TietoEnator Plc (a)	40%	100,019	77,624	7/2014
The New York Times Company (c)	27%	368,281	119,750	9/2014
Pohjola Non-life Insurance Company (b)	40%	108,433	87,563	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	192,461	114,574	5/2015
Actebis Peacock GmbH (a)	30%	53,618	32,754	7/2015
Frontier Spinning Mills, Inc.(d)	40%	65,467	23,375	8/2016
Consolidated Systems, Inc.	40%	17,799	11,579	11/2016
Lindenmaier A.G. (a) (e)	33%	18,673	12,917	10/2017
OBI A.G. (a)	25%	219,003	175,092	3/2018
Police Prefecture, French Government (a)	50%	112,609	92,477	8/2020
Schuler A.G. (a)	33%	77,115	—	N/A

		$1,692,839	$953,819

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency as of September 30, 2009.

(b)	In July 2009, this venture sold four of its five properties back to the tenant for $46.6 million and used the proceeds to partially repay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of the sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property.

(c)	We acquired our interest in this investment in March 2009. In August 2009, the venture obtained mortgage financing on the property of $119.8 million.

(d)	In July 2009, this venture obtained mortgage financing of $23.4 million.

(e)	We recognized other-than-temporary impairment charges of $1.3 million in connection with this venture during the three and nine months ended September 30, 2009 (Note 9).

CPA®:16 — Global 9/30/2009 10-Q — 33

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Trends).
We do not generally use derivative instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At September 30, 2009, we estimate that the net fair value of our interest rate swap and interest rate cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.3 million. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $6.4 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at September 30, 2009.
In connection with the Hellweg 2 transaction in 2007, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the nine months ended September 30, 2009, the embedded credit derivatives generated an unrealized loss of $0.2 million, inclusive of noncontrolling interest of $0.1 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2009, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2009 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at September 30, 2009 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2009 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$5,198	$21,961	$25,449	$27,527	$30,733	$1,291,762	$1,402,630	$1,169,838
Variable rate debt	$106	$429	$434	$29,438	$444	$30,092	$60,943	$57,799

CPA®:16 — Global 9/30/2009 10-Q — 34

The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at September 30, 2009 by an aggregate increase of $70.3 million or an aggregate decrease of $65.4 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2009 would increase or decrease by less than $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at September 30, 2009 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling and to a lesser extent, certain other currencies, which may affect future costs and cash flows. Although a significant portion of our foreign operations were conducted in the Euro and the British Pound Sterling, we are likely to continue to conduct business in other currencies as we seek to invest funds from our offering internationally. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2009, we recognized net realized foreign currency losses of $0.8 million and net unrealized foreign currency gains of $0.8 million. These gains and losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.2 million, based on the exchange rate of the Euro at September 30, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. During the nine months ended September 30, 2009, we recorded a net gain of less than $0.1 million upon settlement of two of these contracts. This gain was included in Other income and expenses in the consolidate financial statements. The net estimated fair value of the foreign currency forward contracts, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.2 million at September 30, 2009.
We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates. For the nine months ended September 30, 2009, Hellweg 2, which leases properties in Germany, contributed 19.7% of lease revenues, inclusive of noncontrolling interests.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.3 million.

CPA®:16 — Global 9/30/2009 10-Q — 35

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities
For the three months ended September 30, 2009, we issued 300,742 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $9.80 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2009:
Issuer Purchases of Equity Securities:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	1,132,300	$9.11	N/A	N/A

Total	1,132,300

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:16 — Global 9/30/2009 10-Q — 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 11/13/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 11/13/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 — Global 9/30/2009 10-Q — 37