Form 10-K
period 2009-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2010-03-26
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 116,978,146 shares of common stock at June 30, 2009.
At March 18, 2010, there were 124,007,528 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.
It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.
CPA®:16 — Global 2009 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview:
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to United States (“U.S.”) federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
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
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity currently for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17”), collectively, including us, the “CPA® REITs.”
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. Through December 31, 2009, we have also issued 13,795,464 shares ($137.4 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our property portfolio. We have repurchased 7,134,071 shares ($65.6 million) of our common stock under a redemption plan from inception through December 31, 2009.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. The advisor employs 156 individuals who are available to perform services for us.
Significant Developments during 2009:
Acquisition/Disposition Activity — During 2009, we completed three acquisition transactions. With one of our affiliates, we acquired a property in Hungary for $93.6 million, inclusive of noncontrolling interest of $45.9 million. We contributed $64.2 million to a venture in which we, our advisor and another affiliate completed a net lease financing transaction with The New York Times Company. We account for our interest in this venture under the equity method of accounting. In addition, we entered into a domestic build-to-suit expansion project for $4.5 million that we completed in July 2009. Upon completion, we sold the expansion together with the pre-existing property for $50.6 million. Amounts above are based on the exchange rate of the Euro at the dates of acquisition/financing where appropriate. Our portion of financing obtained in connection with this 2009 investment activity totaled $57.8 million.
CPA®:16 — Global 2009 10-K — 2

Impairment Charges — During 2009, we incurred impairment charges totaling $59.6 million, inclusive of noncontrolling interests totaling $12.8 million. Included in this total are impairment charges totaling $5.1 million related to discontinued operations and $3.6 million related to two unconsolidated joint ventures. Of the total impairment charges incurred during 2009, $53.7 million, inclusive of noncontrolling interests totaling $12.7 million, related to six tenants that experienced financial difficulties and/or filed for bankruptcy.
Net Asset Values — As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $9.20, a 6.1% decline from our December 31, 2008 estimated net asset value per share of $9.80.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to the Segment Information footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or developed or that will be developed within a reasonable time after acquisition.
Our objectives are to:
•	own a diversified portfolio of triple-net leased real estate and other real estate related investments;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular principal payments on mortgage loans for our properties.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
CPA®:16 — Global 2009 10-K — 3

Our Portfolio
At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 386 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis) with an occupancy rate of approximately 99%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
East	$31,845	17%	$10,637	23%
Midwest	27,354	14	1,414	3
South	26,266	14	4,672	10
West	20,109	11	2,332	5

Total U.S.	105,574	56	19,055	41

International
Europe (c)	77,982	41	26,732	59
Asia	3,844	2	—	—
Canada	2,510	1	—	—
Mexico	377	—	—	—

Total Non-U.S.	84,713	44	26,732	59

Total	$190,287	100%	$45,787	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, Hungary, Poland, Sweden, and the United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Industrial	$85,589	46%	$6,250	14%
Warehouse/distribution	36,633	19	636	1
Retail	36,069	19	8,132	18
Office	23,744	12	20,765	45
Other Properties (c)	8,252	4	10,004	22

Total	$190,287	100%	$45,787	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Other properties include hospitality and educational properties, residential, self-storage facilities as well as undeveloped land.
CPA®:16 — Global 2009 10-K — 4

Tenant Diversification
Information regarding our tenant diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (a)	Revenue (b)	Lease Revenue	Revenue (b)	Lease Revenue
Retail trade	$55,001	29%	$8,177	18%
Chemicals, plastics, rubber, and glass	19,749	10	—	—
Automotive	18,229	10	423	1
Healthcare, education and childcare	12,053	6	—	—
Transportation — cargo	10,322	5	—	—
Telecommunications	10,058	5	—	—
Construction and building	9,373	5	—	—
Consumer and non-durable goods	9,255	5	—	—
Beverages, food, and tobacco	8,424	4	—	—
Electronics	8,207	4	5,992	13
Business and commercial services	6,916	4	—	—
Machinery	4,177	2	2,433	6
Grocery	3,450	2	—	—
Hotels and gaming	3,000	2	—	—
Media: printing and publishing	2,126	1	6,591	14
Textiles, leather, and apparel	1,992	1	1,836	4
Aerospace and defense	1,389	1	1,573	4
Insurance	1,313	1	3,786	8
Buildings and real estate	—	—	6,497	14
Federal, state and local government	—	—	4,348	9
Transportation — personal	—	—	3,499	8
Other (d)	5,253	3	632	1

Total	$190,287	100%	$45,787	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(d)	Includes revenue from tenants in our consolidated investments in the following industries: consumer services (1%), mining, metals and primary metal (1%) and utilities (1%). For our equity investments in real estate, Other consists of revenue from tenants in mining, metals and primary metal.
CPA®:16 — Global 2009 10-K — 5

Lease Expirations
At December 31, 2009, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2010 – 2013	$—	—%	$1,573	3%
2014	—	—	3,499	8
2015	596	—	3,786	8
2016	3,279	2	3,575	8
2017	2,000	1	—	—
2018 – 2019	4,773	3	4,348	9
2020 – 2024	60,077	32	19,515	43
2025 – 2029	74,995	39	5,535	12
2030 and thereafter	44,567	23	3,956	9

Total	$190,287	100%	$45,787	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006. While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
CPA®:16 — Global 2009 10-K — 6

Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2009, 96% of our mortgage financing bore interest at fixed rates. Approximately 46% of our variable rate debt currently bears interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2009, scheduled balloon payments for the next five years were as follows (in thousands):

2010	$—
2011	—	(a)
2012	29,000	(b)
2013	—
2014	73,900	(a)

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $8.4 million in 2011 and $104.8 million in 2014.

(b)	Inclusive of amounts attributable to noncontrolling interests totaling $14.5 million.
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
CPA®:16 — Global 2009 10-K — 7

In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. However, creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar indices in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.
Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment, such as requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
CPA®:16 — Global 2009 10-K — 8

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
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, deputy chairman of the Supervisory Board of Corealcredit Bank AG, deputy chairman of the Supervisory Board of MHB Bank AG, and vice chairman of the Supervisory Board of IKB Deutsche Industriebank AG. Former chief executive officer of Eurohypo AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2009, Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) represented 20% of our total lease revenues, inclusive of noncontrolling interest.
Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there was a decrease in such competition as a result of the recent deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
CPA®:16 — Global 2009 10-K — 9

Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction.
Types of Investments
Substantially all of our investments to date are and will continue to be income-producing properties which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. We have also invested in domestic hotel properties. Investments are not restricted as to geographical areas.
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
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (which must include a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
CPA®:16 — Global 2009 10-K — 10

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
(d) Financial Information About Geographic Areas
See Our Portfolio above and the Segment Information footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa16.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.
The current financial and economic crisis has adversely affected, and may continue to adversely affect, our business.
Although we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, the full magnitude, effects and duration of the crisis cannot be predicted. To date, its primary effects on our business have been increased levels of financial distress, and higher levels of default in the payment of rent, by our tenants; tenant bankruptcies; and impairments in the value of our investments. Depending on how long and how severe this crisis is, these trends could continue to worsen, which may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of distributions at current levels.
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
We have invested in and may continue to invest in properties located outside the United States. At December 31, 2009, our directly owned real estate properties located outside of the U.S. represented 44% of current annualized lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Changing governmental rules and policies;

•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	Expropriation;
CPA®:16 — Global 2009 10-K — 11

•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	Restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts; and

•	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the United States and Europe, and the advisor has little or no expertise in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the Euro. We are also currently exposed to the British Pound Sterling, the Swedish krona, Canadian dollar, Thai baht, Malaysian ringgit and Polish zloty. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
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
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — Business — Our Portfolio for scheduled lease expirations.
We have recognized, and may in the future recognize, substantial impairment charges on our properties.
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
CPA®:16 — Global 2009 10-K — 12

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Our five largest tenants/guarantors represented approximately 36%, 36% and 33% of total lease revenues in 2009, 2008 and 2007, respectively. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;

•	an increase in the costs incurred to carry the property;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.
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
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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
CPA®:16 — Global 2009 10-K — 13

Our distributions may exceed our adjusted cash flow from operating activities and our earnings in accordance with GAAP.
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2009 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.
For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Circumstances under which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
CPA®:16 — Global 2009 10-K — 14

•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s- length basis as would occur if the agreements were with unaffiliated third parties;

•	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

•	disposition, incentive and termination fees, which are based on the sale price of properties or the terms of a liquidity transaction, may cause a conflict between the advisor’s desire to sell a property or engage in a liquidity transaction and our interests; and

•	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We delegate our management functions to the advisor.
We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.
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
Our estimated annual net asset value is based in part on information that the advisor provides to a third party.
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
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have no control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced.
CPA®:16 — Global 2009 10-K — 15

A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Because of the current conditions in the credit market, refinancing is at present very difficult. See Item 1 — Business — Our Portfolio — Financing Strategies.
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
The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:
•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or rental or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.
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
CPA®:16 — Global 2009 10-K — 16

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
The Internal Revenue Service (“IRS”) may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
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
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
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
CPA®:16 — Global 2009 10-K — 17

Potential liability for environmental matters could adversely affect our financial condition.
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In March 2009, the FASB issued a discussion paper providing its preliminary views that the scope of the proposed new standard should be based on the scope of the existing standards. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:16 — Global 2009 10-K — 18

Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of this guidance. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
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
There is not, and may never be, an active public trading market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate the plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
CPA®:16 — Global 2009 10-K — 19

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
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and San Francisco, California and internationally in Shanghai.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
CPA®:16 — Global 2009 10-K — 20

Item 4.	Removed and Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2010, there were 35,038 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended
	2009	2008
First quarter	$0.1653	$0.1637
Second quarter	0.1656	0.1642
Third quarter	0.1656	0.1647
Fourth quarter	0.1656	0.1650

	$0.6621	$0.6576

Unregistered Sales of Equity Securities
For the three months ended December 31, 2009, we issued 300,612 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $9.80 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October			N/A	N/A
November			N/A	N/A
December	476,301	$9.11	N/A	N/A

Total	476,301

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market
CPA®:16 — Global 2009 10-K — 21

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years ended December 31,
	2009	2008	2007	2006	2005
Operating Data (a)
Total revenues	$236,557	$235,009	$163,030	$67,033	$41,651
Income from continuing operations	7,352	46,018	57,884	29,879	16,084
Net income (b)	12,959	47,360	58,598	31,970	16,926
Add: Net loss (income) attributable to noncontrolling interests	8,050	(339)	(6,048)	(1,865)	(642)
Less: Net income attributable to redeemable noncontrolling interests	(23,549)	(26,774)	(18,346)	—	—

Net (loss) income attributable to CPA®16 — Global shareholders	(2,540)	20,247	34,204	30,105	16,284

Earnings per share:
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	(0.07)	0.16	0.28	0.40	0.29
Net income attributable to CPA®:16 — Global shareholders	(0.02)	0.17	0.29	0.40	0.29

Cash distributions declared per share	0.6621	0.6576	0.6498	0.6373	0.5763

Balance Sheet Data
Total assets	$2,889,005	$2,967,203	$3,081,869	$1,775,640	$929,649
Net investments in real estate (c)	2,223,549	2,190,625	2,169,979	1,143,908	651,592
Long-term obligations (d)	1,454,851	1,453,901	1,445,734	662,762	376,078

Other Information
Cash provided by operating activities	$119,879	$117,435	$120,985	$52,255	$40,338
Cash distributions paid	80,778	79,011	72,551	41,227	28,939
Payment of mortgage principal (e)	18,747	15,487	18,053	6,397	2,821

(a)	Certain prior year balances have been retrospectively adjusted as discontinued operations and for the adoption of recent accounting guidance for noncontrolling interests.

(b)	Net income in 2009 and 2008 reflected impairment charges totaling $59.6 million, inclusive of amounts attributable to noncontrolling interests totaling $12.8 million and $4.0 million, including $3.1 million related to our equity investments in real estate, respectively.

(c)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(d)	Represents non-recourse mortgages and deferred acquisition fee installments.

(e)	Represents scheduled mortgage principal payments.
CPA®:16 — Global 2009 10-K — 22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor.
Financial Highlights
(In thousands)

	Years ended December 31,
	2009	2008	2007
Total revenues	$236,557	$235,009	$163,030
Net (loss) income attributable to CPA®:16 — Global shareholders	(2,540)	20,247	34,204
Cash flow from operating activities	119,879	117,435	120,985
Total revenues increased slightly in 2009 as compared to 2008 primarily due to recent investment activity and scheduled rent increases. These increases were substantially offset by fluctuations in foreign currency exchange rates.
Net loss attributable to CPA®:16 — Global shareholders for 2009 reflects impairment charges totaling $59.6 million, inclusive of amounts attributable to noncontrolling interests of $12.8 million. These impairment charges were partially offset by gains recognized on the sale of a property and extinguishment of debt, net of amounts attributable to noncontrolling interests, totaling $13.2 million in 2009. During 2008, we incurred impairment charges totaling $4.0 million.
Our quarterly cash distribution remained at $0.1656 per share for the fourth quarter of 2009, or $0.66 per share on an annualized basis.
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
Current Trends
While we have substantially invested the proceeds of our offerings, we used $163.8 million, inclusive of amounts attributable to noncontrolling interests of $45.9 million, to participate in two transactions with our affiliates during 2009 and to fund construction costs at several build-to-suit projects. We expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
As of the date of this Report, we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, although the full magnitude, effects and duration of the crisis cannot be predicted. As a result of improving economic conditions, we have seen an improvement in financing conditions for new transactions and refinancing of maturing debt, both domestically and internationally, although generally at lower loan to value ratios than in prior periods. However, the continuing effects of the challenging economic environment have also resulted in some negative trends affecting our business. These trends include: continued tenant defaults; renewals of tenant leases generally at lower rental rates than existing leases; low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the CPI; and higher impairment charges.
CPA®:16 — Global 2009 10-K — 23

Despite recent indicators that the economy is beginning to recover, the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
Financing Conditions
Conditions in the real estate financing markets impact our ability to enter into investments and to refinance maturing debt. Despite the recent weak financing environment, which has resulted in lenders for both domestic and international investments offering loans at shorter maturities, with lower loan to value ratios and subject to variable interest rates, we have begun to see some improvements in the financing markets and to date have been successful obtaining financing for new transactions and refinancing maturing debt. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During 2009, we obtained non-recourse mortgage financing totaling $78.5 million, inclusive of amounts attributable to noncontrolling interests of $38.8 million, including financing for new transactions and refinancing existing debt, with a weighted average annual interest rate and term of up to 7.4% and 5.5 years, respectively. In addition, ventures in which we have interests ranging from 25% to 40% obtained financing in connection with recent investment activity totaling $146.4 million with a weighted average annual interest rate and term of up to 8.5% and 5.3 years, respectively.
At December 31, 2009, we had balloon payments totaling $8.4 million due in 2011. We are actively seeking to refinance this debt but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Some of our tenants have experienced financial stress, and we expect that this trend may continue, albeit at a less severe rate, in 2010. Corporate defaults can reduce our results of operations and cash flow from operations.
Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by less than 1% on an annualized basis. However, this amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is possible that our tenants’ financial condition will deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process at December 31, 2009. During 2009, we incurred impairment charges totaling $59.6 million, inclusive of amounts attributable to noncontrolling interests of $12.8 million, a significant portion of which related to these tenants. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount. As a result of several of these corporate defaults, during 2009 we suspended debt service on three related non-recourse mortgage loans with an aggregate outstanding balance of $27.2 million at December 31, 2009, inclusive of amounts attributable to noncontrolling interests of $11.6 million.
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
Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
CPA®:16 — Global 2009 10-K — 24

As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $9.20, a 6.1% decline from our December 31, 2008 estimated net asset value per share of $9.80. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $9.20 per share, particularly given current market volatility.
Redemptions and Distributions
We have experienced higher levels of share redemptions during 2008 and 2009. While higher levels of redemptions consume cash, we have actively conserved our capital by restraining dividend increases. For the fourth quarter of 2009, we did not increase our quarterly distribution from the distribution paid in the third quarter. To date, we have not experienced conditions that have affected our ability to continue to pay distributions.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
The average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% during 2009 in comparison to 2008, resulting in a modestly negative impact on our results of operations for Euro-denominated investments in the current year. For 2008 as compared with 2007, the average rate for the U.S. dollar in relation to the Euro weakened by approximately 7%, resulting in a modestly positive impact on our results of operations for Euro-denominated investments in 2008 as compared with 2007. Investments denominated in the Euro accounted for approximately 38%, 33% and 34% of our annualized lease revenues for 2009, 2008 and 2007, respectively. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
We consider cash flows from operating activities, cash flows from investing activities and cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment.
CPA®:16 — Global 2009 10-K — 25

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of recent conditions in credit markets, obtaining financing is more challenging at present and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
For the three years ended December 31, 2009 presented in this Report, our results of operations were significantly impacted by a transaction in April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Our total effective ownership interest in the ventures is 26% and we consolidate the ventures in our financial statements under current accounting guidance. The total cost of the interests in these ventures was $446.4 million, inclusive of our affiliates’ noncontrolling interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse mortgage financing of $378.6 million, inclusive of our affiliates’ noncontrolling interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years. Under the terms of the note receivable, which has a principal balance of $314.2 million, inclusive of our affiliates’ noncontrolling interest of $233.6 million, the lending venture will receive interest that approximates 75.3% of all operating income earned by the limited partnership, less adjustments.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26% a significant portion of the results of operations from this transaction is reduced by our affiliates’ noncontrolling interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro at December 31, 2009, we expect this transaction will generate annualized property level cash flow from operations (revenues less interest expense) of approximately $12.4 million, inclusive of noncontrolling interest of $9.2 million.
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Rental income	$153,066	$149,982	$112,753
Interest income from direct financing leases	27,448	28,864	24,134

	$180,514	$178,846	$136,887

CPA®:16 — Global 2009 10-K — 26

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2009	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	$35,889	$37,128	$25,536
Telcordia Technologies, Inc.	9,371	9,311	9,127
Nordic Cold Storage LLC (d)	6,830	6,257	5,591
Berry Plastics Corporation (a) (c)	6,641	6,651	218
Fraikin SAS (a) (b) (e)	5,935	5,888	4,911
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (b) (f) (g)	4,715	6,365	3,992
International Aluminum Corp. and United States Aluminum of Canada, Ltd. (a) (b)	4,518	4,454	2,411
The Talaria Company (Hinckley) (c) (e) (h)	4,133	4,984	4,998
Huntsman International, LLC	4,027	4,027	4,027
Best Brands Corp. (e) (i)	3,995	3,129	—
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (b) (d)	3,903	4,109	3,659
Ply Gem Industries, Inc. (b)	3,884	3,834	3,730
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (b) (c) (e) (g)	3,761	3,653	3,400
TRW Vehicle Safety Systems Inc. (g)	3,568	3,568	3,568
Bob’s Discount Furniture, LLC (a)	3,564	3,538	2,643
Tesco plc (b)(j)	3,420	—	—
Universal Technical Institute of California, Inc. (a)	3,418	3,418	1,555
Kings Super Markets Inc.	3,416	3,416	3,416
Performance Fibers GmbH (b)	3,408	3,531	3,276
Finisar Corporation	3,287	3,224	3,276
Dick’s Sporting Goods, Inc. (a) (c)	3,141	3,141	3,030
Other (b) (c) (g) (e)	55,690	55,220	44,523

	$180,514	$178,846	$136,887

(a)	Investment acquired or placed into service in 2007. We also own an equity investment in other properties leased to Hellweg through a 2005 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the year ended December 31, 2009 strengthened by approximately 5% in comparison to 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2009. This impact was mitigated in some cases by CPI or similar rent increases.

(c)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $43.0 million, $40.0 million and $28.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(d)	Increase in 2009 or 2008 was due to CPI-based (or equivalent) rent increase.

(e)	During 2009, we incurred impairment charges related to these tenants (Note 11)

(f)	Inclusive of an out-of-period adjustment of $1.8 million in 2008 (Note 2)

(g)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from three additional tenants operating in the automotive industry totaling $5.9 million, $6.3 million, and $4.5 million for 2009, 2008 and 2007, respectively.

(h)	During 2009, we entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties.

(i)	We acquired our interest in this investment during 2008.

(j)	We acquired our interest in this investment during 2009.
CPA®:16 — Global 2009 10-K — 27

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2009	2009	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	31%	$30,589	$28,541	$28,541
The New York Times Company (b)	27%	21,751	—	—
OBI A.G. (c)	25%	16,637	17,317	15,506
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c) (d)	25%	14,881	15,155	14,115
Pohjola Non-life Insurance Company (c) (d)	40%	9,240	9,343	8,454
TietoEnator Plc (c) (d)	40%	8,636	8,790	7,963
Police Prefecture, French Government (c) (d)	50%	8,272	8,109	7,109
Schuler A.G. (c) (e)	33%	6,568	6,802	1,808
Frontier Spinning Mills, Inc. (f)	40%	4,469	12	—
Thales S.A. (c) (d) (g)	35%	9,357	14,240	12,990
Actebis Peacock GmbH. (c) (f)	30%	4,143	2,065	—
Lindenmaier A.G. (c) (e) (h)	33%	2,000	2,703	510
Actuant Corporation (c)	50%	1,856	1,905	1,747
Consolidated Systems, Inc.	40%	1,831	1,831	1,810

		$140,230	$116,813	$100,553

(a)	Increase in 2009 was due to CPI-based rent increase.

(b)	We acquired our interest in this venture in March 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the year ended December 31, 2009 strengthened by approximately 5% in comparison to 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2009. This impact was mitigated in some cases by CPI or similar rent increases.

(d)	Increase in 2008 was due to CPI-based (or equivalent) rent increases.

(e)	We acquired our interest in this venture during 2007.

(f)	We acquired our interest in the Frontier Spinning Mills venture in December 2008 and the Actebis Peacock venture in July 2008.

(g)	The venture sold four of the five properties leased to Thales in July 2009 (Note 6).

(h)	Tenant operates in the automotive industry and is operating under bankruptcy protection.
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
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $1.7 million. Lease revenues increased by $6.3 million from investments entered into during 2009 and 2008 and by $3.9 million as a result of scheduled rent increases at several properties during the same periods. These increases were substantially offset by the negative impact of fluctuations in foreign currency exchange rates (primarily the Euro), which reduced lease revenues by $4.7 million, as well as sales of properties and lease restructurings during 2009, which reduced lease revenues by $2.0 million. In addition, lease revenues in 2008 included an out-of-period adjustment of $1.8 million (Note 2). The Hellweg 2 transaction contributed $35.9 million to lease revenue in 2009, inclusive of noncontrolling interest of $33.5 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues increased by $42.0 million. Rental income from investments acquired or placed into service during 2007 and 2008 contributed $29.0 million and $6.8 million, respectively, to lease revenue in 2008, while fluctuations in foreign currency exchange rates contributed $2.9 million. In addition, lease revenues in 2008 included the $1.8 million out-of-period adjustment noted above. The Hellweg 2 transaction contributed $37.1 million to lease revenue in 2008, inclusive of noncontrolling interest of $34.7 million.
CPA®:16 — Global 2009 10-K — 28

Interest Income on Notes Receivable
2009 vs. 2008 — Interest income on notes receivable was $28.8 million, $29.5 million and $20.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2008 as compared to 2007, the $8.7 million increase was primarily due to the full year impact from our investment in a note receivable in connection with the Hellweg 2 transaction, which occurred in April 2007. The Hellweg 2 transaction contributed interest income of $27.1 million, $28.1 million and $19.5 million in 2009, 2008 and 2007, respectively, inclusive of noncontrolling interests of $20.2 million, $20.9 million and $14.5 million in 2009, 2008 and 2007, respectively.
Other Real Estate Income
Other real estate income generally consists of revenue from taxable subsidiaries that earn revenue from domestic hotels.
Other real estate income was $23.7 million, $23.4 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2008 as compared to 2007, the $19.9 million increase was due to the full year impact of income earned from a September 2007 hotel property acquisition, which contributed $10.1 million of the increase, while income from a hotel property placed into service in the first quarter of 2008 contributed $9.8 million.
Depreciation and Amortization
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization expense increased by $2.2 million, primarily due to investments entered into or placed into service during 2008 and 2009.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization increased by $14.0 million, substantially all of which was due to depreciation and amortization incurred on investments entered into or placed into service during 2008 and 2007. The full year impact on depreciation and amortization in connection with the Hellweg 2 transaction in April 2007 accounted for $3.1 million of the increase in 2008, inclusive of noncontrolling interests of $2.4 million.
Property Expenses
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $2.3 million, primarily due to an increase in uncollected rent expense as a result of a higher number of tenants experiencing financial difficulties.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $12.7 million. Asset management and performance fees in 2008 increased by $6.1 million as a result of the increase in our asset base due to investment activity in 2008 and 2007. Uncollected rent expense increased by $3.8 million, primarily due to a higher number of tenants experiencing financial difficulties, while reimbursable tenant costs increased by $1.9 million. Actual recoveries of reimbursable tenant costs are recorded as both revenue and expense and therefore have no impact on net income.
Other Real Estate Expenses
Other real estate expenses generally consist of expenses incurred by taxable subsidiaries that earn revenue from domestic hotels.
Other real estate expenses were $18.1 million, $19.4 million and $3.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2008 as compared to 2007, the $16.1 million increase was due to expenses incurred at a hotel property placed into service during the first quarter of 2008, which totaled $8.5 million, while the full year impact of expenses incurred at a hotel property acquired in 2007 contributed $7.6 million.
General and Administrative
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses decreased by $3.5 million primarily due to a reduction in business development costs of $2.0 million, as well as a decrease in professional services fees of $1.4 million. Business development costs are costs incurred in connection with potential investments that ultimately were not consummated.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses increased by $3.0 million. Professional services fees increased by $1.5 million in 2008 and expenses allocated by the advisor increased by $1.2 million, primarily as a result of the growth in our asset base and revenues due to our investment volume in 2007 and 2008.
CPA®:16 — Global 2009 10-K — 29

Impairment Charges
For the years ended December 31, 2009 and 2008, we incurred impairment charges in our continuing real estate assets totaling $50.9 million and $0.9 million, respectively. The table below summarizes these impairment charges (in thousands):

	Years ended December 31,
Lessee	2009	2008	Reason
Gortz & Schiele GmbH & Goertz & Schiele Corp. (3 properties)	$25,393	$—	Tenant filed for bankruptcy
Foss Manufacturing	15,985	—	Tenant experiencing financial difficulties
John McGavigan Ltd.	5,294	—	Tenant filed for bankruptcy
Valley Diagnostics	1,906	—	Tenant experiencing financial difficulties
Various lessees	2,279	890	Decline in guaranteed residual values

Impairment charges from continuing operations	$50,857	$890

We did not incur any impairment charges on consolidated investments during 2007.
See Income from Equity Investments in Real Estate and Discontinued Operations below for additional impairment charges incurred.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non controlling interest but exercise significant influence.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $5.1 million, primarily due to our investment in The New York Times transaction in March 2009, which contributed income of $5.4 million, as well as our investment in the Frontier Spinning Mills transaction in December 2008, which contributed income of $1.4 million. This income was partially offset by net other-than-temporary impairment charges totaling $3.6 million on two equity investments, including $2.6 million recorded during 2009 on our Lindenmaier A.G. equity investment as a result of the tenant filing for bankruptcy. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that expired in February 2010 and was then converted to a month-to-month lease. This interim agreement provides for substantially lower rental income than the original lease.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate increased by $6.7 million. Income from our equity investment in the Thales S.A. venture increased by $4.2 million primarily due to a decrease in impairment charges recognized by this venture in 2008. During 2008, we recognized impairment charges totaling $1.7 million on the Thales venture as compared to $6.0 million in 2007. At December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero. In addition, income earned on equity investments we entered into during 2008 and 2007 contributed $1.8 million, while scheduled rent increases at several ventures and fluctuations in foreign currency exchange rates contributed $1.1 million. These increases were partially offset by an impairment charge of $1.4 million recognized by the Lindenmaier A.G. venture in 2008.
Other Interest Income
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other interest income decreased by $3.9 million primarily due to lower average cash balances as a result of our real estate investment activity during 2008 and 2009 and lower rates of return earned on our cash balances reflecting current market conditions.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $16.2 million, primarily due to lower average cash balances as a result of using the proceeds received from our second public offering to make investments in real estate assets during 2008 and 2007 and lower rates of return earned on such balances due to then current market conditions.
Gain on Extinguishment of Debt
In February 2009, a venture in which we and an affiliate each hold 50% interests, which we consolidate, repaid its existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.
CPA®:16 — Global 2009 10-K — 30

Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2009 — For the year ended December 31, 2009, we recognized net other expenses of $0.7 million, which was primarily comprised of an unrealized loss on an embedded credit derivative recognized by Hellweg 2.
2008 — For the year ended December 31, 2008, we recognized net other expenses of $1.8 million, which was primarily due to an unrealized loss on the Hellweg 2 embedded credit derivative of $3.4 million, partially offset by realized gains on foreign currency transactions of $1.4 million.
2007 — For the year ended December 31, 2007, we recognized net other income of $5.1 million, which was comprised of an unrealized gain on the Hellweg 2 embedded credit derivative of $2.7 million and net realized gains on foreign currency transactions of $2.4 million.
Interest Expense
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $2.2 million. Interest expense decreased by $2.3 million as a result of the impact of fluctuations in foreign currency exchange rates and by $1.7 million as a result of making scheduled principal payments and refinancing non-recourse mortgages during 2009 and 2008, which reduced the balances on which interest was incurred. These decreases were partially offset by $2.2 million in interest expense incurred on new non-recourse mortgages obtained during 2008 and 2009. Interest expense in 2009 related to the Hellweg 2 transaction was $21.6 million, inclusive of noncontrolling interest of $16.0 million.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense increased by $19.2 million, primarily due to the impact of non-recourse mortgage loans obtained on investments acquired or placed into service during 2007 and 2008, which contributed $19.3 million in 2008, and the impact of fluctuations in foreign currency exchange rates, which contributed $1.3 million. These increases were partially offset by a reduction in interest expense in 2008 as a result of making scheduled principal payments and paying our first annual installment of deferred acquisition fees to the advisor in January 2008. Interest expense in 2008 related to the Hellweg 2 transaction was $23.2 million, inclusive of noncontrolling interest of $17.1 million, as compared to $15.8 million (inclusive of noncontrolling interest of $11.7 million) in 2007.
Provision for Income Taxes
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, provision for income taxes increased by $1.6 million primarily due to an increase in foreign tax liabilities as a result of investments entered into during 2008. Taxes on our foreign investments, primarily in Germany, comprised a significant portion of our tax provision for both 2009 and 2008. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments, which reduced interest expense and increased income subject to local tax.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, provision for income taxes increased by $1.4 million, primarily due to international investment activity during 2008.
Income from Discontinued Operations
Income from discontinued operations was $5.6 million, $1.3 million and $0.7 million in 2009, 2008 and 2007, respectively. During 2009, we sold two domestic properties for $51.9 million, net of selling costs, and recognized net gain on sale of $7.6 million and net gain on extinguishment of debt of $2.3 million, excluding an impairment charge recognized in the current year of $5.1 million.
Net (Loss) Income Attributable to CPA®:16 — Global Shareholders
2009 vs. 2008 — For the year ended December 31, 2009, the resulting net loss attributable to CPA®:16 — Global shareholders was $2.5 million as compared to net income of $20.2 million for 2008.
CPA®:16 — Global 2009 10-K — 31

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income attributable to CPA®:17 — Global shareholders decreased by $14.0 million.
Financial Condition
Sources and Uses of Cash During the Year
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During 2009, we used cash flows from operating activities of $119.9 million to fund distributions to shareholders of $80.8 million. We also made scheduled mortgage principal installments of $18.8 million and paid distributions of $44.4 million to affiliates and third parties that hold noncontrolling interests in various entities with us. We used cash distributions from equity investments in real estate in excess of equity income of $47.0 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2009, the advisor elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $11.8 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales of real estate and mortgage loans collateralized by real estate), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During 2009, we used $137.4 million to enter into an investment in Hungary and to fund construction costs at several build-to-suit and expansion projects. We also used $62.4 million to purchase an equity investment in The New York Times Company transaction. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $9.1 million. Cash inflows consisted of distributions from equity investments in real estate of $47.0 million, including our share of mortgage proceeds obtained by two ventures of $40.2 million, $28.2 million primarily from the sale of two domestic properties during the second quarter of 2009 and the release of $11.1 million of funds held in escrow to fund expansions at existing properties.
Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us, during 2009 we received mortgage proceeds totaling $78.5 million, including $49.5 million related to our investment in Hungary and $29.0 million obtained as a result of refinancing an existing non-recourse mortgage. We used $34.8 million to prepay certain non-recourse mortgages, primarily consisting of $32.5 million used to prepay, at a discount, a $39.0 million outstanding balance on a non-recourse mortgage loan. Concurrent with this prepayment, we obtained new non-recourse debt of $29.0 million with a term of three years, plus two one-year extensions. We also received contributions of $24.9 million from holders of noncontrolling interests primarily in connection with the Hungary transaction. We received $32.3 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $35.1 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. We have recently experienced higher levels of redemption requests as compared to prior years. At December 31, 2009, redemptions totaled approximately 3.2% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
CPA®:16 — Global 2009 10-K — 32

For the year ended December 31, 2009, we received requests to redeem 3,847,598 shares of our common stock pursuant to our redemption plan, and we redeemed all of these requests at a price per share of $9.15. Of the total 2009 redemptions, we redeemed 476,301 shares in the fourth quarter of 2009. We funded share redemptions during 2009 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan and existing cash resources.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2009	2008
Balance
Fixed rate	$1,385,550	$1,406,926
Variable rate (a)	60,339	31,300

Total	$1,445,889	$1,438,226

Percent of total debt
Fixed rate	96%	98%
Variable rate (a)	4%	2%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.9%	5.9%
Variable rate(a)	6.0%	5.4%

(a)	Variable rate debt at December 31, 2009 included (i) $3.9 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument, (ii) $29.0 million that is subject to an interest rate cap, but for which the interest rate cap was not in effect at December 31, 2009 and (iii) $27.5 million in mortgage obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. No interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
At December 31, 2009, our cash resources consisted of cash and cash equivalents of $84.0 million. Of this amount, $29.0 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $185.5 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
At December 31, 2009, five tenants, four of which operate in the automotive industry, were in various stages of the bankruptcy process. These tenants accounted for lease revenues and net loss from equity investments in real estate as follows: lease revenues from these tenants were $5.4 million, inclusive of amounts attributable to noncontrolling interests of $1.9 million, for both of the years ended December 31, 2009 and 2008. For our equity investments in real estate, net losses of $3.2 million and $0.8 million were recognized for the years ended December 31, 2009 and 2008, respectively. These investments had an aggregate carrying value of $19.6 million and $49.6 million at December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, we incurred impairment charges totaling $35.3 million and $1.4 million, respectively, inclusive of noncontrolling interests of $12.7 million for the year ended December 31, 2009, on properties leased to these tenants (Note 11). At December 31, 2009, three of these tenants had ceased making rent payments. As a result of these tenants’ noncompliance with the terms of their leases, we suspended debt service on three non-recourse mortgage loans, which had an aggregate outstanding balance of $27.2 million at December 31, 2009, inclusive of amounts attributable to noncontrolling interests of $11.6 million.
Cash Requirements
During 2010, we expect that cash requirements will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage principal payments (we have no balloon payments on our mortgage obligations until 2011) and funding build-to-suit and lending commitments that we currently estimate to total $10.4 million, as well as other normal recurring operating expenses.
CPA®:16 — Global 2009 10-K — 33

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at December 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$1,443,522	$21,958	$81,940	$127,994	$1,211,630
Deferred acquisition fees — Principal	8,962	6,261	2,701	—	—
Interest on borrowings and deferred acquisition fees (a)	620,634	85,232	164,358	154,074	216,970
Subordinated disposition fees (b)	1,013	—	—	—	1,013
Build-to-suit commitments (c)	9,357	9,357	—	—	—
Lending commitments (d)	1,000	1,000	—	—	—
Operating and other lease commitments (e)	59,195	1,833	3,696	3,701	49,965

	$2,143,683	$125,641	$252,695	$285,769	$1,479,578

(a)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at December 31, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(c)	Represents remaining build-to-suit commitment for a domestic project. Estimated total construction costs for this project are currently projected to be $63.0 million, of which $53.6 million had been funded at December 31, 2009.

(d)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic property. The total commitment for the loan is $15.8 million, of which $14.8 million had been funded at December 31, 2009.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $9.4 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2009. At December 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
As noted in Results of Operations above, we, together with our advisor and certain of our affiliates, acquired two related investments in 2007 in which we have a total effective ownership interest of 26% and that we consolidate, as we are the managing member of the ventures (the Hellweg 2 transaction). The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. In connection with the acquisition, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at December 31, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $105.9 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).
CPA®:16 — Global 2009 10-K — 34

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2009 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate shares (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2009	Total Assets	Party Debt	Maturity Date
Thales S.A.(a) (b)	35%	$29,478	$27,478	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	294,101	164,328	5/2014
Actuant Corporation (a)	50%	18,246	12,030	5/2014
TietoEnator Plc (a)	40%	98,792	75,785	7/2014
The New York Times Company (c)	27%	241,759	119,154	9/2014
Pohjola Non-life Insurance Company (a)	40%	104,277	85,729	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	25%	195,881	106,937	5/2015
Actebis Peacock GmbH. (a)	30%	52,053	32,034	7/2015
Frontier Spinning Mills, Inc. (d)	40%	39,144	23,300	8/2016
Consolidated Systems, Inc.	40%	16,976	11,538	11/2016
Lindenmaier A.G. (a) (e)	33%	18,054	12,656	10/2017
OBI A.G. (a)	25%	211,959	171,207	3/2018
Police Prefecture, French Government (a)	50%	109,345	90,602	8/2020
Schuler A.G. (a)	33%	74,310	—	N/A

		$1,504,375	$932,778

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at December 31, 2009.

(b)	In July 2009, this venture sold four of its five properties back to the tenant for $46.6 million and used the proceeds to partially repay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million at the date of the sale. The remaining loan balance is collateralized by the unsold fifth property. We recognized a net other-than-temporary impairment charge of $0.9 million in connection with this venture during 2009.

(c)	We acquired our interest in this investment in March 2009. In August 2009, the venture obtained mortgage financing on the property of $119.8 million.

(d)	In July 2009, this venture obtained mortgage financing of $23.4 million.

(e)	We recognized other-than-temporary impairment charges of $2.7 million in connection with this venture during 2009 (Note 11).
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties, with provisions of this indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
CPA®:16 — Global 2009 10-K — 35

Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life in part using third party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally based on a third party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using third party appraisals or our estimates.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine who should consolidate the VIE. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.
CPA®:16 — Global 2009 10-K — 36

For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenant-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we often use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value. The property’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
CPA®:16 — Global 2009 10-K — 37

Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other assets and liabilities is generally assumed to be equal to their carrying value.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 69% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2009, 2008 and 2007 was $2.4 million, $2.4 million and $2.7 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
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
CPA®:16 — Global 2009 10-K — 38

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
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance using a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
We have elected to treat certain of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Our TRS subsidiaries own hotels that are managed on our behalf by third party hotel management companies.
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
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries.
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
CPA®:16 — Global 2009 10-K — 39

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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. At December 31, 2009, we estimate that the net fair value of our interest rate swap and interest rate cap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.2 million. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $5.3 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at December 31, 2009.
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the years ended December 31, 2009 and 2008, the embedded credit derivatives generated unrealized losses of $1.1 million and $3.4 million, inclusive of noncontrolling interest of $0.8 million and $2.7 million, respectively. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At December 31, 2009, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed rate debt at December 31, 2009 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at December 31, 2009 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$21,536	$25,006	$27,075	$30,255	$96,787	$1,182,524	$1,383,183	$1,225,962
Variable rate debt	$422	$427	$29,432	$438	$514	$29,106	$60,339	$60,338
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2009 by an aggregate increase of $73.0 million or an aggregate decrease of $67.9 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at December 31, 2009 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 7 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at December 31, 2009 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For 2009, Hellweg 2, which leases properties in Germany, contributed 20% of lease revenues, inclusive of noncontrolling interests. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For 2009, we recognized net realized foreign currency losses of $0.4 million and net unrealized foreign currency gains of $0.4 million. These gains and losses are included in Other income and expenses in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
CPA®:16 — Global 2009 10-K — 40

In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.2 million, based on the exchange rate of the Euro at December 31, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. During 2009, we recorded a net gain of less than $0.1 million upon settlement of four of these contracts. This gain was included in Other income and expenses in the consolidated financial statements. The net estimated fair value of the foreign currency forward contracts, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.1 million at December 31, 2009.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$72,055	$72,050	$72,058	$72,054	$72,054	$917,541	$1,277,812
British pound sterling	5,090	5,143	5,200	5,256	5,314	82,950	108,953
Other foreign currencies (b)	7,058	7,056	7,059	7,058	7,058	56,630	91,919

	$84,203	$84,249	$84,317	$84,368	$84,426	$1,057,121	$1,478,684

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt service (a) (c)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$42,820	$43,740	$43,928	$44,898	$88,228	$602,138	$865,752
British pound sterling	2,882	2,908	2,919	2,921	15,801	27,044	54,475
Other foreign currencies (d)	3,365	3,712	3,698	3,634	—	27,484	41,893

	$49,067	$50,360	$50,545	$51,453	$104,029	$656,666	$962,120

(a)	Based on the applicable exchange rate at December 31, 2009. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Other currencies consist of the Canadian dollar, the Swedish krona, the Thai baht and the Malaysian ringgit.

(c)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2009.

(d)	Other currencies consist of the Canadian dollar, the Swedish krona and the Thai baht.
As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014. In 2014, balloon payments totaling $64.9 million are due on several non-recourse mortgage loans that are collateralized by properties. We anticipate that, by 2014, we will seek to refinance certain of these loans or will use existing cash resources to make these payments, if necessary.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million.
CPA®:16 — Global 2009 10-K — 41

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedules are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:16 — Global 2009 10-K — 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 — Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 - Global Incorporated and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2010
CPA®:16 — Global 2009 10-K — 43

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008
Assets
Investments in real estate:
Real estate, at cost	$1,696,872	$1,661,160
Operating real estate, at cost	83,718	82,776
Accumulated depreciation	(118,833)	(80,249)

Net investments in properties	1,661,757	1,663,687
Real estate under construction	61,588	483
Net investment in direct financing leases	342,055	341,335
Equity investments in real estate	158,149	185,120

Net investments in real estate	2,223,549	2,190,625
Notes receivable	362,707	351,200
Cash and cash equivalents	83,985	174,209
Intangible assets, net	162,432	168,088
Funds in escrow	21,586	52,163
Other assets, net	34,746	30,918

Total assets	$2,889,005	$2,967,203

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,445,889	$1,438,226
Accounts payable, accrued expenses and other liabilities	36,290	52,836
Prepaid and deferred rental income and security deposits	58,063	56,053
Due to affiliates	14,193	21,502
Distributions payable	20,346	20,140

Total liabilities	1,574,781	1,588,757

Redeemable noncontrolling interests	337,397	331,841

Commitments and contingencies (Note 13)
Equity:
CPA®:16 — Global shareholders’ equity:
Common stock, $.001 par value; 250,000,000 shares authorized; 129,995,172 and 125,352,123 shares issued, respectively	130	125
Additional paid-in capital	1,174,230	1,130,135
Distributions in excess of accumulated earnings	(225,462)	(141,938)
Accumulated other comprehensive income	5,397	2,140

	954,295	990,462
Less, treasury stock at cost, 7,134,071 and 3,286,473 shares, respectively	(65,636)	(30,566)

Total CPA®:16 — Global shareholders’ equity	888,659	959,896

Noncontrolling interests	88,168	86,709

Total equity	976,827	1,046,605

Total liabilities and equity	$2,889,005	$2,967,203

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 2009 10-K — 44

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2009	2008	2007
Revenues
Rental income	$153,066	$149,982	$112,753
Interest income from direct financing leases	27,448	28,864	24,134
Interest income on notes receivable	28,796	29,478	20,743
Other real estate income	23,660	23,375	3,565
Other operating income	3,587	3,310	1,835

	236,557	235,009	163,030

Operating Expenses
Depreciation and amortization	(47,859)	(45,709)	(31,680)
Property expenses	(35,786)	(33,466)	(20,718)
Other real estate expenses	(18,064)	(19,377)	(3,250)
General and administrative	(9,066)	(12,532)	(9,483)
Impairment charges	(50,857)	(890)	—

	(161,632)	(111,974)	(65,131)

Other Income and Expenses
Income from equity investments in real estate	13,837	8,769	2,104
Other interest income	217	4,083	20,303
Gain on extinguishment of debt	6,512	—	—
Other income and (expenses)	(734)	(1,822)	5,099
Interest expense	(81,610)	(83,837)	(64,684)

	(61,778)	(72,807)	(37,178)

Income before income taxes	13,147	50,228	60,721
Provision for income taxes	(5,795)	(4,210)	(2,837)

Income from continuing operations	7,352	46,018	57,884

Discontinued Operations
Income from operations of discontinued properties	3,074	1,342	714
Gain on sale of real estate	7,634	—	—
Impairment charges	(5,101)	—	—

Income from discontinued operations	5,607	1,342	714

Net Income	12,959	47,360	58,598

Add: Net loss (income) attributable to noncontrolling interests	8,050	(339)	(6,048)
Less: Net income attributable to redeemable noncontrolling interests	(23,549)	(26,774)	(18,346)

Net (Loss) Income Attributable to CPA®16 — Global Shareholders	$(2,540)	$20,247	$34,204

(Loss) Earnings Per Share
(Loss) Income from continuing operations attributable to CPA®16 — Global shareholders	$(0.07)	$0.16	$0.28
Income from discontinued operations attributable to CPA®16 — Global shareholders	0.05	0.01	0.01

Net (loss) income attributable to CPA®16 — Global shareholders	$(0.02)	$0.17	$0.29

Weighted Average Shares Outstanding	122,824,957	121,314,180	116,654,112

Amounts Attributable to CPA®16 — Global Shareholders
(Loss) income from continuing operations, net of tax	(8,147)	18,905	33,490
Income from discontinued operations, net of tax	5,607	1,342	714

Net (loss) income	$(2,540)	$20,247	$34,204

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 2009 10-K — 45

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2009	2008	2007
Net Income	$12,959	$47,360	$58,598
Other Comprehensive Income (Loss):
Foreign currency translation adjustment	11,613	(44,188)	(6,415)
Change in unrealized (loss) gain on derivative instruments	(900)	(3,968)	1,539
Change in unrealized (loss) gain on marketable securities	(28)	55	12

	10,685	(48,101)	(4,864)

Comprehensive income (loss)	23,644	(741)	53,734

Amounts Attributable to Noncontrolling Interests:
Net loss (income)	8,050	(339)	(6,048)
Foreign currency translation adjustment	(1,860)	3,459	(4,829)
Change in unrealized gain on derivative instruments	(13)	—	—

Comprehensive loss (income) attributable to noncontrolling interests	6,177	3,120	(10,877)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(23,549)	(26,774)	(18,346)
Foreign currency translation adjustment	(5,555)	14,877	32,508

Comprehensive (income) loss attributable to redeemable noncontrolling interests	(29,104)	(11,897)	14,162

Comprehensive Income (Loss) Attributable to CPA®16 — Global Shareholders	$717	$(9,518)	$57,019

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 2009 10-K — 46

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:16 —
		Common	Paid-in	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2007	113,988,048	$115	$1,028,933	$(40,769)	$9,090	$(6,638)	$990,731	$31,358	$1,022,089
Shares issued $.001 par, at $10 per share, net of offering costs	3,584,285	4	33,763				33,767		33,767
Shares, $.001 par, issued to the advisor at $10 per share	2,281,172	2	22,810				22,812		22,812
Distributions declared ($0.6498 per share)				(75,916)			(75,916)		(75,916)
Contributions							—	330,387	330,387
Distributions to noncontrolling interests							—	(299,067)	(299,067)
Net income				34,204			34,204	6,048	40,252
Other comprehensive income (loss):
Foreign currency translation adjustment					21,264		21,264	4,829	26,093
Change in unrealized loss on derivative instruments					1,539		1,539		1,539
Change in unrealized gain (loss) on marketable securities					12		12		12
Repurchase of shares	(786,395)					(7,316)	(7,316)		(7,316)

Balance at December 31, 2007	119,067,110	121	1,085,506	(82,481)	31,905	(13,954)	1,021,097	73,555	$1,094,652

Shares issued $.001 par, at $10 per share, net of offering costs	3,543,833	3	32,220				32,223		32,223
Shares, $.001 par, issued to the advisor at $10 per share	1,240,982	1	12,409				12,410		12,410
Distributions declared ($0.6576 per share)				(79,704)			(79,704)		(79,704)
Contributions							—	24,396	24,396
Distributions to noncontrolling interests							—	(8,122)	(8,122)
Net income				20,247			20,247	339	20,586
Other comprehensive income (loss):
Foreign currency translation adjustment					(25,852)		(25,852)	(3,459)	(29,311)
Change in unrealized loss on derivative instruments					(3,968)		(3,968)		(3,968)
Change in unrealized gain (loss) on marketable securities					55		55		55
Repurchase of shares	(1,786,275)					(16,612)	(16,612)		(16,612)

Balance at December 31, 2008	122,065,650	125	1,130,135	(141,938)	2,140	(30,566)	959,896	86,709	1,046,605

Shares issued $.001 par, at $9.80 and $10.00 per share, net of offering costs	3,440,053	4	32,257				32,261		32,261
Shares, $.001 par, issued to the advisor at $9.80 per share	1,202,996	1	11,838				11,839		11,839
Distributions declared ($0.6621 per share)				(80,984)			(80,984)		(80,984)
Contributions							—	24,884	24,884
Distributions to noncontrolling interests							—	(17,248)	(17,248)
Net income				(2,540)			(2,540)	(8,050)	(10,590)
Other comprehensive income (loss):
Foreign currency translation adjustment					4,198		4,198	1,860	6,058
Change in unrealized loss on derivative instruments					(913)		(913)	13	(900)
Change in unrealized gain (loss) on marketable securities					(28)		(28)		(28)
Repurchase of shares	(3,847,598)					(35,070)	(35,070)	—	(35,070)

Balance at December 31, 2009	122,861,101	$130	$1,174,230	$(225,462)	$5,397	$(65,636)	$888,659	$88,168	$976,827

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 2009 10-K — 47

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2009	2008	2007
Cash Flows — Operating Activities
Net income	$12,959	$47,360	$58,598
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	49,348	47,800	33,180
Straight-line rent adjustments, amortization of rent-related intangibles and financing lease adjustments	3,007	821	788
Income from equity investments in real estate in excess of distributions received	1,788	3,987	2,987
Issuance of shares to affiliate in satisfaction of fees due	11,839	12,410	25,175
Realized loss (gain) on foreign currency transactions, net	400	(1,407)	(2,360)
Unrealized loss (gain) on foreign currency and derivative transactions, net	378	3,365	(2,739)
Realized gain on sale of real estate	(7,634)	(136)	—
Gain on extinguishment of debt	(8,825)	—	—
Impairment charges	55,958	890	—
Change in other operating assets and liabilities, net (a)	661	2,345	5,356

Net cash provided by operating activities	119,879	117,435	120,985

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	46,959	12,064	4,256
Contributions to equity investments in real estate	(62,448)	(8,274)	(64,518)
Acquisition of real estate and other capital expenditures (b)	(137,380)	(150,219)	(638,182)
Funding/purchases of note receivable	(5,978)	(7,291)	(315,940)
Funds placed in escrow for future acquisition and construction of real estate	—	(18,843)	(43,496)
Release of funds held in escrow for acquisition and construction of real estate	11,122	39,072	5,349
Proceeds from sale of real estate	28,185	22,886	—
Payment of deferred acquisition fees to affiliate	(9,082)	(29,546)	—
VAT taxes paid in connection with acquisition of real estate	—	—	(885)
VAT taxes recovered in connection with acquisition of real estate	—	3,711	—
Proceeds from maturity of short-term investments	—	—	1,698
Receipt of principal payment of mortgage note receivable	—	301	288

Net cash used in investing activities	(128,622)	(136,139)	(1,051,430)

Cash Flows — Financing Activities
Distributions paid	(80,778)	(79,011)	(72,551)
Distributions paid to noncontrolling interests	(44,447)	(36,349)	(300,107)
Contributions from noncontrolling interests	24,884	747	313,081
Proceeds from mortgages and notes payable	78,516	102,124	731,574
Scheduled payments of mortgage principal	(18,747)	(15,487)	(18,053)
Prepayment of mortgages and note payable	(34,781)	(4,312)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(386)	(688)	(975)
Proceeds from issuance of shares, net of costs of raising capital	32,261	32,223	31,404
Purchase of treasury stock	(35,070)	(16,612)	(7,316)

Net cash (used in) provided by financing activities	(78,548)	(17,365)	677,057

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(2,933)	(1,481)	924

Net decrease in cash and cash equivalents	(90,224)	(37,550)	(252,464)

Cash and cash equivalents, beginning of year	174,209	211,759	464,223

Cash and cash equivalents, end of year	$83,985	$174,209	$211,759

(Continued)
CPA®:16 — Global 2009 10-K — 48

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Non-cash investing and financing activities

(a)	Changes in due to affiliates and accounts payable, accrued expenses and other liabilities exclude amounts related to the raising of capital (financing activities) pursuant to our public offerings. At December 31, 2007, the amount due to the advisor for such costs was $1.5 million. At December 31, 2009, all costs related to the raising of capital have been paid to the advisor.

(b)	Included in the cost basis of real estate investments acquired in 2009, 2008 and 2007 are deferred acquisition fees payable of $2.4 million, $3.4 million and $13.9 million, respectively.
Supplemental cash flow information (in thousands):

	Years ended December 31,
	2009	2008	2007
Interest paid, net of amounts capitalized	$81,620	$86,044	$58,924

Interest capitalized	$2,446	$2,419	$2,662

Income taxes paid	$3,880	$5,717	$1,409

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 2009 10-K — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 16 — Global Incorporated is a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2009, our portfolio was comprised of our full or partial ownership interests in 386 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis) with an occupancy rate of approximately 99%. We were formed as a Maryland corporation in June 2003 and are managed by the advisor.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements reflect all of our accounts including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity, or VIE, and if we are deemed to be the primary beneficiary under current authoritative accounting guidance. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, we consider that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
We have an investment in a domestic tenant-in-common interest. Consolidation of this investment is not required as it does not qualify as a VIE and does not meet the control requirement required for consolidation. Accordingly, we account for this investment using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decision of this investment and thereby creates some responsibility by us for a return on our investment.
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
We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative adjustment was not material to the year ended December 31, 2008, nor was it material to the years ended 2007, 2006 and 2005. As such, this cumulative effect was recorded in the consolidated statements of operations as out-of-period adjustments in the periods the issues were identified. The effect of these adjustments was to increase net income by $1.3 million for 2008 and decrease net income by $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
CPA®:16 — Global 2009 10-K — 50

Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of accounting guidance for noncontrolling interests during the year ended December 31, 2009, as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
When we acquire properties accounted for as operating leases, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Real Estate and Operating Real Estate
We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize renewals and improvements, while we expense as incurred replacements, maintenance and repairs that do not improve or extend the lives of the respective assets.
Real Estate Under Construction and Redevelopment
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.
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
CPA®:16 — Global 2009 10-K — 51

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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2009 and 2008, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest-only participation in a mortgage note receivable, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of other comprehensive income (“OCI”) until realized.
Other Assets and Other Liabilities
We include interest receivable, tax receivable, stock warrants, marketable securities, deferred charges and deferred rental income in Other assets. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the three calendar years following the date a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2009, 2008 and 2007, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $14.7 million, $14.0 million and $9.8 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
CPA®:16 — Global 2009 10-K — 52

Notes to Consolidated Financial Statements
Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 69% of lease revenues during 2009), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Acquisition Costs
The FASB has revised its guidance for business combinations. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. Historically, we have not acquired investments that would be deemed a business combination under the revised guidance.
During 2009, we made investments totaling $163.6 million, inclusive of amounts attributable to noncontrolling interests of $45.9 million, that were deemed to be real estate asset acquisitions. Costs and fees capitalized in connection with this investment activity totaled $7.8 million, inclusive of amounts attributable to noncontrolling interests of $2.3 million. We did not make any investments that were deemed to be business combinations during 2009.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties, or improvements, which range from 3 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.
CPA®:16 — Global 2009 10-K — 53

Notes to Consolidated Financial Statements
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 17).
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the estimated fair value at the date of the subsequent decision not to sell.
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.
CPA®:16 — Global 2009 10-K — 54

Notes to Consolidated Financial Statements
Foreign Currency Translation
We have interests in real estate investments in the European Union, Canada, Malaysia, Mexico and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British Pound Sterling and, to a lesser extent, the Swedish krona, the Canadian dollar, the Thai baht, and the Malaysian ringgit. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of OCI in equity. At December 31, 2009 and 2008, the cumulative foreign currency translation adjustment gain was $7.8 million and $3.6 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized an unrealized gain of $0.4 million, an unrealized loss of $0.2 million and an unrealized gain of less than $0.1 million from such transactions for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008, and 2007, we recognized a realized loss of $0.4 million and realized gains of $1.4 million and $2.0 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.
CPA®:16 — Global 2009 10-K — 55

Notes to Consolidated Financial Statements
We elected to treat certain of our corporate subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Our TRS subsidiaries own hotels that are managed on our behalf by third party hotel management companies.
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
(Loss) Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, (loss) earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
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
Asset Management and Performance Fees
Under the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009 and 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares of our common stock. For 2007, the advisor elected to receive both its asset management and performance fees in restricted shares of our common stock. We incurred base asset management fees of $11.7 million, $12.0 million and $9.0 million in 2009, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2009, the advisor owned 5,738,582 shares (4.7%) of our common stock.
CPA®:16 — Global 2009 10-K — 56

Notes to Consolidated Financial Statements
Transaction Fees
Under the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 5% per year. During 2009, 2008 and 2007, we incurred current acquisition fees of $3.0 million, $4.2 million and $17.2 million, respectively, and deferred acquisition fees of $2.4 million, $3.4 million and $13.9 million, respectively. In addition, in May 2008, CPA®:17 — Global purchased from us an additional interest in a venture as described below. In connection with this purchase, CPA®:17 — Global assumed from us deferred acquisition fees payable totaling $0.6 million. Unpaid installments of deferred acquisition fees totaled $9.0 million and $15.7 million at December 31, 2009 and 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $9.1 million and $29.5 million in cash to the advisor in January 2009 and 2008, respectively. We paid our first installment in January 2008.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $1.0 million at December 31, 2009. There were no subordinated disposition fees at December 31, 2008 as we did not sell any assets in 2008.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $3.1 million, $3.1 million and $2.3 million for 2009, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.8 million, $0.8 million and $0.5 million in 2009, 2008 and 2007, respectively. Based on gross revenues through December 31, 2009, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 25% to 70%, as well as a jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 6).
CPA®:16 — Global 2009 10-K — 57

Notes to Consolidated Financial Statements
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
In June 2007, we met our performance criterion, and as a result, amounts included in Due to affiliates in the consolidated balance sheets totaling $45.9 million at June 30, 2007, consisting of performance fees of $11.9 million, deferred acquisition fees of $31.7 million and interest thereon of $2.3 million, became payable to the advisor. We paid the previously deferred performance fees totaling $11.9 million to the advisor in July 2007 in the form of 1,194,549 restricted shares of our common stock. The deferred acquisition fees of $31.7 million and interest thereon of $2.3 million were payable to the advisor in cash beginning in January 2008. We paid installments of $28.3 million and $4.7 million in January 2008 and 2009, respectively, and paid the remaining installment of $1.1 million in January 2010. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$345,347	$340,216
Buildings	1,351,525	1,320,944
Less: Accumulated depreciation	(112,385)	(76,943)

	$1,584,487	$1,584,217

Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$8,296	$8,296
Buildings	75,422	74,480
Less: Accumulated depreciation	(6,448)	(3,306)

	$77,270	$79,470

Acquisitions of Real Estate
2009 — In July 2009, a venture in which we and an affiliate hold 51% and 49% interests, respectively, and which we consolidate, entered into an investment in Hungary for a total cost of approximately $93.6 million, inclusive of noncontrolling interest of $45.9 million and acquisition fees payable to the advisor. In connection with this investment, which was deemed to be a real estate asset acquisition, we capitalized acquisition-related costs and fees totaling $4.6 million, inclusive of amounts attributable to noncontrolling interests of $2.3 million.
2008 — During 2008, we acquired six investments in properties located in the United States, Finland, France and Germany at a total cost of $125.4 million.
Real Estate Under Construction
2009 —As of September 30, 2009, we consolidated a domestic build-to-suit project that was previously accounted for under the equity method of accounting (Note 6). During 2008, we entered into this domestic build-to-suit project for a total cost of up to $61.2 million that we accounted for under the equity method of accounting as it constituted an ADC equity arrangement (Note 2). Total estimated construction costs for this project were increased to $63.0 million during 2009. The ADC equity arrangement provided for a fixed annual interest rate of 5.8% and was scheduled to mature in April 2010. We were committed to purchase the property at a fixed price upon completion, and the borrower had little or no equity in the transaction. Costs incurred on this project through December 31, 2009 of $61.6 million have been presented as Real estate under construction in the consolidated balance sheet.
CPA®:16 — Global 2009 10-K — 58

Notes to Consolidated Financial Statements
Additionally, during 2009, we entered into and completed a domestic expansion project for an existing tenant totaling $4.5 million. Capitalized acquisition-related costs and fees related to this project totaled $0.2 million. Upon completion of this expansion, we sold the property to an affiliate of our tenant for $50.6 million, net of selling costs (Note 17).
2008 — During 2008, we entered into two domestic build-to-suit projects for a total cost of up to $12.2 million, based on estimated construction costs. Costs incurred on these projects through December 31, 2008 of $0.5 million have been presented as Real estate under construction in the consolidated balance sheet.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based adjustments, under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2010	$160,135
2011	160,640
2012	161,007
2013	161,308
2014	161,713
Thereafter through 2031	1,789,242
There were no percentage rents for operating leases in 2009, 2008 and 2007.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2009	2008
Minimum lease payments receivable	$546,606	$564,513
Unguaranteed residual value	263,380	259,506

	809,986	824,019
Less: unearned income	(467,931)	(482,684)

	$342,055	$341,335

See Note 11 for a discussion of impairment charges incurred during 2009 and 2008, respectively.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI — based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ending December 31,
2010	$31,261
2011	31,314
2012	31,375
2013	31,429
2014	31,487
Thereafter through 2031	389,740
There were no percentage rents for direct financing leases in 2009, 2008 and 2007.
CPA®:16 — Global 2009 10-K — 59

Notes to Consolidated Financial Statements
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
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
During 2009, we incurred impairment charges in Income from continuing operations totaling $50.9 million on several of our consolidated investments. Primarily as a result of these impairment charges, our 2009 results reflect a loss from continuing operations before income taxes attributable to CPA®:16 — Global shareholders. Because of the loss reflected in our 2009 results, we have provided disaggregated summarized financial information for our unconsolidated ventures in the tables below.
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

		Ownership	Carrying Value at
		Interest at	December 31,
Lessee	Subsidiary Name(s)	December 31, 2009	2009	2008
Equity Investments in Real Estate:
U-Haul Moving Partners, Inc. and Mercury Partners, LP	UH Storage (DE) LP	31%	$33,834	$34,817
The New York Times Company	620 Eighth NYT (NY) LP & 620 Eighth Lender NYT LP	27%	33,195	—
Schuler A.G. (a)	Property in Göppingen, Germany (b)	33%	23,469	22,982
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	Wegell GMBH	25%	18,934	16,058
TietoEnator Plc (a)	Finit (FI) LLC	40%	8,488	8,385
Police Prefecture, French Government (a) (c)	Tissue SARL	50%	8,268	13,310
OBI A.G. (a) (c)	Pol Beaver LLC	25%	6,794	8,829
Pohjola Non-life Insurance Company (a) (c)	Pohj Landlord (Finland) LLC	40%	6,632	7,696
Frontier Spinning Mills, Inc.	FRO SPIN (NC) LLC	40%	6,077	15,551
Actebis Peacock GmbH. (a)	Tech Landlord (GER) LLC	30%	5,644	5,833
Actuant Corporation (a)	GB-ACT (GER) LP	50%	2,758	2,845
Consolidated Systems, Inc.	Property in Columbia, South Carolina (b)	40%	2,131	2,164
Lindenmaier A.G. (a)	Linden (GER) LLC	33%	1,569	4,565
Thales S.A. (a)	BBA I Invest SARL	35%	356	—

			158,149	143,035

ADC Equity Arrangement:
Soho House Beach House LLC	Carey 16 Lending Corp.	N/A	—	42,085

			$158,149	$185,120

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.
CPA®:16 — Global 2009 10-K — 60

Notes to Consolidated Financial Statements

(b)	We own an interest in this property through a tenant-in-common interest.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.
The New York Times Company
In March 2009, 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. We, our advisor and another affiliate, CPA®:17 — Global, hold 27.25% 17.75% and 55% interests, respectively, in both 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP. Our share of the purchase price was approximately $64.2 million, which we funded with our existing cash resources. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed a direct financing lease, 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP capitalized acquisition-related costs and fees totaling $8.7 million. In August 2009, 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This new financing has a term of five years.
Schuler A.G.
In 2007, we and an affiliate obtained 33% and 67% tenant-in-common interests in a property in Göppingen, Germany leased to Schuler, A.G. for a total cost of $73.8 million.
Hellweg Die Profi-Baumarkte GmbH & Co. KG
During 2009, Wegell GmbH prepaid $7.4 million of its non-recourse mortgage obligation in exchange for the lender’s agreement to amend certain loan covenants related to the tenant. Wegell GmbH subsequently placed $5.3 million into escrow to be used for an expansion of a property and received additional proceeds of $3.5 million from the same mortgage loan to partially finance the expansion.
OBI A.G.
At December 31, 2009, the carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture during 2009.
Frontier Spinning Mills, Inc.
In 2008, we and an affiliate obtained 40% and 60% interests, respectively, in FRO SPIN (NC) LLC, a domestic venture that leases properties to Frontier Spinning Mills, Inc., at a total cost of $38.9 million. In July 2009, FRO SPIN (NC) LLC obtained mortgage financing of $23.4 million and distributed the proceeds to the venture partners.
Actebis Peacock GmbH
In 2008, we and an affiliate obtained 30% and 70% interests, respectively, in a German venture that leases properties to Actebis Peacock GmbH at a total cost of $69.4 million, including a commitment to construct an expansion for a total cost of up to $11.1 million. The venture obtained non-recourse mortgage financing of $36.1 million, with a fixed annual interest rate of 6.5% and a term of 7 years. The venture also obtained a commitment for additional financing of up to $7.8 million for the purpose of constructing the expansion. No costs had been incurred and no mortgage proceeds had been drawn down in connection with the proposed expansion at December 31, 2009.
Lindenmaier A.G.
In 2007, we and an affiliate obtained 33% and 67% interests, respectively, in Linden (GER) LLC, a German venture that leases properties to Lindenmaier A.G., at a total cost of $30.8 million. Linden (GER) LLC simultaneously obtained mortgage financing of $12.8 million and distributed the proceeds to the venture partners. Amounts are based on the exchange rate of the Euro at the date of acquisition and financing.
In April 2009, Lindenmaier A.G. filed for bankruptcy in Germany. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that expired in February 2010 and was then converted to a month-to-month lease. This interim agreement provides for substantially lower rental income than the original lease. We recognized other-than-temporary impairment charges of $2.7 million and $1.4 million during 2009 and 2008, respectively, in connection with this venture. (Note 11).
CPA®:16 — Global 2009 10-K — 61

Notes to Consolidated Financial Statements
During 2009 and 2008, Linden (GER) LLC incurred impairment charges of $12.3 million and less than $0.1 million to reduce its carrying value in the properties to the properties’ estimated fair value. Other-than-temporary impairment charges on equity investments in real estate are calculated using a different method than impairment charges related to net investments in properties and net investments in direct financing leases, and therefore the other-than-temporary impairment charges recognized by us during 2009 and 2008 are not comparable to the impairment charges recognized by Linden (GER) LLC. See Impairments in Note 2 for an explanation of each method.
Thales S.A.
In July 2009, this venture sold four of its five properties back to the tenant for $46.6 million and recognized a gain on sale of $11.1 million. The proceeds were used to partially repay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million at the date of the sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property. We recognized net other-than-temporary impairment charges of $0.9 million and $1.7 million during 2009 and 2008, respectively in connection with this venture (Note 11). At December 31, 2008, our proportionate share of losses at the equity investment level, including impairment charges, was greater than our investment basis, and as such, the carrying value of our equity investment was reduced to zero.
During 2009 and 2008, the venture that owns the Thales, S.A. properties incurred impairment charges of $0.8 million and $35.4 million to reduce its carrying value in several of the properties to their estimated fair value. Other-than-temporary impairment charges recognized by us during 2009 and 2008 are not comparable to the impairment charges recognized by the venture. See Impairments in Note 2 for an explanation of each method.
Soho House Beach House LLC
In 2008, we entered into a domestic build-to-suit project for a total cost of up to $61.2 million that we accounted for under the equity method of accounting as it constituted an ADC equity arrangement (Note 2). Total estimated construction costs were increased to $63.0 million during 2009. The ADC equity arrangement provided for a fixed annual interest rate of 5.8% and was scheduled to mature in April 2010. We were committed to purchase the property at a fixed price upon completion, and the borrower had little or no equity in the transaction. At December 31, 2008, we had funded $37.0 million of our total commitment of $63.0 million. We consolidated this investment in our financial statements from September 30, 2009.
The following tables present summarized balance sheet information for our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	December 31, 2009
		620 Eighth NYT
		(NY) LP & 620								Property in
		Eighth Lender		FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Total	NYT LP (d)	Finit (FI) LLC	LLC	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany	All Others (e)
Assets
Net investments in real estate (a)	$1,336,512	$235,608	$87,261	$38,809	$16,965	$92,431	$92,398	$231,202	$183,588	$73,868	$284,382
Intangible assets	109,472	—	8,401	—	—	10,018	14,993	39,457	—	—	36,603
Other assets, net (b)	58,391	6,151	3,130	335	1,089	1,828	1,954	23,442	12,293	442	7,727

Total assets	$1,504,375	$241,759	$98,792	$39,144	$18,054	$104,277	$109,345	$294,101	$195,881	$74,310	$328,712

Liabilities and Equity
Debt	$932,778	$119,154	$75,785	$23,300	$12,656	$85,729	$90,602	$164,328	$106,937	$—	$254,287
Other liabilities (c)	70,533	2,520	1,421	538	909	2,000	2,571	20,234	14,008	6,108	20,224

Total liabilities	1,003,311	121,674	77,206	23,838	13,565	87,729	93,173	184,562	120,945	6,108	274,511

Partners’/ members’ equity	501,064	120,085	21,586	15,306	4,489	16,548	16,172	109,539	74,936	68,202	54,201

Total liabilities and equity	$1,504,375	$241,759	$98,792	$39,144	$18,054	$104,277	$109,345	$294,101	$195,881	$74,310	$328,712

CPA®:16 — Global 2009 10-K — 62

Notes to Consolidated Financial Statements

	December 31, 2008
									Property in
			FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Total	Finit (FI) LLC	LLC	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany	All Others (e)
Assets
Net investments in real estate (a)	$1,150,415	$87,825	$38,866	$29,136	$92,851	$92,710	$235,930	$181,261	$73,254	$318,582
Intangible assets	125,698	9,437	—	1,122	11,482	16,292	42,108	—	—	45,257
Other assets, net (b)	102,773	1,777	373	739	2,175	9,051	22,066	7,220	14	59,358

Total assets	$1,378,886	$99,039	$39,239	$30,997	$106,508	$118,053	$300,104	$188,481	$73,268	$423,197

Liabilities and Equity
Debt	$850,125	$76,170	$—	$12,574	$85,419	$89,924	$168,202	$113,754	$—	$304,082
Other liabilities (c)	61,110	1,442	361	691	1,955	1,855	19,302	11,390	6,434	17,680

Total liabilities	911,235	77,612	361	13,265	87,374	91,779	187,504	125,144	6,434	321,762

Partners’/ members’ equity	467,651	21,427	38,878	17,732	19,134	26,274	112,600	63,337	66,834	101,435

Total liabilities and equity	$1,378,886	$99,039	$39,239	$30,997	$106,508	$118,053	$300,104	$188,481	$73,268	$423,197

(a)	Net investments in real estate consists of net investments in properties and net investments in direct financing leases.

(b)	Other assets, net consisted primarily of escrow balances, tenant security deposits held by lenders and restricted cash balances aggregating $31.2 million and $25.9 million at December 31, 2009 and 2008, respectively, and cash and cash equivalents balances aggregating $18.3 million and $23.0 million at December 31, 2009 and 2008, respectively. At December 31, 2008, Other assets, net also included contributions aggregating $51.8 million related to the Soho House Beach House ADC arrangement and a related note receivable.

(c)	Other liabilities consists primarily of miscellaneous amounts held on behalf of tenants and prepaid and deferred rent and security deposits.

(d)	We acquired our interest in 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP in 2009 (see The New York Times Company above).

(e)	All Others includes unconsolidated ventures that were not significant to the consolidated financial statements.
CPA®:16 — Global 2009 10-K — 63

Notes to Consolidated Financial Statements
The following tables present summarized income statement information for our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	Year ended December 31, 2009
		620 Eighth NYT
		(NY) LP & 620								Property in
		Eighth Lender		FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Total	NYT LP (e)	Finit (FI) LLC	LLC (f)	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany	All Others (g)
Revenues
Lease revenues (a)	$140,230	$21,751	$8,636	$4,469	$2,000	$9,240	$8,272	$30,589	$14,881	$6,568	$33,824
Other operating income	2,731	—	6	—	—	—	255	12	—	—	2,458

	142,961	21,751	8,642	4,469	2,000	9,240	8,527	30,601	14,881	6,568	36,282

Operating Expenses
Depreciation and amortization	(28,015)	—	(2,994)	—	(953)	(3,461)	(2,683)	(7,379)	—	—	(10,545)
Impairment charges (b)	(13,118)	—	—	—	(12,340)	—	—	—	—	—	(778)
Other operating expenses (c)	(10,475)	(24)	(740)	(2)	(1,555)	(476)	(804)	(241)	(1,476)	—	(5,157)

	(51,608)	(24)	(3,734)	(2)	(14,848)	(3,937)	(3,487)	(7,620)	(1,476)	—	(16,480)

Other Income and Expenses
Other income and (expenses), net (d)	9,749	1	48	—	(4)	(13)	12	8	20	310	9,367
Interest expense	(46,937)	(2,042)	(3,901)	(845)	(738)	(3,845)	(3,991)	(10,861)	(5,104)	—	(15,610)

	(37,188)	(2,041)	(3,853)	(845)	(742)	(3,858)	(3,979)	(10,853)	(5,084)	310	(6,243)

Net Income (Loss)	$54,165	$19,686	$1,055	$3,622	$(13,590)	$1,445	$1,061	$12,128	$8,321	$6,878	$13,559

CPA®:16 — Global 2009 10-K — 64

Notes to Consolidated Financial Statements

	Year ended December 31, 2008
									Property in
			FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Total	Finit (FI) LLC	LLC (f)	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany	All Others (g)
Revenues
Lease revenues (a)	$116,813	$8,790	$12	$2,703	$9,343	$8,109	$28,541	$15,155	$6,802	$37,358
Other operating income	4,756	278	—	7	—	130	5	—	—	4,336

	121,569	9,068	12	2,710	9,343	8,239	28,546	15,155	6,802	41,694

Operating Expenses
Depreciation and amortization	(30,151)	(3,148)	—	(148)	(3,638)	(2,819)	(7,379)	—	—	(13,019)
Impairment charges (b)	(35,422)	—	—	(30)	—	—	—	—	—	(35,392)
Other operating expenses (c)	(14,383)	(840)	—	(409)	(469)	(766)	(135)	(1,753)	(453)	(9,558)

	(79,956)	(3,988)	—	(587)	(4,107)	(3,585)	(7,514)	(1,753)	(453)	(57,969)

Other Income and Expenses
Other income and (expenses), net (d)	2,203	69	—	(131)	133	302	13	162	8	1,647
Interest expense	(46,059)	(4,197)	—	(791)	(4,107)	(4,230)	(11,137)	(5,455)	—	(16,142)

	(43,856)	(4,128)	—	(922)	(3,974)	(3,928)	(11,124)	(5,293)	8	(14,495)

Net (Loss) Income	$(2,243)	$952	$12	$1,201	$1,262	$726	$9,908	$8,109	$6,357	$(30,770)

	Year ended December 31, 2007
								Property in
			Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Total	Finit (FI) LLC	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany	All Others (g)
Revenues
Lease revenues (a)	$100,553	$7,963	$510	$8,454	$7,109	$28,541	$14,115	$1,808	$32,053
Other operating income	5,018	550	—	—	594	1	2	—	3,871

	105,571	8,513	510	8,454	7,703	28,542	14,117	1,808	35,924

Operating Expenses
Depreciation and amortization	(27,804)	(2,940)	(34)	(3,399)	(2,634)	(7,379)	—	—	(11,418)
Other operating expenses (c)	(9,292)	(993)	(1)	(7)	(603)	(83)	(1,256)	(3)	(6,346)

	(37,096)	(3,933)	(35)	(3,406)	(3,237)	(7,462)	(1,256)	(3)	(17,764)

Other Income and Expenses
Other income and (expenses), net (d)	1,571	275	87	104	119	25	149	—	812
Interest expense	(42,625)	(3,974)	(172)	(3,866)	(3,906)	(11,335)	(5,196)	—	(14,176)

	(41,054)	(3,699)	(85)	(3,762)	(3,787)	(11,310)	(5,047)	—	(13,364)

Net Income	$27,421	$881	$390	$1,286	$679	$9,770	$7,814	$1,805	$4,796

CPA®:16 — Global 2009 10-K — 65

Notes to Consolidated Financial Statements

(a)	Lease revenues consists of rental income and interest income from direct financing leases.

(b)	For the years ended December 31, 2009 and 2008, All Other included impairment charges totaling $0.8 million and $35.4 million recognized by the venture that leases properties to Thales, S.A. (see Thales S.A. above).

(c)	Other operating expenses consists of property expenses, general and administrative expenses and provision for foreign, state and local income taxes.

(d)	Other income and (expenses), net consists primarily of gains (losses) on foreign currency transactions and derivative instruments and other interest income. Included in All Others for the year ended December 31, 2009 was a gain of $11.3 million recognized by a venture in connection with the sale of several properties (see Thales S.A. above).

(e)	We acquired our interest in 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP in 2009 (see The New York Times Company above).

(f)	We acquired our interest in FRO SPIN (NC) LLC in 2008 (see Frontier Spinning Mills, Inc. above).

(g)	All Others includes unconsolidated ventures that were not significant to the consolidated financial statements.
The following tables present summarized cash flow information for certain of our equity investments in real estate. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (in thousands):

	Year ended December 31, 2009
	620 Eighth NYT
	(NY) LP & 620								Property in
	Eighth Lender		FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	NYT LP (a)	Finit (FI) LLC	LLC (b)	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany
Net cash provided by (used in):
Operating activities	$17,213	$1,292	$3,877	$(640)	$2,473	$2,979	$20,061	$7,448	$7,358
Investing activities	(233,720)	—	—	—	—	—	—	(5,576)	—
Financing activities	216,566	(170)	(4,240)	1,177	(2,840)	(9,907)	(19,065)	(2,299)	(6,714)
Effect of exchange rate changes on cash	—	103	—	46	26	(576)	—	10	(217)

Net (decrease) increase in cash and cash equivalents	59	1,225	(363)	583	(341)	(7,504)	996	(417)	427
Cash and cash equivalents, beginning of year	—	1,252	373	376	2,128	8,770	3,447	3,475	3

Cash and cash equivalents, end of year	$59	$2,477	$10	$959	$1,787	$1,266	$4,443	$3,058	$430

CPA®:16 — Global 2009 10-K — 66

Notes to Consolidated Financial Statements

	Year ended December 31, 2008
								Property in
		FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Finit (FI) LLC	LLC (b)	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany
Net cash provided by (used in):
Operating activities	$1,575	$373	$764	$1,946	$2,388	$17,266	$6,526	$6,455
Investing activities	—	(38,866)	(20)	—	—	—	—	(1)
Financing activities	(3,337)	38,866	(867)	(4,960)	(363)	(13,822)	(15,108)	(6,788)
Effect of exchange rate changes on cash	(350)	—	1	(377)	(1,147)	—	(1,183)	337

Net (decrease) increase in cash and cash equivalents	(2,112)	373	(122)	(3,391)	878	3,444	(9,765)	3
Cash and cash equivalents, beginning of year	3,364	—	498	5,519	7,892	3	13,240	—

Cash and cash equivalents, end of year	$1,252	$373	$376	$2,128	$8,770	$3,447	$3,475	$3

	Year ended December 31, 2007
							Property in
		Linden (GER)	Pohj Landlord		UH Storage (DE)		Göppingen,
	Finit (FI) LLC	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH	Germany
Net cash provided by (used in):
Operating activities	$708	$897	$1,918	$1,992	$17,097	$7,811	$7,813
Investing activities	—	(30,778)	—	—	—	—	(73,817)
Financing activities	240	30,396	(427)	(282)	(17,094)	(2,018)	66,012
Effect of exchange rate changes on cash	337	(17)	121	589	—	810	(8)

Net increase in cash and cash equivalents	1,285	498	1,612	2,299	3	6,603	—
Cash and cash equivalents, beginning of year	2,079	—	3,907	5,593	—	6,637	—

Cash and cash equivalents, end of year	$3,364	$498	$5,519	$7,892	$3	$13,240	$—

(a)	We acquired our interest in 620 Eighth NYT (NY) LP and 620 Eighth Lender NYT LP in 2009 (see The New York Times Company above).

(b)	We acquired our interest in FRO SPIN (NC) LLC in 2008 (see Frontier Spinning Mills, Inc. above).
CPA®:16 — Global 2009 10-K — 67

Notes to Consolidated Financial Statements
The following table presents scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter for certain of our equity investments in real estate (in thousands):

	620 Eighth NYT
	(NY) LP & 620
	Eighth Lender		FRO SPIN (NC)	Linden (GER)	Pohj Landlord		UH Storage (DE)
Years ending December 31,	NYT LP	Finit (FI) LLC	LLC	LLC	(Finland) LLC	Tissue SARL	LP	Wegell GMBH
2010	$2,498	$1,896	$315	$129	$1,299	$966	$4,136	$3,507
2011	2,626	2,101	341	129	1,523	1,106	4,415	4,676
2012	2,761	2,306	369	129	1,702	1,246	4,683	4,676
2013	2,902	2,511	399	129	1,881	1,386	5,028	4,676
2014	108,367	66,971	433	129	1,971	1,584	146,066	4,676
Thereafter	—	—	21,443	12,011	77,353	84,314	—	84,726

Total	$119,154	$75,785	$23,300	$12,656	$85,729	$90,602	$164,328	$106,937

We recognized income from our equity investments in real estate of $13.8 million, $8.8 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts represent our share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
CPA®:16 — Global 2009 10-K — 68

Notes to Consolidated Financial Statements
Note 7. Notes Receivable
At December 31, 2009 and 2008, notes receivable totaled $363.6 million and $351.2 million, respectively.
Hellweg 2
In April 2007, we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). We refer to this transaction as the “Hellweg 2” transaction. At December 31, 2009 and 2008, the note receivable totaled $337.4 million and $331.8 million, respectively, inclusive of amounts attributable to noncontrolling interests of $250.9 million and $246.7 million, respectively. Under the terms of the note receivable, the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017.
In connection with this transaction, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase. We have presented the note receivable on a gross basis and have classified the partner’s corresponding 75.3 % interest in the limited partnership as redeemable noncontrolling interest in the consolidated financial statements.
Other
In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. In November 2008, we amended this agreement to provide for a construction loan of up to $15.8 million at a variable annual interest rate of LIBOR plus 2.5% that matures in June 2010. At December 31, 2009 and 2008, the balance of the construction loan receivable was $15.6 million and $9.7 million, respectively, which included amounts funded of $14.8 million and $9.0 million, respectively.
In addition, we had a note receivable which totaled $9.6 million at both December 31, 2009 and 2008, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.
CPA®:16 — Global 2009 10-K — 69

Notes to Consolidated Financial Statements
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $151.0 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows:

	December 31,
	2009	2008
Amortized Intangibles Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(785)	(436)

	2,329	2,678

Lease intangibles:
In-place lease	115,437	110,104
Tenant relationship	34,674	31,997
Above-market rent	44,433	48,318
Less: accumulated amortization	(34,441)	(25,009)

	160,103	165,410

	162,432	168,088

Amortized Below-Market Rent Intangible
Below-market rent	(43,541)	(40,713)
Less: accumulated amortization	5,331	3,774

	$(38,210)	$(36,939)

Net amortization of intangibles, including the effect of foreign currency translation, was $8.5 million, $8.4 million and $6.8 million for 2009, 2008 and 2007, respectively. Based on the intangibles recorded at December 31, 2009, scheduled net annual amortization of intangibles for each of the next five years is expected to be $8.4 million annually between 2010 and 2014.
Note 9. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
CPA®:16 — Global 2009 10-K — 70

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,261	$49,261	$—	$—
Marketable securities	1,851	—	—	1,851
Derivative assets	2,228	—	50	2,178

	$53,340	$49,261	$50	$4,029

Liabilities:
Derivative liabilities	$(380)	$—	$(380)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,203	$137,203	$—	$—
Marketable securities	2,192	—	—	2,192
Derivative assets	2,973	—	—	2,973

	$142,368	$137,203	$—	$5,165

Liabilities:
Derivative liabilities	$(520)	$—	$(520)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Unobservable Inputs (Level 3 only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Year ended December 31, 2009			Year ended December 31, 2008
Beginning balance	$2,192	$2,973	$5,165	$2,438	$6,246	$8,684
Total gains or losses (realized and unrealized):
Included in earnings	—	(799)	(799)	—	(3,176)	(3,176)
Included in other comprehensive income	(28)	4	(24)	55	(97)	(42)
Amortization and accretion	(313)	—	(313)	(301)	—	(301)

Ending balance	$1,851	$2,178	$4,029	$2,192	$2,973	$5,165

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(799)	$(799)	$—	$(3,176)	$(3,176)

CPA®:16 — Global 2009 10-K — 71

Notes to Consolidated Financial Statements
Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
Our financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,445,889	$1,286,300	$1,438,226	$1,202,552
Notes receivable	362,707	363,389	351,200	341,238
Marketable securities (a)	1,839	1,851	2,153	2,192

(a)	Carrying value represents historical cost for marketable securities.
We determine the estimated fair value of our debt instruments and notes receivable using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2009 and 2008.
Items Measured at Fair Value on a Non-Recurring Basis
At December 31, 2009, we performed our quarterly assessment of the value of our real estate investments in accordance with current authoritative accounting guidance. We determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Actual results may differ materially if market conditions or the underlying assumptions change. See Note 11 for a discussion of impairment charges incurred in 2009.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2009 and 2008, respectively. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$135,541	$46,152	$—	$—
Net investments in direct financing leases	167,752	2,279	55,977	890
Equity investments in real estate	1,925	3,598	4,583	3,085
Intangible assets	8,170	7,564	—	—

	$313,388	$59,593	$60,560	$3,975

Liabilities:	$(1,394)	$(37)	$—	$—

Intangible liabilities	$(1,394)	$(37)	$—	$—

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
CPA®:16 — Global 2009 10-K — 72

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
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates on foreign currency. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
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
The following table sets forth our derivative instruments at December 31, 2009 and 2008 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at December 31,		Fair Value at December 31,
	Location	2009	2008	2009	2008
Derivatives designated as hedging instruments
Interest rate caps	Other assets	$50	$—	$—	$—
Foreign exchange contracts	Other liabilities	—	—	(143)	—
Interest rate swaps	Other liabilities	—	—	(236)	(520)

		50	—	(379)	(520)

Derivatives not designated as hedging instruments
Embedded credit derivatives	Other assets	963	2,095	—	—
Stock warrants	Other assets	1,215	878	—	—

		2,178	2,973	—	—

Total derivatives		$2,228	$2,973	$(379)	$(520)

CPA®:16 — Global 2009 10-K — 73

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)			(Effective Portion)
Derivatives in Cash Flow	Years ended December 31,			Years ended December 31,
Hedging Relationships	2009	2008	2007	2009	2008	2007
Interest rate caps (a) (b)	$26	$—	$—	$—	$—	$—
Interest rate swaps (a)	284	(520)	—	—	—	—
Foreign currency forward contracts (a) (c)	(143)	—	—	27	—	—

Total	$167	$(520)	$—	$27	$—	$—

(a)	During the years ended December 31, 2009, 2008 and 2007, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Includes gains attributable to noncontrolling interests totaling less than $0.1 million for the year ended December 31, 2009. We obtained this interest rate cap in March 2009.

(c)	Gains (losses) reclassified from OCI into income for contracts which have matured are included in Other income and expenses.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2009	2008	2007
Embedded credit derivatives (a)	Other income and (expenses)	$(1,136)	$(3,406)	$2,741
Stock warrants	Other income and (expenses)	338	230	—

Total		$(798)	$(3,176)	$2,741

(a)	Includes losses attributable to noncontrolling interests totaling $0.8 million and $2.7 million for the years ended December 31, 2009 and 2008, respectively, and a gain attributable to noncontrolling interests totaling $1.4 million for the year ended December 31, 2007.
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
CPA®:16 — Global 2009 10-K — 74

Notes to Consolidated Financial Statements
The interest rate swap and interest rate cap derivative instruments that we had outstanding at December 31, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	December 31, 2009
1-Month LIBOR	“Pay-fixed” swap	$3,880	6.7%	2/2008	2/2018	$(236)
1-Month LIBOR	Interest rate cap (a)	29,000	6.6%	3/2009	3/2012	50

						$(186)

(a)	In February 2009, a venture in which we own a 50% interest, and which we consolidate, repaid a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained new non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6.6% at December 31, 2009, and therefore the interest rate cap was not being utilized at that date.
An unconsolidated venture in which we hold a 25% ownership interest had a non-recourse mortgage with a total carrying value of $171.2 million and $171.4 million at December 31, 2009 and 2008, respectively. The mortgage, which was obtained in two tranches, effectively bears interest at annual interest rates that have been fixed at rates ranging from 5.0% to 5.6% through the use of interest rate swaps designated as cash flow hedges. The interest rate swaps expire between October 2015 and July 2016 and had a total net fair value liability of $8.3 million and $4.2 million at December 31, 2009 and 2008.
In April 2008, this venture unwound a swap with a notional value of $31.6 million at the date of termination and obtained a new interest rate swap with a notional value of $26.5 million. The new swap, which is designated as a cash flow hedge, effectively fixed the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million which is included in the determination of the venture’s net income.
In addition, an unconsolidated venture in which we hold a 27.25% ownership interest had a non-recourse mortgage with a total carrying value of $119.2 million at December 31, 2009. The mortgage bears interest at an annual interest rate of LIBOR plus 4.8% that has been capped at 8.8% through the use of an interest rate cap designated as a cash flow hedge. The applicable interest rate of the related debt was 5.0% at December 31, 2009, and therefore the interest rate cap was not being utilized at that date. The interest rate cap expires in August 2014 and had an estimated total fair value of $3.0 million at December 31, 2009.
Our share of changes in the fair value of these interest rate caps and swaps is included in Accumulated other comprehensive income in equity and reflected unrealized losses of $1.1 million and $4.0 million for the years ended December 31, 2009 and 2008, respectively.
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
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $4.2 million, based on the exchange rate of the Euro at December 31, 2009. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
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
CPA®:16 — Global 2009 10-K — 75

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2009, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. At December 31, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.4 million at December 31, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.4 million.
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
At December 31, 2009, 56% of our directly owned real estate properties were located in the U.S., with the majority of our directly owned international properties located in the European Union (38%), with Germany (27%) representing the only international concentration. In addition, Hellweg 2, which is located in Germany, represented 20% of lease revenue in 2009, inclusive of noncontrolling interest. At December 31, 2009, our directly owned real estate properties contained significant concentrations in the following asset types: industrial (46%), retail (19%), warehouse/distribution (19%) and office (12%); and in the following tenant industries: retail (29%), chemicals, plastics, rubber and glass (10%) and automobile (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have been experiencing increasing difficulties for several years, which has resulted in several companies filing for bankruptcy. At December 31, 2009, we had eight tenants in automotive related industries, four of which have filed for bankruptcy protection (see below). These eight tenants accounted for lease revenues, inclusive of noncontrolling interests, and net loss or income from equity investments as follows: lease revenues from these tenants were $18.0 million, $19.9 million and $15.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. For our equity investments in real estate, we recognized net losses of $3.2 million and $0.8 million for the years ended December 31, 2009 and 2008, respectively and net income of $0.1 million for the year ended December 31, 2007. These investments had an aggregate carrying value of $152.0 million and $180.3 million at December 31, 2009 and December 31, 2008, respectively. Based on their carrying values at December 31, 2009, 53% of these investments were international (in the European Union, Canada and Mexico).
At December 31, 2009, five tenants, four of which operate in the automotive industry, were in various stages of the bankruptcy process. These five tenants accounted for lease revenues and loss from equity investments of $5.4 million, inclusive of amounts attributable to noncontrolling interests of $1.9 million and $3.2 million, respectively, for 2009 and had an aggregate carrying value of $19.6 million at December 31, 2009. For the years ended December 31, 2009 and 2008, we incurred impairment charges totaling $35.3 million and $1.4 million, respectively, inclusive of noncontrolling interest of $12.7 million in 2009,on properties leased to these tenants (Note 11). As a result of these corporate defaults, during 2009 we suspended debt service on three non-recourse mortgage loans, which had an aggregate outstanding balance of $27.2 million at December 31, 2009, inclusive of amounts attributable to noncontrolling interests of $11.6 million.
CPA®:16 — Global 2009 10-K — 76

Notes to Consolidated Financial Statements
Note 11. Impairment Charges
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2009 and 2008 (in thousands):

	Years ended December 31,
	2009	2008
Net investments in properties (a)	$48,578	$—
Net investments in direct financing leases	2,279	890
Equity investments in real estate (b)	3,598	3,085

Total impairment charges included in income from continuing operations	54,455	3,975
Impairment charges included in discontinued operations	5,101	—

Total impairment charges	$59,556	$3,975

(a)	Includes charges recognized on intangible assets and liabilities related to net investments in properties (Note 10).

(b)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.
No impairment charges were recognized during 2007.
Impairment charges recognized during 2009 and 2008 were as follows:
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
During 2009, we recognized impairment charges totaling $25.4 million on properties leased to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. We calculated the estimated fair values of these properties based on discounted cash flow analyses and market information obtained from outside sources. Both tenants ceased making rent payments during the second quarter of 2009 and, as a result, we suspended the debt service payments on the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with us on substantially the same terms. At December 31, 2009, these properties were classified as Net investments in properties in the consolidated financial statements.
Foss Manufacturing Company, LLC
During 2009, we incurred an impairment charge of $16.0 million on a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. During the second quarter of 2009, we entered into an amended lease agreement with Foss Manufacturing that substantially reduced annual contractual rent and provides for us to receive additional rent based on a percentage of sales. At December 31, 2009, these properties were classified as Net investments in properties in the consolidated financial statements.
John McGavigan Limited
During 2009, we incurred an impairment charge of $5.3 million on a property in the United Kingdom where the tenant, John McGavigan Limited, filed for bankruptcy in September 2009. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
MetalsAmerica, Inc.
During 2009, we recognized an impairment charge of $5.1 million related to a domestic property formerly leased to MetalsAmerica, Inc., which filed for bankruptcy in July 2009. We reduced the property’s carrying value of $6.6 million to its estimated selling price of $1.5 million and sold the property in August 2009. At December 31, 2009, the results of operations of this property are included in Income from discontinued operations in the consolidated financial statements.
Lindenmaier A.G.
During 2009 and 2008, we recognized other-than-temporary impairment charges of $2.7 million and $1.4 million, respectively, to reduce the carrying value of a venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis and market information obtained from outside sources. The venture leases property to Lindenmaier A.G., which filed for bankruptcy in the second quarter of 2009. At December 31, 2009, this venture is classified as Equity investment in real estate in the consolidated financial statements.
CPA®:16 — Global 2009 10-K — 77

Notes to Consolidated Financial Statements
Thales
During 2009, we recognized net other-than-temporary impairment charges of $0.9 million. In July 2009, a venture that owned a portfolio of five French properties leased to Thales S.A. sold four properties back to Thales. The outstanding debt balance on the four properties sold was allocated to the remaining property. An impairment charge was incurred to reduce the carrying value of the venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis.
During 2008, we recognized an other-than-temporary impairment charge of $1.7 million to reduce the carrying value of the venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. At December 31, 2009, this venture is classified as Equity investment in real estate in the consolidated financial statements.
Valley Diagnostic
During 2009, we incurred an impairment charge of $1.9 million in connection with a domestic property where the tenant, Valley Diagnostic, entered liquidation proceedings. We calculated the estimated fair value of this property using third party broker quotes. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Other
During 2009 and 2008, we recognized impairment charges totaling $2.3 million and $0.9 million on several properties accounted for as net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values, as determined by our annual third party valuation of our real estate.
Note 12. Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $1.9 billion at December 31, 2009. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.4% to 7.7% and variable annual rates ranging from 5.2% to 6.7%, with maturity dates ranging from 2014 to 2031 at December 31, 2009.
Scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter are as follows (in thousands):

Years ending December 31,	Total
2010	$21,958
2011	25,433
2012	56,507
2013	30,693
2014	97,301
Thereafter through 2031	1,211,630

1,443,522
Unamortized discount	2,367

Total	$1,445,889

In February 2009, a venture in which we own a 50% interest, and which we consolidate, repaid a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained new non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6.6% at December 31, 2009, and therefore the interest rate cap was not being utilized at that date.
In July 2009, we obtained non-recourse mortgage financing on a venture in which we and an affiliate hold 51% and 49% interests, respectively, and which we consolidate, related to an investment entered into in Hungary. This financing totaled $49.5 million, inclusive of noncontrolling interest of $24.3 million, and has an annual fixed interest rate and term of 5.9% and seven years, respectively.
CPA®:16 — Global 2009 10-K — 78

Notes to Consolidated Financial Statements
During 2008, in connection with our investment activity, we obtained non-recourse mortgage financing totaling $100.1 million, inclusive of noncontrolling interest of $19.7 million, at a weighted average annual interest rate and term of 6.5% and 10 years, respectively. One of these loans bears interest at a variable rate that has been effectively converted to a fixed rate through the use of an interest rate swap agreement (Note 10).
Note 13. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 14. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	2009	2008	2007
Ordinary income (a)	$0.18	$0.16	$0.45
Return of capital	0.48	0.50	0.20

Total distributions	$0.66	$0.66	$0.65

(a)	Decrease in per share amount in 2008 was primarily due to fees paid to the advisor and deducted for income tax purposes in 2008 as a result of meeting our performance criterion in June 2007.
We declared a quarterly distribution of $0.1656 per share in December 2009, which was paid in January 2010 to shareholders of record at December 31, 2009.
Accumulated Other Comprehensive Income
The following table presents Accumulated OCI in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2009	2008
Unrealized gain (loss) on marketable securities	$10	$38
Foreign currency translation adjustment	7,836	3,638
Unrealized (loss) gain on derivative instrument	(2,449)	(1,536)

Accumulated other comprehensive income	$5,397	$2,140

Note 15. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In December 2007, the FASB amended the existing authoritative guidance for accounting for noncontrolling interests in consolidated financial statements, which we adopted as required on January 1, 2009. The new guidance establishes and expands accounting and reporting standards for noncontrolling interests and, if applicable, for the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the year ended December 31, 2009.
CPA®:16 — Global 2009 10-K — 79

Notes to Consolidated Financial Statements
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

Balance at January 1, 2007	$—
Contributions	314,211
Foreign currency translation adjustment	32,508

Balance at January 1, 2008	$346,719
Foreign currency translation adjustment	(14,877)

Balance at January 1, 2009	331,842
Foreign currency translation adjustment	5,555

Balance at December 31, 2009	$337,397

Note 16. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements
We conduct business in various states and municipalities within the U.S. and in the European Union, Canada, Mexico, Malaysia and Thailand and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. Taxes on our foreign investments, primarily in Germany, comprised a significant portion of our tax provision for both 2009 and 2008, with 2009 reflecting the full year impact of certain investments. In addition, we recognized impairment charges totaling $54.5 million (Note 11) for the year ended December 31, 2009, for which we did not recognize a tax benefit, resulting in a higher effective income tax rate for 2009 as compared to the prior years.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2009	2008
Balance at January 1,	$473	$424
Additions based on tax positions related to the current year	29	170
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions for expiration of statute of limitations	(161)	(121)

Balance at December 31,	$341	$473

At December 31, 2009, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, 2008, and 2007, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries own hotels that are managed on our behalf by third party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes in accordance with current authoritative guidance. These entities have operated since inception at losses for federal income taxes purposes and a full valuation allowance with respect to net deferred tax assets including net operating loss carryforwards.
CPA®:16 — Global 2009 10-K — 80

Notes to Consolidated Financial Statements
Note 17. Discontinued Operations
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
In July 2009, we sold a domestic property for $50.6 million, net of selling costs, which was comprised of cash consideration of $26.1 million and the assumption of a non-recourse mortgage loan that had an outstanding balance of $24.5 million at the date of sale. We recognized a gain of $8.0 million in connection with this sale.
In August 2009, we sold a domestic property for $1.3 million, net of selling costs, and recognized a loss on the sale of $0.3 million, excluding an impairment charge recognized in 2009 of $5.1 million (Note 11). This property was encumbered by a non-recourse mortgage loan of $3.6 million. Concurrent with the closing of this sale, the lender agreed to release all the liens on the property in exchange for the $1.3 million proceeds. As a result of the release of the liens, we recognized a net gain on extinguishment of debt of $2.3 million.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenues	$2,643	$4,446	$3,157
Expenses	(1,882)	(3,104)	(2,443)
Gain on sale of assets	7,634	—	—
Gain on extinguishment of debt	2,313	—	—
Impairment charges	(5,101)	—	—

Income from discontinued operations	$5,607	$1,342	$714

Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

2009	Domestic	Foreign (a)	Total Company
Revenues	$132,610	$103,947	$236,557
Total long-lived assets (b)	1,235,053	988,496	2,223,549

2008	Domestic	Foreign (a)	Total Company
Revenues	$131,370	$103,639	$235,009
Total long-lived assets (b)	1,287,160	903,465	2,190,625

2007	Domestic	Foreign (a)	Total Company
Revenues	$87,575	$75,455	$163,030
Total long-lived assets (b)	1,218,908	951,071	2,169,979

(a)	Consists of operations in the European Union, Mexico, Canada and Asia.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
CPA®:16 — Global 2009 10-K — 81

Notes to Consolidated Financial Statements
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009 (b)	December 31, 2009 (c)
Revenues (a)	$56,263	$58,382	$60,672	$61,240
Operating expenses (a)	(43,184)	(27,336)	(52,058)	(39,054)
Net income (loss)	2,565	12,331	(2,734)	797
Less: Net (income) loss attributable to noncontrolling interests	(4,183)	(1,244)	9,100	4,377
Less: Net income attributable to redeemable noncontrolling interests	(6,027)	(5,738)	(4,530)	(7,254)

Net (Loss) Income Attributable to CPA®16 — Global Shareholders	(7,645)	5,349	1,836	(2,080)

(Loss) earnings per share attributable to CPA®:16 — Global shareholders	(0.06)	0.04	0.02	(0.02)
Distributions declared per share	0.1653	0.1656	0.1656	0.1656

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008 (d)
Revenues (a)	$55,204	$60,474	$60,270	$59,061
Operating expenses (a)	(25,660)	(26,903)	(29,062)	(30,349)
Net income	14,358	15,969	9,718	7,315
Less: Net (income) loss attributable to noncontrolling interests	(1,887)	(981)	2,192	337
Less: Net income attributable to redeemable noncontrolling interests	(6,659)	(7,155)	(6,906)	(6,054)

Net Income Attributable to CPA®16 — Global Shareholders	5,812	7,833	5,004	1,598

Earnings per share attributable to CPA®:16 — Global shareholders	0.05	0.06	0.04	0.02
Distributions declared per share	0.1637	0.1642	0.1647	0.1650

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Net income for the third quarter of 2009 includes impairment charges totaling $25.4 million in connection with several properties and equity investments in real estate (Note 11).

(c)	Net income for the fourth quarter of 2009 includes impairment charges totaling $14.0 million in connection with several properties and equity investments in real estate (Note 11).

(d)	Net income for the fourth quarter of 2008 includes impairment charges totaling $4.0 million in connection with several properties and equity investments in real estate (Note 11).
CPA®:16 — Global 2009 10-K — 82

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution and office facilities in Englewood, California and industrial facility in Chandler, AZ	$7,846	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$1,231	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	14,434	9,800	19,960	—	(14,952)	4,454	10,354	14,808	2,519	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,443	2,247	—	—	552	2,799	—	2,799	—	Aug. 2004	N/A
Office facility in Tinton Falls, NJ	8,972	1,700	12,934	—	—	1,700	12,934	14,634	1,711	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	24,635	6,280	3,551	27,331	—	6,280	30,882	37,162	3,319	Sep. 2004	40 yrs.
Office facility in Southfield, MI	8,219	1,750	14,384	—	—	1,750	14,384	16,134	1,783	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	3,914	760	6,885	—	2	760	6,887	7,647	854	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	9,272	2,120	12,468	—	—	2,120	12,468	14,588	1,545	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	16,424	8,942	10,547	6,174	4,124	10,280	19,507	29,787	2,275	Jan. 2005	40 yrs.
Industrial facility in Allen TX and office facility in Sunnyvale, CA	14,651	10,960	9,933	—	—	10,960	9,933	20,893	1,211	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Fernley, NV; Erwin, TN and Gainsville, TX	4,335	1,190	5,961	—	—	1,190	5,961	7,151	727	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	76,431	19,000	70,490	—	—	19,000	70,490	89,490	8,444	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME and Portsmouth, RI	10,791	20,130	—	—	—	20,130	—	20,130	—	May. 2005	N/A
Industrial facilities in Peru, IL, Huber Heights, Lima and Sheffield, OH and Lebanon, TN and office facility in Lima, OH	17,800	1,720	23,439	—	—	1,720	23,439	25,159	2,710	May. 2005	40 yrs.
Industrial facility in Cambridge, Canada	6,479	800	8,158	—	1,768	966	9,760	10,726	1,128	May. 2005	40 yrs.
Education facility in Nashville, TN	6,203	200	8,485	9	—	200	8,494	8,694	964	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	360	Jul. 2005	40 yrs.
Warehouse/distribution facility in Norwich, CT	14,543	1,400	6,698	28,357	2	2,600	33,857	36,457	2,992	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	6,402	1,264	7,885	—	(5,186)	483	3,480	3,963	733	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,251	460	4,314	—	(728)	460	3,586	4,046	385	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	7,402	—	12,266	—	2,205	—	14,471	14,471	2,004	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	22,185	1,600	8,638	18,185	—	4,200	24,223	28,423	2,053	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA (e)	15,945	648	2,896	23,295	—	1,046	25,793	26,839	1,678	Dec. 2005	40 yrs.
Residential facility in Laramie, WY (e)	17,187	1,650	1,601	21,450	—	1,650	23,051	24,701	1,578	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilities in Houston, Weimar, Conroe and Odessa, TX	8,124	2,457	9,958	—	190	2,457	10,148	12,605	1,407	Mar. 2006	20 – 30 yrs.
Office facility in Greenville, SC	10,213	925	11,095	—	57	925	11,152	12,077	1,268	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, NJ	27,713	10,750	32,292	—	98	10,750	32,390	43,140	3,329	Apr. 2006	35 – 39 yrs.
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,782	1,900	5,882	—	—	1,900	5,882	7,782	515	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	9,939	500	14,651	—	—	500	14,651	15,151	1,669	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia (1)	—	5,740	3,927	21	610	6,127	4,171	10,298	387	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	8,515	1,100	9,448	—	—	1,100	9,448	10,548	748	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,615	800	4,368	3,693	2,570	1,737	9,694	11,431	387	Oct. 2006	40 yrs.
CPA®:16 — Global 2009 10-K — 83

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facility in Auburn Hills, MI	13,336	3,780	17,434	—	(13,943)	1,133	6,138	7,271	1,341	Nov. 2006	40 yrs.
Office facility in Washington, MI	30,022	7,500	38,094	—	—	7,500	38,094	45,594	2,936	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	9,788	1,248	10,921	—	(5,990)	560	5,619	6,179	860	Dec. 2006	40 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,809	335	5,816	—	—	335	5,816	6,151	448	Dec. 2006	40 yrs.
Various transportation and warehouse facilities in France	33,648	4,341	6,254	4,520	28,831	35,042	8,904	43,946	768	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,661	1,660	9,464	—	—	1,660	9,464	11,124	710	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	13,717	2,300	15,433	—	—	2,300	15,433	17,733	1,157	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,304	2,575	5,683	—	—	2,575	5,683	8,258	443	Dec. 2006	38 – 40 yrs.
Warehouse/distribution facilities in Atlanta, Doraville and Rockmart, GA	57,867	10,060	72,000	6,816	—	10,060	78,816	88,876	5,954	Feb. 2007	30 – 40 yrs.
Industrial facility in Tuusula, Finland	16,807	1,000	16,779	8	1,289	1,075	18,001	19,076	1,527	Mar. 2007	32 yrs.
36 Retail facilities throughout Germany	399,176	83,345	313,770	20,909	21,817	89,343	350,498	439,841	26,288	Apr. 2007	30 – 40 yrs.
Warehouse/distribution facilities in Phoenix, AZ; Hayward, Vernon and South Gate, CA; Bedford Park, IL; Rock Hill, SC and Houston, TX	39,000	26,457	25,593	—	9	26,457	25,602	52,059	2,228	Jun. 2007	30 yrs.
Industrial facilities in Denver, CO and Nashville, TN	10,081	1,872	14,665	—	—	1,872	14,665	16,537	1,178	Jun. 2007, Jul. 2007	28 – 35 yrs.
Industrial facility in Sacramento, CA	30,565	—	42,478	3	—	—	42,481	42,481	2,567	Jul. 2007	40 yrs.
Industrial facilities in Guelph and Lagley, Canada	6,246	4,592	3,657	—	(25)	4,574	3,650	8,224	220	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,800	2,090	9,128	8	—	2,090	9,136	11,226	736	Jul. 2007	30 yrs.
Office facility in Harlingen, TX	4,050	700	5,115	—	(1,868)	461	3,486	3,947	369	Oct. 2007	30 yrs.
Industrial facility in Beaverton, MI	2,173	70	3,608	—	16	70	3,624	3,694	272	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS and Baltimore, MD	29,000	4,770	78,288	—	(120)	4,650	78,288	82,938	5,219	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	16,500	1,950	20,975	—	—	1,950	20,975	22,925	1,049	Dec. 2007	40 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS and Dallas, TX and land in Eagan, MN	23,773	10,430	32,063	—	(764)	10,430	31,299	41,729	1,540	Mar. 2008	30 – 40 yrs.
Industrial facility in Ylamylly, Finland	10,195	58	14,220	—	(1,201)	53	13,024	13,077	570	Apr. 2008	40 yrs.
Industrial facility in Nurieux-Volognat, France	—	1,478	15,528	—	(5,626)	1,362	10,018	11,380	395	Jun. 2008	38 yrs.
Industrial facility in Windsor, CT	—	425	1,160	—	(188)	425	972	1,397	37	Jun. 2008	39 yrs.
Office and industrial facilities in Wolfach, Bunde and Dransfeld, Germany	—	2,554	13,492	—	(5,493)	2,349	8,204	10,553	410	Jun. 2008	30 yrs.
Warehouse/distribution facilities in Gyal and Herceghalom, Hungary	49,894	12,802	68,993	—	1,234	12,999	70,030	83,029	1,249	Jul. 2009	25 yrs.

	$1,214,077	$310,955	$1,215,837	$160,785	$9,295	$345,339	$1,351,533	$1,696,872	$112,385

CPA®:16 — Global 2009 10-K — 84

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (b)	Investments (c)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$15,629	$6,908	$21,012	$—	$(1,766)	$26,154	May. 2004
Industrial facility in Alberta, Calgary, Canada	2,215	—	3,468	41	788	4,297	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; Martinsburg, WV; warehouse/distribution facility in Fair Bluff, NC	15,053	2,980	29,191	—	(838)	31,333	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	18,074	4,279	26,628	49	(1,409)	29,547	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	19,800	—	38,189	—	(1,253)	36,936	May. 2005
Warehouse and distribution and office facilities in Newbridge, United Kingdom	14,481	3,602	21,641	2	(3,003)	22,242	Dec. 2005
Office facility in Marktheidenfeld, Germany	16,036	1,534	22,809	—	1,560	25,903	May. 2006
Retail facilities in Socorro, El Paso and Fabens, TX	14,274	3,890	19,603	31	(1,364)	22,160	Jul. 2006
Various transportation and warehouse facilities in France	28,102	23,524	33,889	6,814	(28,165)	36,062	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	27,460	13,291	26,417	68	1,737	41,513	Dec. 2006
Retail facility in Gronau, Germany	4,308	414	3,789	—	257	4,460	Apr. 2007
Industrial facility in St. Ingbert, Germany	18,109	1,610	29,466	—	1,053	32,129	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,301	56	3,528	—	39	3,623	Oct. 2007
Industrial facility in Elma, WA	3,880	1,300	5,261	—	(262)	6,299	Feb. 2008
Industrial facility in Eagan, MN	4,690	—	8,267	—	(338)	7,929	Mar. 2008
Industrial facility in Monheim, Germany	—	2,210	10,654	—	(1,396)	11,468	Jun. 2008

	$204,412	$65,598	$303,812	$7,005	$(34,360)	$342,055

													Life on which
													Depreciation
													in Latest
					Cost Capitalized	Increase							Statement of
		Initial Cost to Company			Subsequent to	(Decrease) in Net	Gross Amount at which Carried at Close of Period (d)				Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Personal Property	Acquisition (a)	Investments (b)	Land	Buildings	Personal Property	Total	Depreciation (d)	Acquired	Computed
Operating Real Estate:
Hotel in Bloomington, MN	$—	$3,976	$7,492	$—	$35,904	$—	$3,976	$38,456	$4,940	$47,372	$3,339	Sep. 2006	40 yrs.
Hotel in Memphis, TN	27,400	4,320	29,929	3,274	1,938	(3,115)	4,320	28,752	3,274	36,346	3,109	Sep. 2007	30 yrs.

	$27,400	$8,296	$37,421	$3,274	$37,842	$(3,115)	$8,296	$67,208	$8,214	$83,718	$6,448

CPA®:16 — Global 2009 10-K — 85

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

(a)	Includes unamortized discount on a mortgage note.

(b)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(c)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(d)	Reconciliation of real estate and accumulated depreciation (see below):

(e)	Represents a triple net lease to a tenant for student housing.

	Reconciliation of Real Estate Accounted for
	Under the Operating Method
	December 31,
	2009	2008	2007
Balance at beginning of year	$1,661,160	$1,602,512	$663,810
Additions	102,303	102,864	773,065
Reclassification from real estate under construction	8,525	7,515	82,637
Reclassification from (to) net investment in direct financing leases, operating rea	1,073	(14,274)	25,788
Impairment charges	(46,531)	—	—
Dispositions	(45,139)	—	—
Foreign currency translation adjustment	15,481	(37,457)	57,212

Balance at close of year	$1,696,872	$1,661,160	$1,602,512

	Reconciliation of Accumulated Depreciation
	December 31,
	2009	2008	2007
Balance at beginning of year	$76,943	$42,238	$15,217
Depreciation expense	36,719	36,094	26,171
Dispositions	(2,007)	—	—
Foreign currency translation adjustment	730	(1,389)	850

Balance at close of year	$112,385	$76,943	$42,238

	Reconciliation for Operating
	Real Estate
	December 31,
	2009	2008	2007
Balance at beginning of year	$82,667	$37,522	$—
Reclassification from real estate under construction	—	47,329	—
Reclassification to intangible assets	—	(3,114)	—
Additions	1,051	930	37,522

Balance at close of year	$83,718	$82,667	$37,522

	Reconciliation for Accumulated
	Depreciation for Operating
	Real Estate
	December 31,
	2009	2008	2007
Balance at beginning of year	$3,306	$339	$—
Depreciation expense	3,142	2,967	339

Balance at close of year	$6,448	$3,306	$339

CPA®:16 — Global 2009 10-K — 86

At December 31, 2009, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.7 billion.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
at December 31, 2009
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Note receivable issued to venture partner — Hellweg 2 transaction (a) (c)	8.0%	Apr. 2017	$337,397	$337,397
Construction line of credit provided to Ryder Properties, LLC (b) (c)	7.0%	Jun. 2010	15,612	15,612
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC (c)	6.3%	Feb. 2015	9,567	9,698

			$362,576	$362,707

(a)	Amounts are based on the exchange rate of the local currencies at December 31, 2009.

(b)	Applicable annual interest rate at December 31, 2009. Mortgage face and carrying values represent amounts funded on total commitment of $15.8 million and interest accrued on the outstanding balance to date.

(c)	Balloon payments equal to the face amount of the loan are due at maturity.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	December 31,
	2009	2008	2007
Balance at beginning of year	$351,200	$358,079	$9,603
Additions	5,917	7,965	315,940
Repayment	—	—	—
Accretion of principal	41	39	33
Amortization of premium	(6)	(6)	(6)
Writeoff of unamortized premium	—	—	—
Foreign currency translation adjustment	5,555	(14,877)	32,509

Balance at December 31,	$362,707	$351,200	$358,079

CPA®:16 — Global 2009 10-K — 87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A(T).	Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2009 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
CPA®:16 — Global 2009 10-K — 88

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) and (2) —	Financial statements and schedules — see index to financial statements and schedules included in Item 8.
(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1	Amended and Restated Advisory Agreement dates as of October 1, 2009 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.2	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 - Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008
CPA®:16 — Global 2009 10-K — 89

Exhibit No.	Description	Method of Filing

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 2009 10-K — 90

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 3/26/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey	Chairman of the Board and Director	3/26/2010
Wm. Polk Carey

/s/ Gordon F. DuGan	Chief Executive Officer	3/26/2010
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer	3/26/2010
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer	3/26/2010
Thomas J. Ridings, Jr.	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	3/26/2010
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	3/26/2010
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	3/26/2010
Richard J. Pinola
CPA®:16 — Global 2009 10-K — 91