Form 10-Q
period 2010-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2010-05-14
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 124,284,461 shares of common stock, $.001 par value, outstanding at May 7, 2010.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:16 — Global 3/31/2010 10-Q  —  1

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $427,699 and $454,311)	$1,651,135	$1,696,872
Operating real estate, at cost (inclusive of amounts attributable to VIEs of $29,219 for both periods presented)	83,843	83,718
Accumulated depreciation (inclusive of amounts attributable to VIEs of $(31,346) and $(30,292), respectively)	(125,698)	(118,833)

Net investments in properties	1,609,280	1,661,757
Real estate under construction	65,256	61,588
Net investment in direct financing leases (inclusive of amounts attributable to VIEs of $50,591 and $52,521, respectively)	323,541	342,055
Equity investments in real estate	153,300	158,149

Net investments in real estate	2,151,377	2,223,549
Notes receivable (inclusive of amounts attributable to VIEs of $316,729 and $337,397, respectively)	342,905	362,707
Cash and cash equivalents (inclusive of amounts attributable to VIEs of $14,669 and $14,199, respectively)	75,940	83,985
Intangible assets, net (inclusive of amounts attributable to VIEs of $27,089 and $29,209, respectively)	155,630	162,432
Funds in escrow (inclusive of amounts attributable to VIEs of $12,274 and $12,339, respectively)	20,551	21,586
Other assets, net (inclusive of amounts attributable to VIEs of $5,823 and $7,908, respectively)	32,153	34,746

Total assets	$2,778,556	$2,889,005

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to VIEs of $436,050 and $463,309, respectively)	$1,387,675	$1,445,889
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to VIEs of $15,542 and $14,189, respectively)	34,426	36,290
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to VIEs of $11,617 and $12,476, respectively)	59,185	58,063
Due to affiliates	7,846	14,193
Distributions payable	20,436	20,346

Total liabilities	1,509,568	1,574,781

Redeemable noncontrolling interests	316,729	337,397

Commitments and contingencies (Note 10)
Equity:
CPA®:16 — Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 131,141,600 and 129,995,172 shares issued, respectively	131	130
Additional paid-in capital	1,184,851	1,174,230
Distributions in excess of accumulated earnings	(239,937)	(225,462)
Accumulated other comprehensive (loss) income	(7,003)	5,397

	938,042	954,295
Less, treasury stock at cost, 7,731,294 and 7,134,071 shares, respectively	(70,746)	(65,636)

Total CPA®:16 — Global shareholders’ equity	867,296	888,659

Noncontrolling interests	84,963	88,168

Total equity	952,259	976,827

Total liabilities and equity	$2,778,556	$2,889,005

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 3/31/2010 10-Q  —  2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenues
Rental income	$38,726	$35,947
Interest income from direct financing leases	6,727	6,663
Interest income on notes receivable	7,142	6,659
Other real estate income	5,953	5,617
Other operating income	609	822

	59,157	55,708

Operating Expenses
Depreciation and amortization	(12,220)	(11,241)
Property expenses	(8,258)	(8,239)
Other real estate expenses	(4,431)	(4,441)
General and administrative	(2,263)	(2,552)
Impairment charges	(8,030)	(15,984)

	(35,202)	(42,457)

Other Income and Expenses
Income from equity investments in real estate	4,781	3,064
Other interest income	22	125
Gain on extinguishment of debt	—	6,512
Other income and (expenses)	(741)	(332)
Interest expense	(19,812)	(19,803)

	(15,750)	(10,434)

Income before income taxes	8,205	2,817
Provision for income taxes	(974)	(293)

Income from continuing operations	7,231	2,524

Discontinued Operations
Income from operations of discontinued properties	99	41
Gain on deconsolidation of a subsidiary	7,082	—

Income from discontinued operations	7,181	41

Net Income	14,412	2,565

Less: Net income attributable to noncontrolling interests	(2,007)	(4,183)
Less: Net income attributable to redeemable noncontrolling interests	(6,445)	(6,027)

Net Income (Loss) Attributable to CPA®:16 — Global Shareholders	$5,960	$(7,645)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:16 — Global shareholders	$0.02	$(0.06)
Income from discontinued operations attributable to CPA®:16 — Global shareholders	0.03	—

Net income (loss) attributable to CPA®:16 — Global shareholders	$0.05	$(0.06)

Weighted Average Shares Outstanding	123,608,911	122,789,807

Amounts Attributable to CPA®:16 — Global Shareholders
Income (loss) from continuing operations, net of tax	$2,372	$(7,884)
Income from discontinued operations, net of tax	3,588	239

Net income (loss)	$5,960	$(7,645)

Distributions Declared Per Share	$0.1656	$0.1653

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 3/31/2010 10-Q  —  3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Net Income	$14,412	$2,565
Other Comprehensive Loss:
Foreign currency translation adjustment	(35,177)	(41,132)
Change in unrealized loss on derivative instruments	(1,062)	(1,099)
Change in unrealized gain on marketable securities	3	3

	(36,236)	(42,228)

Comprehensive loss	(21,824)	(39,663)

Amounts Attributable to Noncontrolling Interests:
Net loss (income)	(2,007)	(4,183)
Foreign currency translation adjustment	3,150	3,954
Change in unrealized loss on derivative instruments	18	2

Comprehensive loss attributable to noncontrolling interests	1,161	(227)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(6,445)	(6,027)
Foreign currency translation adjustment	20,668	20,927

Comprehensive loss attributable to redeemable noncontrolling interests	14,223	14,900

Comprehensive Loss Attributable to CPA®:16 — Global Shareholders	$(6,440)	$(24,990)

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 3/31/2010 10-Q  —  4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows — Operating Activities
Net income	$14,412	$2,565
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	12,421	11,966
Straight-line rent adjustments and amortization of rent-related intangibles	654	345
Income from equity investments in real estate in excess of distributions received	(736)	(635)
Issuance of shares to affiliate in satisfaction of fees due	2,945	3,026
Realized gain on foreign currency transactions, net	193	796
Unrealized loss (gain) on foreign currency and derivative transactions, net	548	(464)
Gain on deconsolidation of a subsidiary(a)	(7,082)	—
Gain on extinguishment of debt	—	(6,512)
Impairment charges	8,030	15,984
Change in other operating assets and liabilities, net	(1,560)	(909)

Net cash provided by operating activities	29,825	26,162

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	383	5,503
Contributions to equity investments in real estate	—	(65,318)
Acquisitions of real estate and other capital expenditures	(1,080)	(17,560)
Funding/purchases of notes receivable	(791)	(1,807)
Release of funds held in escrow for acquisition and construction of real estate	—	6,620
Proceeds from sale of real estate	—	120
Payment of deferred acquisition fees to affiliate	(6,261)	(9,082)

Net cash used in investing activities	(7,749)	(81,524)

Cash Flows — Financing Activities
Distributions paid	(20,345)	(20,140)
Distributions paid to noncontrolling interests	(9,217)	(12,469)
Contributions from noncontrolling interests	383	2,543
Proceeds from mortgages and notes payable	—	29,000
Scheduled payments of mortgage principal	(5,065)	(3,979)
Prepayment of mortgages and note payable	—	(32,500)
Deferred financing costs and mortgage deposits, net of deposits refunded	—	(284)
Proceeds from issuance of shares, net of costs of raising capital	7,677	8,348
Purchase of treasury stock	(5,110)	(11,332)

Net cash used in financing activities	(31,677)	(40,813)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,556	(3,382)

Net decrease in cash and cash equivalents	(8,045)	(99,557)
Cash and cash equivalents, beginning of period	83,985	174,209

Cash and cash equivalents, end of period	$75,940	$74,652

(a) See Note 12 for a description of the non-cash activity related to the deconsolidation.
See Notes to Consolidated Financial Statements.
CPA®:16 — Global 3/31/2010 10-Q  —  5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At March 31, 2010, our portfolio was comprised of our full or partial ownership interests in 384 properties, substantially all of which were triple-net leased to 78 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, which are included in our 2009 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Basis of Consolidation
The consolidated financial statements affect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified seven entities that were deemed to be VIEs. These entities were deemed VIEs as either: the third party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price, our venture partners to the entity were not deemed to have sufficient equity at risk, a third party was deemed to have the power to direct matters that most significantly impact the entity, or a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
CPA®:16 — Global 3/31/2010 10-Q  —  6

Notes to Consolidated Financial Statements
After making the determination that these entities were VIEs, we performed an assessment as to which party would be considered the primary beneficiary of each entity and would be required to consolidate each entity’s balance sheet and results of operations. This assessment was based upon which party (1) had the power to direct activities that most significantly impact the entity’s economic performance and (2) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate six of the VIEs, while the remaining VIE would be deconsolidated and reclassified as an asset held for sale in connection with the property being placed into receivership during the first quarter of 2010 (Note 12). Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations. No acquisition costs or fees were capitalized during the three months ended March 31, 2010 as we did not complete any investments. During the three months ended March 31, 2009, we capitalized acquisition costs and fees of $3.1 million in connection with our investment activity.
Information about International Geographic Areas
At March 31, 2010, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from these investments totaled $26.3 million and $25.4 million for the three months ended March 31, 2010 and 2009, respectively. Our net investments in real estate for these investments totaled $932.9 million and $988.5 million at March 31, 2010 and December 31, 2009, respectively.
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
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares. We incurred base asset management fees of $2.9 million for both the three months ended March 31, 2010 and 2009, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At March 31, 2010, the advisor owned 6,052,046 shares (4.9%) of our common stock.
CPA®:16 — Global 3/31/2010 10-Q  —  7

Notes to Consolidated Financial Statements
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date an investment was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 5% per year. We did not incur any current or deferred acquisition fees during the three months ended March 31, 2010. We incurred current and deferred acquisition fees of $1.7 million and $1.4 million, respectively, during the three months ended March 31, 2009. Unpaid installments of deferred acquisition fees totaled $2.7 million and $9.0 million at March 31, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.3 million and $9.1 million in cash to the advisor in January 2010 and 2009, respectively.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $1.0 million at both March 31, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.8 million for both the three months ended March 31, 2010 and 2009, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended March 31, 2010 and 2009. Based on gross revenues through March 31, 2010, our current share of future minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 25% to 70%, as well as a jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$333,588	$345,347
Buildings	1,317,547	1,351,525
Less: Accumulated depreciation	(118,462)	(112,385)

	$1,532,673	$1,584,487

CPA®:16 — Global 3/31/2010 10-Q  —  8

Notes to Consolidated Financial Statements
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$8,296	$8,296
Buildings	75,547	75,422
Less: Accumulated depreciation	(7,236)	(6,448)

	$76,607	$77,270

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $146.7 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.1 million for both the three months ended March 31, 2010 and 2009, respectively.
Real Estate Under Construction
During 2008, we entered into a domestic build-to-suit project for a total cost of up to $61.2 million. Total estimated construction costs for this project were increased to $63.0 million during 2009 and subsequently increased to $65.8 million during April 2010. Costs incurred on this project through March 31, 2010 totaled $65.3 million, inclusive of $6.0 million of capitalized interest, and have been presented as Real estate under construction in the consolidated balance sheet.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	March 31, 2010	March 31, 2010	December 31, 2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$33,582	$33,834
The New York Times Company	27%	33,214	33,195
Schuler A.G. (a) (b)	33%	22,313	23,469
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	18,201	18,934
TietoEnator Plc (a)	40%	7,941	8,488
Police Prefecture, French Government (a)	50%	7,894	8,268
Frontier Spinning Mills, Inc.	40%	6,244	6,077
Pohjola Non-life Insurance Company (a)	40%	6,070	6,632
OBI A.G. (a) (c)	25%	5,614	6,794
Actebis Peacock GmbH (a)	30%	5,397	5,644
Actuant Corporation (a)	50%	2,668	2,758
Consolidated Systems, Inc. (b)	40%	2,120	2,131
Lindenmaier A.G. (a)	33%	1,507	1,569
Thales S.A. (a)	35%	535	356

		$153,300	$158,149

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	Carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.
CPA®:16 — Global 3/31/2010 10-Q  —  9

Notes to Consolidated Financial Statements
As discussed in Note 2, we adopted the FASB’s amended guidance on consolidating VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interest in The New York Times Company venture using the equity method of accounting, as the third party tenant that leases the property from this venture has the right to repurchase the property during the term of their lease at a fixed price. Carrying amounts related to this VIE are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to this VIE is limited to the equity we have in the VIE. We have not provided financial or other support to this VIE, and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in this entity.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009

Assets	$1,448,288	$1,504,375
Liabilities	(962,088)	(1,003,311)

Partners’/members’ equity	$486,200	$501,064

	Three months ended March 31,
	2010	2009
Revenues	$36,028	$32,173
Expenses	(21,097)	(20,347)

Net income	$14,931	$11,826

We recognized income from equity investments in real estate of $4.8 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Equity Investment in Direct Financing Lease Acquired
2009 — In March 2009, an entity in which we, our advisor and another affiliate, CPA®:17 — Global, hold 27.25%, 17.75% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. Our share of the purchase price was approximately $64.2 million, which we funded with our existing cash resources. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed to be a real estate asset acquisition under current accounting guidance, the venture capitalized acquisition-related costs and fees totaling $8.7 million, of which our share was $2.9 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap. This new financing has a term of five years.
Note 6. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.
CPA®:16 — Global 3/31/2010 10-Q  —  10

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$34,062	$34,062	$—	$—
Other securities	1,775	—	—	1,775
Derivative assets	2,023	—	49	1,974

	$37,860	$34,062	$49	$3,749

Liabilities:
Derivative liabilities	$(306)	$—	$(306)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$49,261	$49,261	$—	$—
Other securities	1,851	—	—	1,851
Derivative assets	2,228	—	50	2,178

	$53,340	$49,261	$50	$4,029

Liabilities:
Derivative liabilities	$(380)	$—	$(380)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended March 31, 2010			Three months ended March 31, 2009
Beginning balance	$1,851	$2,178	$4,029	$2,192	$2,973	$5,165
Total gains or losses (realized and unrealized):
Included in earnings	—	(151)	(151)	—	647	647
Included in other comprehensive income (loss)	3	(53)	(50)	3	(126)	(123)
Amortization and accretion	(79)	—	(79)	(76)	—	(76)

Ending balance	$1,775	$1,974	$3,749	$2,119	$3,494	$5,613

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(151)	$(151)	$—	$647	$647

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
CPA®:16 — Global 3/31/2010 10-Q  —  11

Notes to Consolidated Financial Statements
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,387,675	$1,262,277	$1,445,889	$1,286,300
Notes receivable	342,905	341,753	362,707	363,389
Other securities	1,760	1,775	1,839	1,851
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We performed a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2010 and 2009 based on market conditions and assumptions at March 31, 2010 and 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2010 and 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended March 31, 2010		Three months ended March 31, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$17,295	$2,835	$12,459	$14,951
Net investments in direct financing leases	31,705	5,195	—	—
Intangible assets	—	—	892	1,070

	$49,000	$8,030	$13,351	$16,021

Liabilities:	$—	$—	$(31)	$(37)

Intangible liabilities	$—	$—	$(31)	$(37)

Note 7. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and the British Pound Sterling and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
CPA®:16 — Global 3/31/2010 10-Q  —  12

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in Other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at March 31, 2010 and December 31, 2009 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate caps	Other assets	$13	$50	$—	$—
Foreign exchange collar contracts	Other assets	36	—	—	—
Foreign exchange contracts	Other liabilities	—	—	(20)	(143)
Interest rate swaps	Other liabilities	—	—	(286)	(237)

		49	50	(306)	(380)

Derivatives not designated as hedging instruments
Embedded credit derivatives	Other assets	705	963	—	—
Stock warrants	Other assets	1,269	1,215	—	—

		1,974	2,178	—	—

Total derivatives		$2,023	$2,228	$(306)	$(380)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain		Amount of (Loss) Gain
	Recognized in OCI on Derivatives		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
	Three months ended March 31,		Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate caps (a) (b)	$(37)	$20	$—	$—
Interest rate swaps (a)	(50)	34	—	—
Foreign currency forward contracts (a) (c)	123	18	(10)	27
Foreign currency collars (a)	36	—	—	—

Total	$72	$72	$(10)	$27

(a)	During the three months ended March 31, 2010 and 2009, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Includes loss (gain) attributable to noncontrolling interests totaling less than $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

(c)	(Losses) gains reclassified from OCI into income for contracts that have matured are included in Other income and (expenses).
CPA®:16 — Global 3/31/2010 10-Q  —  13

Notes to Consolidated Financial Statements

		Amount of (Loss) Gain Recognized
		in Income on Derivatives
Derivatives not in Cash Flow	Location of (Loss) Gain	Three months ended March 31,
Hedging Relationships	Recognized in Income	2010	2009
Embedded credit derivatives (a)	Other income and (expenses)	$(205)	$647
Stock warrants	Other income and (expenses)	54	—

Total		$(151)	$647

(a)	Includes losses attributable to noncontrolling interests totaling $0.1 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively.
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
The interest rate swap and interest rate cap derivative instruments that we had outstanding at March 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional			Effective			Fair Value at
	Type	Amount (a)	Cap Rate	Spread	Interest Rate	Effective Date	Expiration Date	March 31, 2010
1-Month LIBOR	“Pay-fixed” swap	$3,862	N/A	N/A	6.7%	2/2008	2/2018	$(286)
1-Month LIBOR	Interest rate cap (a)	29,000	5.0%	5.0%	6.6%	3/2009	3/2012	13

								$(273)

(a)	In February 2009, a venture in which we own a 50% interest, and which we consolidate, repaid a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and recognized a corresponding gain of $6.5 million. In connection with this transaction, the venture obtained new non-recourse mortgage financing of approximately $29.0 million. The new debt has an annual interest rate of LIBOR plus 5%, with a minimum rate of 6% and a maximum rate that has been capped at 10% through the use of an interest rate cap. This financing has a term of three years, with two one-year extensions. The applicable interest rate of the related debt was 6.6% at March 31, 2010, and therefore the interest rate cap was not being utilized at that date.
The interest rate swap and interest rate cap derivative instruments that our unconsolidated ventures had outstanding at March 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value at
	March 31, 2010	Type	Amount	Cap Rate	Spread	Rate	Date	Date	March 31, 2010
1-Month LIBOR	25.0%	“Pay-fixed” swap	$159,990	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/1/2016	$(11,023)
1-Month LIBOR	27.3%	Interest rate cap	118,541	4.0%	4.8%	N/A	8/2009	8/2014	1,822

									$(9,201)

CPA®:16 — Global 3/31/2010 10-Q  —  14

Notes to Consolidated Financial Statements
Foreign Currency Contracts
We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates.
In January 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $6.9 million, based on the exchange rate of the Euro at March 31, 2010, and placed a floor on the exchange rate of the Euro at $1.30 and a ceiling ranging from $1.4580 to 1.4616. One of these contracts matured in April 2010 and the other contract is scheduled to mature in July 2010.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.9 million, based on the exchange rate of the Euro at March 31, 2010. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
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
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At March 31, 2010, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.3 million and $0.4 million at March 31, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.3 million or $0.4 million, respectively.
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
At March 31, 2010, 57% of our directly owned real estate properties were located in the U.S., with the majority of our directly owned international properties located in the European Union (37%), with Germany (26%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2010. In addition, one German tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG, represented 20% of lease revenue for the three months ended March 31, 2010, inclusive of noncontrolling interest. At March 31, 2010, our directly owned real estate properties contained significant concentrations in the following asset types: industrial (44%), warehouse/distribution (20%), retail (19%) and office (12%); and in the following tenant industries: retail (29%) and chemicals, plastics, rubber and glass (11%).
CPA®:16 — Global 3/31/2010 10-Q  —  15

Notes to Consolidated Financial Statements
Many companies in automotive related industries (manufacturing, parts, services, etc.) have experienced financial difficulties for several years, which resulted in several companies filing for bankruptcy. At March 31, 2010, we had seven tenants in automotive related industries, three of which have filed for bankruptcy protection (see below). These seven tenants accounted for lease revenues, inclusive of noncontrolling interests, of $3.9 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. For our equity investments in real estate, we recognized net income and loss of less than $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively, with respect to these tenants. These investments had an aggregate carrying value of $141.8 million and $146.1 million at March 31, 2010 and December 31, 2009, respectively. Based on their carrying values at March 31, 2010, 54% of these investments were international (in the European Union, Canada and Mexico).
At March 31, 2010, five tenants, three of which operate in the automotive industry, were in various stages of the bankruptcy process. These five tenants accounted for lease revenues of $1.9 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, and $1.8 million, inclusive of amounts attributable to noncontrolling interests of $0.2 million, for the three months ended March 31, 2010 and 2009, respectively, and income or loss from equity investments of less than $0.1 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. These investments had an aggregate carrying value of $62.8 million at March 31, 2010. As a result of these tenant defaults, we suspended debt service on two non-recourse mortgage loans, which had an aggregate outstanding balance of $13.2 million and $13.8 million at March 31, 2010 and December 31, 2009, respectively.
Note 8. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 — Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	976,827	888,659	88,168
Shares issued	10,622	10,622	—
Contributions	383	—	383
Net income	7,967	5,960	2,007
Distributions	(22,862)	(20,435)	(2,427)
Change in other comprehensive income (loss)	(15,568)	(12,400)	(3,168)
Shares repurchased	(5,110)	(5,110)	—

Balance at March 31, 2010	$952,259	$867,296	$84,963

		CPA®:16 — Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,046,605	$959,896	$86,709
Shares issued	11,374	11,374	—
Contributions	2,543	—	2,543
Net (loss) income	(3,462)	(7,645)	4,183
Distributions	(26,393)	(20,169)	(6,224)
Change in other comprehensive income (loss)	(21,301)	(17,345)	(3,956)
Shares repurchased	(11,332)	(11,332)	—

Balance at March 31, 2009	$998,034	$914,779	$83,255

Redeemable Noncontrolling Interests
Under current authoritative accounting guidance, we account for the noncontrolling interests in a note receivable recorded in connection with a German transaction in 2007 as redeemable noncontrolling interests because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.
CPA®:16 — Global 3/31/2010 10-Q  —  16

Notes to Consolidated Financial Statements

	2010	2009
Balance at January 1,	$337,397	$331,841
Foreign currency translation adjustment	(20,668)	(20,927)

Balance at March 31,	$316,729	$310,914

Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Net investments in properties	$2,835	$15,984
Net investment in direct financing leases	5,195	—

Total impairment charges included in income from continuing operations	$8,030	$15,984

2010 — During the three months ended March 31, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties. At March 31, 2010, the land of this property was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
2009 — During the three months ended March 31, 2009, we recognized an impairment charge of $16.0 million on a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At March 31, 2009, this property was classified as Net investments in properties in the consolidated financial statements.
Note 10. Commitments and Contingencies
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.3 million, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
CPA®:16 — Global 3/31/2010 10-Q  —  17

Notes to Consolidated Financial Statements
Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2006 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In January 2010, a consolidated subsidiary consented to a court order appointing a receiver following an event of a default on a nonrecourse debt obligation involving a property that was previously leased to Goertz & Schiele Corp. As we no longer have control over the activities which most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary has been deconsolidated during the first quarter of 2010. During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January, 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totalling $15.7 million incurred in 2009, and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We believe that the fair value of our retained interest in this deconsolidated entity is zero at March 31, 2010. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations.
In July 2009, we sold a domestic property for $50.6 million, net of selling costs, which was comprised of cash consideration of $26.1 million and the assumption of a non-recourse mortgage loan that had an outstanding balance of $24.5 million at the date of sale. We recognized a gain of $8.0 million in connection with this sale.
In August 2009, we sold a domestic property for $1.3 million, net of selling costs, and recognized a loss on the sale of $0.3 million, excluding an impairment charge recognized in 2009 of $5.1 million. This property was encumbered by a non-recourse mortgage loan of $3.6 million. Concurrent with the closing of this sale, the lender agreed to release all the liens on the property in exchange for the $1.3 million proceeds. As a result of the release of the liens, we recognized a net gain on extinguishment of debt of $2.3 million.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$348	$1,706
Expenses	(249)	(1,665)
Gain on extinguishment of debt	7,082	—

Income from discontinued operations	$7,181	$41

CPA®:16 — Global 3/31/2010 10-Q  —  18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2009 Annual Report.
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2010	2009
Total revenues	$59,157	$55,708
Net income (loss) attributable to CPA®:16 — Global shareholders	5,960	(7,645)
Cash flow from operating activities	29,825	26,162
Total revenues in the first quarter of 2010 increased as compared to the same period in 2009, primarily due to an investment entered into in July 2009.
Net income in the first quarter of 2010 reflected higher lease revenue and a reduction in the level of impairment charges recognized during the quarter as compared to the same period in 2009. During the first quarter of 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, while for the same period in 2009 we recognized an impairment charge of $16.0 million.
Cash flow from operating activities in the first quarter of 2010 benefited from the additional revenues generated from our investment activity during 2009.
Our quarterly cash distribution remained at $0.1656 per share for the first quarter of 2010, or $0.66 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders.
Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
As of the date of this Report, we believe that general economic conditions and conditions in the credit and real estate financing markets are continuing to improve, albeit slowly. As a result, we are benefiting from improved financing conditions. However, the lingering effects of the recent challenging economic environment continue to affect us in several ways, including continued financial stress on tenants, lower rental rates obtained on renewals of tenant leases and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the consumer price index (“CPI”). Despite recent indicators that the economy is beginning to recover, the full magnitude, effects and duration of the crisis cannot be predicted, and the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
CPA®:16 — Global 3/31/2010 10-Q  —  19

Financing Conditions
Since the onset of the credit crisis, lenders for both domestic and international investments typically offered loans to us at shorter maturities and subject to variable interest rates. However, we believe we are beginning to see an easing in these trends, with more willingness by lenders to offer loans to us at fixed rates of interest and with longer maturities. When we are unable to obtain fixed-rate debt, we generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing.
At March 31, 2010, our share of balloon payments that will be due during the next twelve months on debt in our unconsolidated ventures totaled $7.9 million. We and our venture partner are actively seeking to refinance this debt but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. We have no balloon payments that will be due on debt in our consolidated investments until 2012. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
During 2009, some of our tenants experienced financial difficulties that could affect us. While we do not expect to see the unusually high level of tenant defaults that we experienced during 2009, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010. Based on recent tenant activity including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 3% on an annualized basis, as compared with 2009 lease revenue. However, this projected amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. We would expect that our tenants would benefit from continued improvements in general business conditions, which should result in reduced tenant defaults in the future; however, if economic conditions deteriorate, it is likely that our tenants’ financial condition would deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process as of the date of this Report. As a result of these tenant defaults, we have currently suspended debt service on one non-recourse mortgage loan with an aggregate outstanding balance of $4.1 million, or approximately 0.3% of our aggregate outstanding non-recourse debt.
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
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first quarter of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
CPA®:16 — Global 3/31/2010 10-Q  —  20

We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to foreign currencies. Our primary foreign currency exposure is to the Euro. Investments denominated in the Euro accounted for approximately 37% and 39% of our annualized lease revenues for the first quarter of 2010 and 2009, respectively.
The following table presents the exchange rates used to translate our Euro-denominated foreign operations to U.S. dollars in our consolidated financial statements for the periods presented:

	Three months ended March 31,
	2010	2009
Average conversion rate from Euro to U.S. dollar	1.3856	1.3083

As shown in the table above, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2010 weakened by approximately 6% in comparison to the same period in 2009, resulting in a modestly positive impact on our results of operations in the current period from our Euro-denominated investments. However, the U.S. dollar has recently strengthened against the Euro, as the conversion rate at March 31, 2010 decreased approximately 6% to 1.3455 from 1.4333 at December 31, 2009. This recent strengthening had a modestly negative impact on our balance sheet at March 31, 2010. A significant decline in the value of the Euro could have a material negative impact on our future results and cash flows.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Rental income	$38,726	$35,947
Interest income from direct financing leases	6,727	6,663

	$45,453	$42,610

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three months ended March 31,
Lessee	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	8,947	8,432
Telcordia Technologies, Inc.	2,343	2,342
Tesco plc (a) (b) (c)	1,894	—
Nordic Cold Storage LLC	1,731	1,624
Berry Plastics Corporation (b)	1,697	1,660
Fraikin SAS (a)	1,410	1,395
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a) (d)	1,207	1,145
International Aluminum Corp. and United States Aluminum of Canada Ltd. (a)	1,129	1,129
The Talaria Company (Hinckley) (b) (e)	1,120	1,244
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a)	1,043	940
Huntsman International, LLC	1,006	1,006
Best Brands Corp.	997	988
Ply Gem Industries, Inc. (a)	985	959
TRW Vehicle Safety Systems Inc. (d)	892	892
Bob’s Discount Furniture, LLC	888	860
Performance Fibers GmbH (a)	841	804
Universal Technical Institute of California, Inc.	836	836
Kings Super Markets Inc.	835	835
Finisar Corporation	805	805
Dick’s Sporting Goods, Inc. (b)	784	784
Other (a) (b) (d)	14,063	13,930

	$45,453	$42,610

(a)	Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $11.0 million and $9.6 million for the three months ended March 31, 2010 and 2009, respectively.
CPA®:16 — Global 3/31/2010 10-Q  —  21

(c)	Investment was acquired in July 2009.

(d)	Tenant operates in the automotive industry. Included in “Other” are lease revenues from four additional tenants operating in the automotive industry totaling $1.8 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively.

(e)	During the second half of 2009, we entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties. In April 2010, the lease was further amended to extend the rental payment deferral period through August 2010. In connection with a potential sale of this property, during the three months ended March 31, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	31%	$8,122	$7,136
The New York Times Company (b)	27%	6,659	1,850
OBI A.G. (c)	25%	4,060	3,908
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c)	25%	3,754	3,430
Pohjola Non-life Insurance Company (c)	40%	2,210	2,120
Police Prefecture, French Government (a) (c)	50%	2,157	1,843
TietoEnator Plc (c)	40%	2,098	1,980
Schuler A.G. (c)	33%	1,595	1,520
Frontier Spinning Mills, Inc.	40%	1,118	1,109
Thales S.A. (c) (d)	35%	1,086	3,342
Actebis Peacock GmbH (c)	30%	1,008	949
Consolidated Systems, Inc.	40%	449	449
Actuant Corporation (c)	50%	446	423
Lindenmaier A.G. (c) (e)	33%	379	603

		$35,141	$30,662

(a)	Increase was due to CPI-based (or equivalent) rent increase.

(b)	We acquired our interest in this investment in March 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	The venture sold four of the five properties leased to Thales in July 2009.

(e)	Tenant operates in the automotive industry and is operating under bankruptcy protection. In April 2009, Lindenmaier A.G. filed for bankruptcy in Germany. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that expired in February 2010 and was then converted to a month-to-month lease. This interim agreement provides for substantially lower rental income than the original lease. Additionally, in April 2010 we entered into a lease agreement with a new tenant at a vacant property formerly leased to Lindenmaier, which will generate annualized lease revenues of approximately $0.3 million.
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under current authoritative accounting guidance for the consolidation of VIEs. However, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests in the entity. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro, this transaction generated property level cash flow from operations (revenues less interest expense) of $3.6 million and $2.8 million, inclusive of noncontrolling interests of $2.7 million and $2.1 million, for the three months ended March 31, 2010 and 2009, respectively.
CPA®:16 — Global 3/31/2010 10-Q  —  22

Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the three months ended March 31, 2010 as compared to the same period in 2009, lease revenues increased by $2.8 million. Lease revenues increased by $1.9 million in the current year period from an investment entered into during July 2009 and $1.1 million as a result of the positive impact of fluctuations in foreign currency exchange rates (primarily the Euro). These increases were partially offset by the impact of recent tenant activity, including lease restructurings and lease expirations.
Depreciation and Amortization
For the three months ended March 31, 2010 as compared to the same period in 2009, depreciation and amortization expense increased by $1.0 million, due primarily to investments entered into or placed into service during 2009.
Impairment Charges
During the three months ended March 31, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to Hinckley to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties.
During the three months ended March 31, 2009, we recognized an impairment charge of $16.0 million on a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non controlling interest but exercise significant influence.
For the three months ended March 31, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $1.7 million, primarily due to our investment in The New York Times transaction in March 2009, which contributed an increase of $0.9 million to income for the current year period, and scheduled rent increases on several properties, which contributed $0.7 million.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, net other expenses increased $0.4 million, primarily due to the recognition of a net loss of $0.2 million on the Hellweg 2 embedded credit derivative during the three months ended March 31, 2010 as compared to a net gain of $0.6 million on that derivative recognized during the three months ended March 31, 2009.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
For the three months ended March 31, 2010, the resulting net income attributable to CPA®:16 — Global shareholders was $6.0 million as compared to net loss of $7.6 million for the three months ended March 31, 2009.
CPA®:16 — Global 3/31/2010 10-Q  —  23

Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the three months ended March 31, 2010, we used cash flows from operating activities of $29.8 million to fund distributions to shareholders of $20.3 million. We also made scheduled mortgage principal installments of $5.1 million and paid distributions to noncontrolling interests partners of $9.2 million. We also used cash distributions from equity investments in real estate in excess of equity income of $0.4 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2010, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $2.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.3 million. We used $1.1 million to fund construction costs at a build-to-suit project and to make capital improvements on a hotel property.
Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the three months ended March 31, 2010, we received $7.7 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $5.1 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. At March 31, 2010, redemptions totaled approximately 2.6% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
For the three months ended March 31, 2010, we received requests to redeem 597,223 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at a price per share of $8.56. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
CPA®:16 — Global 3/31/2010 10-Q  —  24

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance
Fixed rate	$1,329,116	$1,385,550
Variable rate (a)	58,559	60,339

Total	$1,387,675	$1,445,889

Percent of total debt
Fixed rate	96%	96%
Variable rate (a)	4%	4%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	6.0%	6.0%

(a)	Variable rate debt at March 31, 2010 included (i) $3.9 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument, (ii) $29.0 million that is subject to an interest rate cap, but for which the effective interest rate of the cap was not in effect at March 31, 2010 and (iii) $25.7 million in mortgage obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. No interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
At March 31, 2010, our cash resources consisted of cash and cash equivalents totaling $75.9 million. Of this amount, $31.2 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $187.4 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash requirements will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage principal payments (neither we nor our venture partners have any balloon payments on our mortgage obligations until the third quarter of 2011) and funding build-to-suit and lending commitments that we currently estimate to total $12.7 million, as well as other normal recurring operating expenses.
At March 31, 2010, we had several tenants that were in various stages of the bankruptcy process. Several of these tenants have stopped making rent payments and in some cases have vacated the properties they lease from us. As a result of these tenant defaults, we have currently suspended debt service on two non-recourse mortgage loans with an aggregate outstanding balance of $13.2 million, or approximately 1.0% of our aggregate outstanding non-recourse debt. For the remaining vacant property, we anticipate that we will incur significant carrying costs during the time the property remains unoccupied.
CPA®:16 — Global 3/31/2010 10-Q  —  25

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at March 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Non-recourse debt — Principal	$1,387,675	$22,504	$82,273	$124,158	$1,158,740
Deferred acquisition fees — Principal	2,700	1,911	789	—	—
Interest on borrowings and deferred acquisition fees (a)	579,307	81,613	157,059	146,560	194,075
Subordinated disposition fees (b)	1,013	—	—	—	1,013
Build-to-suit commitments (c)	6,526	6,526	—	—	—
Lending commitments (d)	209	209	—	—	—
Operating and other lease commitments (e)	56,564	1,792	3,618	3,615	47,539

	$2,033,994	$114,555	$243,739	$274,333	$1,401,367

(a)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at March 31, 2010.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Represents remaining build-to-suit commitment for a domestic project. During April 2010, the estimated budget for this project was increased by $2.8 million. Total estimated construction costs for this project are currently projected to be $65.8 million, of which $56.5 million had been funded at March 31, 2010.

(d)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic property. During April 2010, we committed to fund additional loan proceeds of $3.2 million through the completion of this project. The total commitment for the loan is currently $19.0 million, of which $16.0 million had been funded at March 31, 2010.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $8.7 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2010. At March 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at March 31, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.3 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $98.5 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).
CPA®:16 — Global 3/31/2010 10-Q  —  26

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. All of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate shares (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at March 31, 2010	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$27,864	$25,337	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	297,517	163,283	5/2014
Actuant Corporation (a)	50%	17,114	11,228	5/2014
TietoEnator Plc (a)	40%	91,162	70,709	7/2014
The New York Times Company	27%	241,237	118,541	9/2014
Pohjola Non-life Insurance Company	40%	97,226	80,173	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	182,723	98,787	5/2015
Actebis Peacock GmbH (a)	30%	49,149	29,941	7/2015
Frontier Spinning Mills, Inc.	40%	39,494	23,224	8/2016
Consolidated Systems, Inc.	40%	16,925	11,494	11/2016
Lindenmaier A.G. (a)	33%	16,927	11,850	10/2017
OBI A.G. (a)	25%	198,021	159,990	3/2018
Police Prefecture, French Government (a)	50%	103,113	84,834	8/2020
Schuler A.G. (a)	33%	69,816	—	N/A

		$1,448,288	$889,391

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries.
We do not generally use derivative instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given recent economic conditions, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
CPA®:16 — Global 3/31/2010 10-Q  —  27

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the net fair value of our interest rate cap and interest rate swap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.3 million at March 31, 2010. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $9.2 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at March 31, 2010 (Note 7).
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the three months ended March 31, 2010, the embedded credit derivatives generated unrealized losses of $0.2 million, inclusive of noncontrolling interest of $0.1 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At March 31, 2010, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed rate debt at March 31, 2010 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at March 31, 2010 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$16,280	$24,585	$26,604	$29,666	$92,803	$1,139,178	$1,329,116	$1,203,722
Variable rate debt	$301	$406	$29,410	$417	$489	$27,536	$58,559	$58,555
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2010 by an aggregate increase of $70.5 million or an aggregate decrease of $65.7 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at March 31, 2010 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the tables above bore interest at fixed rates at March 31, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the three months ended March 31, 2010, Hellweg 2, which leases properties in Germany, contributed 20% of lease revenues, inclusive of noncontrolling interests. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.2 million and $0.4 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from consolidated subsidiaries.
CPA®:16 — Global 3/31/2010 10-Q  —  28

In January 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $6.9 million, based on the exchange rate of the Euro at March 31, 2010, and placed a floor on the exchange rate of the Euro at $1.30 and a ceiling ranging from $1.4580 to $1.4616. One of these contracts matured in April 2010 and the other contract is scheduled to mature in July 2010. The net estimated fair value of the foreign currency collars, which is included in Other assets in the consolidated financial statements, was less than $0.1 million at March 31, 2010.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.9 million, based on the exchange rate of the Euro at March 31, 2010. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010. During the three months ended March 31, 2010, we recorded a net loss of less than $0.1 million upon settlement of one of these contracts. This loss was included in Other income and (expenses) in the consolidate financial statements. The net estimated fair value of the foreign currency forward contracts, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of less than $0.1 million at March 31, 2010.
We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.3 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities
For the three months ended March 31, 2010, we issued 320,150 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $9.20 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
CPA®:16 — Global 3/31/2010 10-Q  —  29

Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
January			N/A	N/A
February			N/A	N/A
March	597,223	$8.56	N/A	N/A

Total	597,223

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 3/31/2010 10-Q  —  30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 5/14/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/14/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 — Global 3/31/2010 10-Q  —  31

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 3/31/2010 10-Q  —  32