Form 10-Q
period 2010-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2010-08-13
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 124,963,205 shares of common stock, $.001 par value, outstanding at August 6, 2010.

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
CPA®:16 — Global 6/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $392,650 and $454,311, respectively)	$1,599,832	$1,696,872
Operating real estate, at cost (inclusive of amounts attributable to VIEs of $29,219 for both periods presented	84,267	83,718
Accumulated depreciation (inclusive of amounts attributable to VIEs of $31,282 and $30,292, respectively)	(132,315)	(118,833)

Net investments in properties	1,551,784	1,661,757
Real estate under construction	73,333	61,588
Net investment in direct financing leases (inclusive of amounts attributable to VIEs of $47,928 and $52,521, respectively)	307,806	342,055
Equity investments in real estate	145,651	158,149

Net investments in real estate	2,078,574	2,223,549
Notes receivable (inclusive of amounts attributable to VIEs of $287,375 and $337,397, respectively)	316,119	362,707
Cash and cash equivalents (inclusive of amounts attributable to VIEs of $15,020 and $14,199, respectively)	68,596	83,985
Intangible assets, net (inclusive of amounts attributable to VIEs of $24,462 and $29,209, respectively)	148,224	162,432
Funds in escrow (inclusive of amounts attributable to VIEs of $10,510 and $12,339, respectively)	18,212	21,586
Other assets, net (inclusive of amounts attributable to VIEs of $6,700 and $7,908, respectively)	33,783	34,746

Total assets	$2,663,508	$2,889,005

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to VIEs of $397,998 and $463,309, respectively)	$1,334,821	$1,445,889
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to VIEs of $14,759 and $14,189, respectively)	35,351	36,290
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to VIEs of $10,522 and $12,476, respectively)	56,537	58,063
Due to affiliates	7,848	14,193
Distributions payable	20,548	20,346

Total liabilities	1,455,105	1,574,781

Redeemable noncontrolling interests	287,374	337,397

Commitments and contingencies (Note 10)
Equity:
CPA®:16 - Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 132,334,319 and 129,995,172 shares issued, respectively	132	130
Additional paid-in capital	1,195,452	1,174,230
Distributions in excess of accumulated earnings	(252,978)	(225,462)
Accumulated other comprehensive (loss) income	(25,200)	5,397

	917,406	954,295
Less, treasury stock at cost, 8,244,513 and 7,134,071 shares, respectively	(75,140)	(65,636)

Total CPA®:16 - Global shareholders’ equity	842,266	888,659

Noncontrolling interests	78,763	88,168

Total equity	921,029	976,827

Total liabilities and equity	$2,663,508	$2,889,005

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 6/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental income	$37,666	$36,820	$76,392	$72,767
Interest income from direct financing leases	6,476	6,934	13,203	13,597
Interest income on notes receivable	6,733	7,050	13,875	13,709
Other real estate income	6,555	6,153	12,508	11,770
Other operating income	740	876	1,349	1,698

	58,170	57,833	117,327	113,541

Operating Expenses
Depreciation and amortization	(11,956)	(11,436)	(24,175)	(22,677)
Property expenses	(7,437)	(8,520)	(15,695)	(16,759)
Other real estate expenses	(4,726)	(4,596)	(9,157)	(9,037)
General and administrative	(1,969)	(2,081)	(4,232)	(4,633)
Impairment charges	—	—	(8,030)	(15,984)

	(26,088)	(26,633)	(61,289)	(69,090)

Other Income and Expenses
Income from equity investments in real estate	4,504	5,329	9,285	8,393
Other interest income	108	45	130	170
Gain on extinguishment of debt	—	—	—	6,512
Other income and (expenses)	216	1,314	(525)	982
Interest expense	(19,738)	(19,264)	(39,550)	(39,067)

	(14,910)	(12,576)	(30,660)	(23,010)

Income before income taxes	17,172	18,624	25,378	21,441
Provision for income taxes	(987)	(1,044)	(1,961)	(1,337)

Income from continuing operations	16,185	17,580	23,417	20,104

Discontinued Operations
(Loss) income from operations of discontinued properties	—	(148)	98	(107)
Gain on deconsolidation of a subsidiary	—	—	7,082	—
Impairment charges	—	(5,101)	—	(5,101)

(Loss) income from discontinued operations	—	(5,249)	7,180	(5,208)

Net Income	16,185	12,331	30,597	14,896

Less: Net income attributable to noncontrolling interests	(1,885)	(1,244)	(3,892)	(5,427)
Less: Net income attributable to redeemable noncontrolling interests	(6,792)	(5,738)	(13,237)	(11,765)

Net Income (Loss) Attributable to CPA®:16 - Global Shareholders	$7,508	$5,349	$13,468	$(2,296)

Earnings (Loss) Per Share
Income from continuing operations attributable to CPA®:16 - Global shareholders	$0.06	$0.08	$0.08	$0.02
(Loss) income from discontinued operations attributable to CPA®:16 - Global shareholders	—	(0.04)	0.03	(0.04)

Net income (loss) attributable to CPA®:16 - Global shareholders	$0.06	$0.04	$0.11	$(0.02)

Weighted Average Shares Outstanding	124,211,608	122,675,513	123,912,035	122,732,345

Amounts Attributable to CPA®:16 - Global Shareholders
Income from continuing operations, net of tax	$7,508	$10,432	$9,881	$2,548
(Loss) income from discontinued operations, net of tax	—	(5,083)	3,587	(4,844)

Net income (loss)	$7,508	$5,349	$13,468	$(2,296)

Distributions Declared Per Share	$0.1656	$0.1656	$0.3312	$0.3309

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 6/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income	$16,185	$12,331	$30,597	$14,896
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(50,804)	40,022	(85,983)	(1,110)
Change in unrealized (loss) gain on derivative instruments	(774)	742	(1,836)	(357)
Change in unrealized gain (loss) on marketable securities	21	(31)	24	(28)

	(51,557)	40,733	(87,795)	(1,495)

Comprehensive (loss) income	(35,372)	53,064	(57,198)	13,401

Amounts Attributable to Noncontrolling Interests:
Net income	(1,885)	(1,244)	(3,892)	(5,427)
Foreign currency translation adjustments	4,011	(4,284)	7,161	(330)
Change in unrealized (loss) gain on derivative instruments	(6)	(31)	14	(28)

Comprehensive loss (income) attributable to noncontrolling interests	2,120	(5,559)	3,283	(5,785)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(6,792)	(5,738)	(13,237)	(11,765)
Foreign currency translation adjustments	29,354	(19,773)	50,023	1,153

Comprehensive loss (income) attributable to redeemable noncontrolling interests	22,562	(25,511)	36,786	(10,612)

Comprehensive (Loss) Income Attributable to CPA®:16 - Global Shareholders	$(10,690)	$21,994	$(17,129)	$(2,996)

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 6/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$30,597	$14,896
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	24,894	23,977
Straight-line rent adjustments and amortization of rent-related intangibles	941	1,364
Income from equity investments in real estate in excess of distributions received	(1,720)	(639)
Issuance of shares to affiliate in satisfaction of fees due	5,876	5,916
Realized (loss) gain on foreign currency transactions and other, net	(63)	760
Unrealized loss (gain) on foreign currency and derivative transactions, net	588	(1,742)
Gain on deconsolidation of a subsidiary (a)	(7,082)	—
Gain on extinguishment of debt	—	(6,512)
Impairment charges	8,030	21,085
Change in other operating assets and liabilities, net	1,071	(1,476)

Net cash provided by operating activities	63,132	57,629

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,083	5,695
Contributions to equity investments in real estate	—	(71,088)
Acquisitions of real estate and other capital expenditures	(12,413)	(17,713)
Funding/purchases of notes receivable	(3,224)	(3,159)
Release of funds held in escrow for acquisition and construction of real estate	20	6,610
Proceeds from sale of real estate	—	120
Payment of deferred acquisition fees to affiliate	(6,261)	(9,082)

Net cash used in investing activities	(19,795)	(88,617)

Cash Flows — Financing Activities
Distributions paid	(40,782)	(40,309)
Distributions paid to noncontrolling interests	(20,066)	(21,827)
Contributions from noncontrolling interests	881	2,786
Proceeds from mortgages and notes payable	36,947	29,000
Scheduled payments of mortgage principal	(10,287)	(8,738)
Prepayment of mortgages and note payable	(29,000)	(32,500)
Deferred financing costs and mortgage deposits	—	(284)
Proceeds from issuance of shares, net of costs of raising capital	15,348	16,491
Purchase of treasury stock	(9,504)	(20,409)

Net cash used in financing activities	(56,463)	(75,790)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(2,263)	(1,674)

Net decrease in cash and cash equivalents	(15,389)	(108,452)
Cash and cash equivalents, beginning of period	83,985	174,209

Cash and cash equivalents, end of period	$68,596	$65,757

(a)	See Note 12 for a description of the non-cash activity related to the deconsolidation.
See Notes to Consolidated Financial Statements.
CPA®:16 — Global 6/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2010, our portfolio was comprised of our full or partial ownership interests in 385 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we identified six entities that were deemed to be VIEs. These entities were deemed VIEs as either: the third party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price, our venture partners to the entity were not deemed to have sufficient equity at risk, a third party was deemed to have the power to direct matters that most significantly impact the entity, or a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
CPA®:16 — Global 6/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
After making the determination that these entities were VIEs, we performed an assessment as to which party would be considered the primary beneficiary of each entity and would be required to consolidate each entity’s balance sheet and results of operations. This assessment was based upon which party (i) had the power to direct activities that most significantly impact the entity’s economic performance and (ii) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate five of the VIEs. During the first quarter of 2010, the remaining VIE was deconsolidated and reclassified as an asset held for sale in connection with the property being placed into receivership (Note 12). Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in such entities.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. No acquisition costs or fees were capitalized during the three and six months ended June 30, 2010 as we did not enter into any new investments. During the six months ended June 30, 2009, we capitalized acquisition costs and fees of $3.1 million in connection with our investment activity. No such fees were capitalized during the three months ended June 30, 2009.
Information about International Geographic Areas
At June 30, 2010, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from these investments totaled $23.7 million and $24.0 million for the three months ended June 30, 2010 and 2009, respectively, and $50.0 million and $49.4 million for the six months ended June 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $858.4 million and $988.5 million at June 30, 2010 and December 31, 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect expires on September 30, 2010 but was recently renewed for an additional year pursuant to its terms. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares. We incurred base asset management fees of $3.0 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, and $5.9 million and $5.8 million for the six months ended June 30, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At June 30, 2010, the advisor owned 6,363,696 shares (5.1%) of our common stock.
CPA®:16 — Global 6/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which the investment was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 5% per year. We did not incur any current or deferred acquisition fees during the six months ended June 30, 2010. We incurred current and deferred acquisition fees of $1.7 million and $1.4 million, respectively, during the six months ended June 30, 2009. Unpaid installments of deferred acquisition fees totaled $2.7 million and $9.0 million at June 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.3 million and $9.1 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.3 million during the three and six months ended June 30, 2010. No such mortgage refinancing fees were paid during the three and six months ended June 30, 2009.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $1.0 million at both June 30, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.9 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended June 30, 2010 and 2009 and $0.4 million for each of the six month periods ended June 30, 2010 and 2009. Based on gross revenues through June 30, 2010, our current share of future minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 25% to 70%, as well as a jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
CPA®:16 — Global 6/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$320,854	$345,347
Buildings	1,278,978	1,351,525
Less: Accumulated depreciation	(124,288)	(112,385)

	$1,475,544	$1,584,487

We did not acquire real estate assets during the six months ended June 30, 2010. Fluctuations in foreign currency exchange rates had a significantly adverse impact on the carrying amount of our asset base as of June 30, 2010 as compared to December 31, 2009, representing $84.6 million of the decrease. In addition, real estate was reduced by $5.9 million in connection with the deconsolidation of a subsidiary in the first quarter of 2010 as described in Note 12.
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$8,296	$8,296
Buildings	75,971	75,422
Less: Accumulated depreciation	(8,027)	(6,448)

	$76,240	$77,270

Real Estate Under Construction
Real estate under construction represents costs incurred to date on a build-to-suit project entered into during 2008. Costs incurred on this project through June 30, 2010 totaled $73.3 million, inclusive of $6.9 million of capitalized interest.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $142.5 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $2.0 million and $2.2 million for the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $4.4 million for the six months ended June 30, 2010 and 2009, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies which we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. All of the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
CPA®:16 — Global 6/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	June 30, 2010	June 30, 2010	December 31, 2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$33,306	$33,834
The New York Times Company	27%	33,236	33,195
Schuler A.G. (a) (b)	33%	20,506	23,469
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	16,931	18,934
TietoEnator Plc (a)	40%	7,089	8,488
Police Prefecture, French Government (a)	50%	6,801	8,268
Frontier Spinning Mills, Inc.	40%	6,246	6,077
Pohjola Non-life Insurance Company (a)	40%	5,703	6,632
Actebis Peacock GmbH (a)	30%	4,917	5,644
OBI A.G. (a) (c)	25%	4,302	6,794
Actuant Corporation (a)	50%	2,485	2,758
Consolidated Systems, Inc. (b)	40%	2,113	2,131
Barth Europa Transporte e.K/ Lindenmaier A.G. (a)	33%	1,351	1,569
Thales S.A. (a)	35%	665	356

		$145,651	$158,149

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	Carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.
As discussed in Note 2, we adopted the FASB’s amended guidance on the consolidation of VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interest in The New York Times Company venture using the equity method of accounting. Carrying amounts related to this VIE are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to this VIE is limited to the equity we have in the VIE. We have not provided financial or other support to this VIE, and there are no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in this entity.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2010	December 31, 2009
Assets	$1,364,673	$1,504,375
Liabilities	(900,943)	(1,003,311)

Partners’/members’ equity	$463,730	$501,064

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$34,464	$36,602	$70,494	$68,775
Expenses	(20,257)	(21,876)	(41,354)	(42,223)

Net income	$14,207	$14,726	$29,140	$26,552

We recognized income from equity investments in real estate of $4.5 million and $5.3 million for the three months ended June 30, 2010 and 2009, respectively, and $9.3 million and $8.4 million for the six months ended June 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
CPA®:16 — Global 6/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
Equity Investment in Direct Financing Lease Acquired

In March 2009, an entity in which we, our advisor and another affiliate, CPA®:17 — Global, hold 27.25%, 17.75% and 55% interests, respectively, completed a net lease financing transaction with respect to a leasehold condominium interest, encompassing approximately 750,000 rentable square feet, in the office headquarters of The New York Times Company for approximately $233.7 million, inclusive of acquisition fees payable to the advisor. Our share of the purchase price was approximately $64.2 million, which we funded with existing cash resources. We account for this investment under the equity method of accounting as we do not have a controlling interest in the entity but exercise significant influence over it. In connection with this investment, which was deemed to be a real estate asset acquisition under current accounting guidance, the venture capitalized acquisition-related costs and fees totaling $8.7 million, of which our share was $2.9 million. In August 2009, the venture obtained mortgage financing on the New York Times property of $119.8 million at an annual interest rate of LIBOR plus 4.75% that has been capped at 8.75% through the use of an interest rate cap and a term of five years.
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
Items Measured at Fair Value on a Recurring Basis

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$18,264	$18,264	$—	$—
Other securities	1,714	—	—	1,714
Derivative assets	2,882	—	265	2,617

	$22,860	$18,264	$265	$4,331

Liabilities:
Derivative liabilities	$(455)	$—	$(455)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,261	$49,261	$—	$—
Other securities	1,851	—	—	1,851
Derivative assets	2,228	—	50	2,178

	$53,340	$49,261	$50	$4,029

Liabilities:
Derivative liabilities	$(380)	$—	$(380)	$—

CPA®:16 — Global 6/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three months ended June 30, 2010			Three months ended June 30, 2009
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,775	$1,974	$3,749	$2,119	$3,494	$5,613
Total gains or losses (realized and unrealized):
Included in earnings	—	792	792	—	703	703
Included in other comprehensive income (loss)	21	(149)	(128)	(32)	176	144
Amortization and accretion	(82)	—	(82)	(79)	—	(79)

Ending balance	$1,714	$2,617	$4,331	$2,008	$4,373	$6,381

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$792	$792	$—	$703	$703

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six months ended June 30, 2010			Six months ended June 30, 2009
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,851	$2,178	$4,029	$2,192	$2,973	$5,165
Total gains or losses (realized and unrealized):
Included in earnings	—	641	641	—	1,350	1,350
Included in other comprehensive income	24	(202)	(178)	(29)	50	21
Amortization and accretion	(161)	—	(161)	(155)	—	(155)

Ending balance	$1,714	$2,617	$4,331	$2,008	$4,373	$6,381

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$641	$641	$—	$1,350	$1,350

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,334,821	$1,254,569	$1,445,889	$1,286,300
Notes receivable	316,119	315,850	362,707	363,389
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis

We perform a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and six months ended June 30, 2010 and 2009 based on market conditions and assumptions at June 30, 2010 and 2009. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:16 — Global 6/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
The following tables present information about our nonfinancial assets and liabilities that were measured on a fair value basis for the three and six months ended June 30, 2010 and 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended June 30, 2010		Three months ended June 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$—	$—	$1,376	$4,599
Intangible assets	—	—	150	502

	$—	$—	$1,526	$5,101

	Six months ended June 30, 2010		Six months ended June 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$17,295	$2,835	$13,835	$19,550
Net investments in direct financing leases	31,705	5,195	—	—
Intangible assets	—	—	1,042	1,572

	$49,000	$8,030	$14,877	$21,122

Liabilities:	$—	$—	$(31)	$(37)

Intangible liabilities	$—	$—	$(31)	$(37)

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
Foreign Currency Exchange

We are exposed to foreign currency exchange rate movements, primarily in the Euro and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:16 — Global 6/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
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
The following table sets forth certain information regarding our derivative instruments at June 30, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as Hedging	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Instruments	Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Foreign exchange collar contracts	Other assets	180	—	—	—
Foreign exchange contracts	Other assets (liabilities)	80	—	—	(143)
Interest rate swaps	Other liabilities	—	—	(455)	(237)

		260	—	(455)	(380)

Derivatives not Designated as Hedging Instruments
Embedded credit derivatives	Other assets	1,483	963	—	—
Stock warrants	Other assets	1,134	1,215	—	—
Interest rate caps	Other assets	5	50	—	—

		2,622	2,228	—	—

Total derivatives		$2,882	$2,228	$(455)	$(380)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss)		Amount of Gain
	Recognized in OCI on Derivatives		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
	Three months ended June 30,		Three months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate caps (a) (b)	$12	$61	$—	$—
Interest rate swaps (a)	(169)	227	—	—
Foreign currency forward contracts (a) (c)	100	(160)	39	—
Foreign currency collars (a) (c)	144	—	—	—

Total	$87	$128	$39	$—

	Amount of Gain (Loss)		Amount of Gain
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
	Six months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate caps (a) (b)	$(26)	$57	$—	$—
Interest rate swaps (a)	(219)	262	—	—
Foreign currency forward contracts (a) (c)	223	(142)	29	27
Foreign currency collars (a) (c)	180	—	—	—

Total	$158	$177	$29	$27

(a)	During the three and six months ended June 30, 2010 and 2009, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Includes loss (gain) attributable to noncontrolling interests totaling less than $0.1 million for both the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2010 and 2009.

(c)	(Losses) gains reclassified from OCI into income for contracts that have settled are included in Other income and (expenses).
CPA®:16 — Global 6/30/2010 10-Q — 14

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Embedded credit derivatives (a)	Other income and (expenses)	$928	$446	$722	$1,094
Stock warrants	Other income and (expenses)	(135)	257	(81)	256

Total		$793	$703	$641	$1,350

(a)	Includes gains attributable to noncontrolling interests totaling $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2010 and 2009, respectively.
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
The interest rate swap derivative instrument that we had outstanding at June 30, 2010 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

					Effective
		Notional			Interest	Effective	Expiration	Fair Value at
	Type	Amount	Cap Rate	Spread	Rate	Date	Date	June 30, 2010
1-Month LIBOR	“Pay-fixed” swap	$3,844	N/A	N/A	6.7%	2/2008	2/2018	$(455)

The interest rate swap and interest rate cap derivative instruments that our unconsolidated ventures had outstanding at June 30, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value at
	June 30, 2010	Type	Amount	Cap Rate	Spread	Rate	Date	Date	June 30, 2010
3-Month LIBOR	25.0%	“Pay-fixed” swap	$144,495	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/1/2016	$(12,322)
3-Month LIBOR	27.3%	Interest rate cap	117,920	4.0%	4.8%	N/A	8/2009	8/2014	853

									$(11,469)

CPA®:16 — Global 6/30/2010 10-Q — 15

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
In May 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $5.7 million, based on the exchange rate of the Euro at June 30, 2010, and placed a floor on the exchange rate of the Euro at $1.15 and a ceiling ranging from $1.2925 to $1.2965. These contracts settle in October 2010 and January 2011.
In January 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $6.2 million, based on the exchange rate of the Euro at June 30, 2010, and placed a floor on the exchange rate of the Euro at $1.30 and a ceiling ranging from $1.4580 to $1.4616. One of these contracts settled in April 2010 and the other contract settled in July 2010.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.5 million, based on the exchange rate of the Euro at June 30, 2010. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
Embedded Credit Derivatives

In connection with our April 2007 investment in a portfolio of German properties through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component of the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives.
Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other

Amounts reported in OCI related to the interest rate derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At June 30, 2010, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
We have agreements with some of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.5 million and $0.4 million at June 30, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $0.3 million or $0.4 million, respectively.
Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages in the paragraph below represent 100% of our consolidated ownership in these properties and do not include the pro rata shares of our equity investments.
CPA®:16 — Global 6/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
At June 30, 2010, 60% of our directly-owned real estate properties were located in the U.S., with the majority of our directly-owned international properties located in the European Union (37%), with Germany (24%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the second quarter of 2010. Within our German investments, one tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG, represented 19% of lease revenue for the six months ended June 30, 2010, inclusive of noncontrolling interest. At June 30, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: industrial (45%), warehouse/distribution (20%), retail (18%) and office (13%); and in the following tenant industries: retail (25%) and chemicals, plastics, rubber and glass (10%).
Many companies in automotive related industries (manufacturing, parts, services, etc.) have experienced financial difficulties for several years. At June 30, 2010, we had seven tenants in automotive related industries, one of which was operating under bankruptcy protection. These seven tenants accounted for lease revenues, inclusive of noncontrolling interests, of $3.5 million and $3.9 million for the three months ended June 30, 2010 and 2009, respectively, and $7.4 million and $7.6 million for the six months ended June 30, 2010 and 2009, respectively. For our equity investments in real estate, we recognized losses of less than $0.1 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively, and less than $0.1 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively, with respect to these tenants. These investments had an aggregate carrying value of $135.4 million and $146.1 million at June 30, 2010 and December 31, 2009, respectively. Based on their carrying values at June 30, 2010, 53% of these investments were international (in the European Union, Canada and Mexico).
Note 8. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 - Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,046,605	$959,896	$86,709
Shares issued	22,407	22,407	—
Contributions	2,786	—	2,786
Net income (loss)	3,131	(2,296)	5,427
Distributions	(49,240)	(40,401)	(8,839)
Change in other comprehensive income (loss)	(342)	(700)	358
Shares repurchased	(20,409)	(20,409)	—

Balance at June 30, 2009	$1,004,938	$918,497	$86,441

		CPA®:16 - Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	976,827	888,659	88,168
Shares issued	21,224	21,224	—
Contributions	881	—	881
Net income	17,360	13,468	3,892
Distributions	(47,987)	(40,984)	(7,003)
Change in other comprehensive income (loss)	(37,772)	(30,597)	(7,175)
Shares repurchased	(9,504)	(9,504)	—

Balance at June 30, 2010	$921,029	$842,266	$78,763

CPA®:16 — Global 6/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
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

	2010	2009
Balance at January 1,	$337,397	$331,841
Foreign currency translation adjustment	(50,023)	(1,153)

Balance at June 30,	$287,374	$330,688

The average rate for the U.S. dollar in relation to the Euro during the first six months of 2010 was relatively unchanged in comparison to the same period in 2009. However, the U.S. dollar has strengthened against the Euro, as the conversion rate at June 30, 2010 decreased 15% to 1.2208 from 1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at June 30, 2010 as compared to our balance sheet at December 31, 2009, including the redeemable noncontrolling interest described above.
Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net investments in properties	$—	$—	$2,835	$15,984
Net investment in direct financing leases	—	—	5,195	—

Total impairment charges included in income from continuing operations	$—	$—	$8,030	$15,984

Impairment charges included in discontinued operations	—	5,101	—	5,101

Total impairment charges	$—	$5,101	$8,030	$21,085

During the first quarter of 2010, we recognized impairment charges of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property. At June 30, 2010, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
In the first quarter of 2009, we recognized an impairment charge of $16.0 million on a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At March 31, 2009, this property was classified as Net investments in properties in the consolidated financial statements. In the second quarter of 2009, we recognized an impairment charge of $5.1 million related to a domestic property formerly leased to MetalsAmerica, Inc., which filed for bankruptcy in July 2009. We reduced the property’s carrying value to its estimated selling price and sold the property in August 2009. The results of operations of this property, including the impairment charge, are included in (Loss) income from discontinued operations in the consolidated financial statements.
Note 10. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
CPA®:16 — Global 6/30/2010 10-Q — 18

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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.3 million, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries own hotels that are managed on our behalf by third party hotel management companies. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries has operated at a loss since inception, and as a result, we have recorded a full valuation allowance for this subsidiary’s net operating loss carryforwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In January 2010, a consolidated subsidiary consented to a court order appointing a receiver following an event of a default by us on a non-recourse debt obligation collateralized by a property that was previously leased to Goertz & Schiele Corp. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us, and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009, and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We believe that the fair value of our retained interest in this deconsolidated entity is zero at June 30, 2010. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations.
CPA®:16 — Global 6/30/2010 10-Q — 19

Notes to Consolidated Financial Statements
Additionally, the results of discontinued operations below include two properties that were held for sale at June 30, 2009 and were subsequently sold in the third quarter of 2009. These results also include an impairment charge recorded during the second quarter of 2009 on one of these properties.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$—	$1,677	$348	$3,383
Expenses	—	(1,825)	(250)	(3,490)
Gain on deconsolidation of a subsidiary	—	—	7,082	—
Impairment charges	—	(5,101)	—	(5,101)

(Loss) Income from discontinued operations	$—	$(5,249)	$7,180	$(5,208)

CPA®:16 — Global 6/30/2010 10-Q — 20

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
Business Overview
We are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues	$58,170	$57,833	$117,327	$113,541
Net income (loss) attributable to CPA®:16 — Global shareholders	7,508	5,349	13,468	(2,296)
Cash flow from operating activities			63,132	57,629

Distributions paid	20,437	20,169	40,782	40,309

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$19,570	$23,320	$39,465	$40,191
Adjusted cash flow from operating activities			57,053	55,573
We consider the performance metrics listed above, including certain non-GAAP metrics such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenue increased during the three and six months ended June 30, 2010 as compared to the same periods in 2009, primarily due to revenue earned on the July 2009 Tesco investment, partially offset by the impact of recent lease restructurings.
Net income attributable to CPA®:16 — Global shareholders in the six months ended June 30, 2010 reflected higher lease revenue and a reduction in the level of impairment charges recognized during 2010 as compared to the same period in 2009. During the six months ended June 30, 2010, we recognized an impairment charge of $8.0 million, while for the same period in 2009 we recognized impairment charges of $21.1 million.
Cash flow from operating activities in the six months ended June 30, 2010 benefited from the additional revenues generated from our investment activity during 2009.
Our quarterly cash distribution remained at $0.1656 per share for the second quarter of 2010, which equates to $0.66 per share on an annualized basis.
Our AFFO for the three months ended June 30, 2010 as compared to the same period in 2009 decreased by $3.7 million, primarily as a result of the decrease in income from equity investments in real estate. For the six months ended June 30, 2010 as compared to the same period in 2009, AFFO decreased by $0.7 million.
Our Adjusted cash flow from operating activities for the six months ended June 30, 2010 increased as compared to the same period in 2009, reflecting increased cash flow generated as a result of 2009 investment activity.
CPA®:16 — Global 6/30/2010 10-Q — 21

Changes in Management

Gordon F. DuGan resigned as Chief Executive Officer and as a member of our board of directors effective July 6, 2010. Trevor P. Bond became interim Chief Executive Officer effective July 6, 2010. Mr. Bond has served as a director of the advisor since April 2007 and served as a director of several of the other CPA® REIT programs between 2005 and 2007. Mr. Bond will also serve as interim Chief Executive Officer for our advisor, as well as for CPA®:14, CPA®:15 and CPA®:17 — Global.
Also effective July 6, 2010, Mark J. DeCesaris became our Chief Financial Officer. Mr. DeCesaris had served as our acting Chief Financial Officer since November 2005. Mr. DeCesaris will also serve as Chief Financial Officer for our advisor, as well as for CPA®:14, CPA®:15 and CPA®:17 — Global.
Effective as of July 22, 2010, Marshall E. Blume resigned from our board of directors and all committees thereof of which he was a member. Mr. Blume will remain an independent director of CPA®:15 and CPA®:17 — Global.
Current Trends
General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
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
During 2008 and 2009, we experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for the first half of 2010 reflects an improvement from the unusually high level of tenant defaults that we experienced during 2008 and 2009.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. We have recently observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however; it is possible that additional tenants may file for bankruptcy or default on their leases during 2010 and that economic conditions may again deteriorate.
To mitigate these risks, we have looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates

We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 34% of our annualized lease revenues for both the first six months of 2010 and 2009, respectively. The average rate for the U.S. dollar in relation to the Euro during the first six months of 2010 was relatively unchanged in comparison to the same period in 2009. However, the U.S. dollar has strengthened against the Euro, as the conversion rate at June 30, 2010 decreased 15% to 1.2208 from 1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at June 30, 2010 as compared to our balance sheet at December 31, 2009. A significant decline in the value of the Euro could have a material negative impact on our future results, financial position and cash flows.
CPA®:16 — Global 6/30/2010 10-Q — 22

Capital Markets

We have recently seen a gradual improvement in capital market conditions. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ conservative underwriting standards. We have seen commercial real estate capitalization rates decline from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit.
Financing Conditions

We have recently seen a gradual improvement in both the credit and real estate financing markets. During the first half of 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. When we obtain variable-rate debt, we generally attempt to implement interest rate caps or swaps to mitigate the impact of variable-rate financing.
Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macroeconomic factors, including but not limited to growth in gross domestic product, or GDP, unemployment, interest rates, inflation, and demographics. Since the beginning of the current credit crisis, these macro-economic factors have negatively impacted commercial real estate fundamentals resulting in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values, there is still general uncertainty surrounding commercial real estate fundamentals and property valuations. We are chiefly affected by changes in estimated net asset values of our properties, inflation, lease expirations, tenant defaults and occupancy rates.
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
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $9.20, a 6.1% decline from our December 31, 2008 estimated net asset value per share of $9.80. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $9.20 per share, particularly given recent market volatility.
Inflation

Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first half of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy

At June 30, 2010, we had no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property.
Our occupancy remained at 99% at both December 31, 2009 and June 30, 2010. Based on tenant activity during 2009 and the first half of 2010, including lease amendments and early lease renewals and lease rejections in bankruptcy court, we expect that 2010 annualized contractual lease revenue will decrease by approximately 3% on an annualized basis, as compared with 2009 annualized contractual lease revenue. This amount may fluctuate based on additional tenant activity and changes in economic conditions, both of which are outside of our control.
CPA®:16 — Global 6/30/2010 10-Q — 23

Proposed Accounting Changes

The International Accounting Standards Board and FASB are nearing the issuance of an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Rental income	$76,392	$72,767
Interest income from direct financing leases	13,203	13,597

	$89,595	$86,364

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six months ended June 30,
Lessee	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	17,216	17,140
Telcordia Technologies, Inc.	4,803	4,659
Tesco plc (a) (b) (c)	3,620	—
Nordic Cold Storage LLC	3,443	3,349
Berry Plastics Corporation (b)	3,413	3,320
Fraikin SAS (a)	2,691	2,845
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a) (d)	2,406	2,311
The Talaria Company (Hinckley) (b) (e)	2,284	2,524
International Aluminum Corp. and United States Aluminum of Canada Ltd. (a)	2,248	2,246
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a)	2,099	1,887
Huntsman International, LLC	2,002	2,003
Best Brands Corp.	1,996	1,980
Ply Gem Industries, Inc. (a)	1,959	1,914
Bob’s Discount Furniture, LLC	1,814	1,759
TRW Vehicle Safety Systems Inc. (d)	1,784	1,784
Kings Super Markets Inc.	1,732	1,708
Universal Technical Institute of California, Inc.	1,700	1,700
Finisar Corporation	1,644	1,644
Performance Fibers GmbH (a)	1,611	1,638
Dick’s Sporting Goods, Inc. (b)	1,562	1,562
Other (a) (b) (d)	27,568	28,391

	$89,595	$86,364

(a)	Amounts are subject to fluctuations in foreign currency exchange rates.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and include revenues applicable to noncontrolling interests totaling $21.2 million and $19.5 million for the six months ended June 30, 2010 and 2009, respectively.

(c)	This investment was acquired in July 2009.

(d)	This tenant operates in the automotive industry. Included in “Other” are lease revenues from four additional tenants operating in the automotive industry totaling $3.2 million and $3.5 million for the six months ended June 30, 2010 and 2009, respectively, inclusive of amounts attributable to noncontrolling interests of $0.3 million and $0.4 million, respectively.

(e)	During the second half of 2009, we entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties. In April 2010, the lease was further amended to extend the rental payment deferral period through August 2010. In connection with a potential sale of this property, during the first quarter of 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million.
CPA®:16 — Global 6/30/2010 10-Q — 24

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Six months ended June 30,
Lessee	June 30, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	31%	$16,154	$14,258
The New York Times Company (b)	27%	13,285	8,401
OBI A.G. (c)	25%	8,034	8,031
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	25%	7,174	7,072
Pohjola Non-life Insurance Company (c)	40%	4,339	4,424
Police Prefecture, French Government (a) (c)	50%	4,143	3,761
TietoEnator Plc (c)	40%	4,097	4,111
Schuler A.G. (c)	33%	3,081	3,121
Frontier Spinning Mills, Inc.	40%	2,235	2,230
Thales S.A. (c) (d)	35%	2,087	6,848
Actebis Peacock GmbH (c)	30%	1,979	1,981
Consolidated Systems, Inc.	40%	911	911
Actuant Corporation (c)	50%	872	884
Barth Europa Transporte e.K/ Lindenmaier A.G. (c) (e)	33%	612	1,256

		$69,003	$67,289

(a)	The increase was due to a CPI-based (or equivalent) rent increase.

(b)	We acquired our interest in this investment in March 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	The venture sold four of the five properties leased to Thales in July 2009.

(e)	Lindenmaier operates in the automotive industry and has been operating under bankruptcy protection since April 2009. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income. In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier, which will generate annualized lease revenues of approximately $0.3 million.
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under current authoritative accounting guidance for the consolidation of VIEs. However, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests in the entity. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro, this transaction generated property level cash flow from operations (revenues less interest expense) of $7.0 million and $6.0 million, inclusive of noncontrolling interests of $5.1 million and $4.4 million, for the six months ended June 30, 2010 and 2009, respectively.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe.
CPA®:16 — Global 6/30/2010 10-Q — 25

For the three and six months ended June 30, 2010 as compared to the same periods in 2009, lease revenues increased by $0.4 million and $3.2 million, respectively. Lease revenue from the July 2009 Tesco investment contributed $1.6 million and $3.3 million of the increase, respectively, while scheduled rent increases contributed $0.6 million and $0.9 million, respectively. These increases were partially offset by the impact of recent tenant activity, primarily lease restructurings, of $0.5 million and $1.0 million, respectively. Additionally, lease revenues in the second quarter of 2010 were negatively impacted by fluctuations in foreign currency exchange rates (primarily the Euro) of $0.9 million. Fluctuations in foreign currency exchange rates did not have a significant impact on the comparable year-to-date periods.
Depreciation and Amortization
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, depreciation and amortization expense increased by $0.5 million and $1.5 million, respectively, due primarily to depreciation/amortization on the July 2009 Tesco investment of $0.8 million and $1.7 million, respectively, partially offset by the impact of the full amortization of certain intangible assets..
Property Expenses
For each of the three and six months ended June 30, 2010 as compared to the same periods in 2009, property expenses decreased by $1.1 million, primarily due to a decrease in uncollected rent expense related to certain tenants who are no longer experiencing financial difficulties.
Impairment Charges
During the six months ended June 30, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to Hinckley to reduce the carrying value of this investment to its estimated fair value in connection with a potential sale.
During the six months ended June 30, 2009, we recognized an impairment charge of $16.0 million on a property leased to Foss Manufacturing Company, LLC to reduce the carrying value of this investment to its estimated fair value in connection with a significant deterioration in the tenant’s financial outlook. See “Discontinued Operations” below for impairment charges recognized on assets sold or held for sale during the three and six months ended June 30, 2009.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate decreased by $0.8 million, primarily due to the sale of four properties, which decreased our income by a total of $0.9 million as compared to the prior year period.
For the six months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $0.9 million. This increase was primarily due to our investment in The New York Times transaction in March 2009, which contributed additional income of $1.3 million for the six months ended 2010 as compared to the prior year period.
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
For the three months ended June 30, 2010 as compared to the same period in 2009, net other income decreased by $1.1 million primarily as a result of an increase in net unrealized losses on foreign currency transactions of $1.4 million due to the relative strengthening of the U.S. dollar during the current year period as compared with the same period in 2009.
For the six months ended June 30, 2010, we recognized net other expenses of $0.5 million as compared to net other income of $1.0 million recognized for the six months ended June 30, 2009. This fluctuation is primarily a result of net unrealized losses on foreign currency transactions of $1.2 million recognized during the six months ended June 30, 2010 as compared to net unrealized gains of $0.4 million recognized during the comparable prior year period.
CPA®:16 — Global 6/30/2010 10-Q — 26

Discontinued Operations
For the six months ended June 30, 2010, we recognized income from discontinued operations of $7.2 million, primarily due to the recognition of a $7.1 million gain on the deconsolidation of a subsidiary recognized during the first quarter of 2010.
For each of the three and six months ended June 30, 2009, we recognized a loss from discontinued operations of $5.2 million primarily due to a $5.1 million impairment charge recognized in the second quarter of 2009 on MetalsAmerica, Inc. We reduced the property’s carrying value to its estimated selling price and sold the property in August 2009.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
For the three and six months ended June 30, 2010, the resulting net income attributable to CPA®:16 — Global shareholders was $7.5 million and $13.5 million, respectively, as compared to net income of $5.3 million and net loss of $2.3 million for the three and six months ended June 30, 2009, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three months ended June 30, 2010 as compared to the same period in 2009, AFFO decreased by $3.7 million, primarily as a result of the decrease in income from equity investments in real estate. For the six months ended June 30, 2010 as compared to the same period in 2009, AFFO decreased by $0.7 million. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:16 — Global shareholders, see the section that follows entitled Supplemental Financial Measures.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2010, we used cash flows from operating activities of $63.1 million primarily to fund distributions to shareholders of $40.8 million. We also made scheduled mortgage principal installments of $10.3 million and paid distributions to noncontrolling interests partners of $20.1 million. We also used cash distributions received from equity investments in real estate in excess of equity income of $2.1 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2010, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $5.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. We used $12.4 million to fund construction costs for a build-to-suit project and to make capital improvements on a hotel property. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.3 million. We also used $3.2 million to provide financing to the developer of a domestic build-to-suit project.
CPA®:16 — Global 6/30/2010 10-Q — 27

Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the six months ended June 30, 2010, we used $29.0 million to prepay a non-recourse mortgage with a variable interest rate, which we refinanced and concurrently obtained new non-recourse debt of $29.0 million with a fixed interest rate and term of ten years. We also obtained mortgage financing of $7.9 million on an international property for a term of 10 years. Also, we used $9.5 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below. We received $15.3 million as a result of issuing shares through our distribution reinvestment and stock purchase plan.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. At June 30, 2010, redemptions totaled approximately 2.2% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
For the six months ended June 30, 2010, we received requests to redeem 1,110,442 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.56. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the six months ended June 30, 2010 was $57.1 million, an increase of $1.5 million over the prior year period. This increase was primarily driven by the impact of investments entered into during 2009. Adjusted cash flow from operating activities is a non-GAAP liquidity measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see the section that follows entitled Supplemental Financial Measures.
CPA®:16 — Global 6/30/2010 10-Q — 28

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	June 30, 2010	December 31, 2009
Balance
Fixed rate	$1,299,588	$1,385,550
Variable rate (a)	35,233	60,339

Total	$1,334,821	$1,445,889

Percent of total debt
Fixed rate	97%	96%
Variable rate (a)	3%	4%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.6%	6.0%

(a)	Variable rate debt at June 30, 2010 included (i) $3.8 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument and (ii) $31.4 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. At June 30, 2010, we have one non-recourse mortgage loan obligation with an interest reset feature that is scheduled to reset to 5.32% in the first quarter of 2011. No other interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
At June 30, 2010, our cash resources consisted of cash and cash equivalents totaling $68.6 million. Of this amount, $40.4 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $181.2 million. However, given the recent volatility in the commercial real estate financing markets, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash requirements will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments of $23.0 million (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until the third quarter of 2011) and funding build-to-suit and lending commitments that we currently estimate to total $8.1 million, as well as other normal recurring operating expenses.
At June 30, 2010, we had two tenants that were in various stages of the bankruptcy process. One of these tenants has stopped making rent payments and has vacated the property they lease from us. As a result of this default, we have currently suspended debt service on the associated non-recourse mortgage loan with an aggregate outstanding balance of $4.1 million, or less than 1% of our aggregate outstanding non-recourse debt. We anticipate that we will incur significant carrying costs during the time the property remains unoccupied.
CPA®:16 — Global 6/30/2010 10-Q — 29

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1–3 years	3–5 years	5 years
Non-recourse debt — Principal (a)	$1,332,620	$22,989	$53,954	$200,031	$1,055,646
Deferred acquisition fees — Principal	2,700	1,911	789	—	—
Interest on borrowings and deferred acquisition fees (b)	556,312	78,903	152,838	142,543	182,028
Subordinated disposition fees (c)	1,013	—	—	—	1,013
Build-to-suit commitments (d)	7,171	7,171	—	—	—
Lending commitments (e)	977	977	—	—	—
Operating and other lease commitments (f)	52,895	1,711	3,460	3,449	44,275

	$1,953,688	$113,662	$211,041	$346,023	$1,282,962

(a)	Excludes $2.2 million of unamortized discount on a non-recourse loan which we purchased back from the lender.

(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at June 30, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Represents remaining build-to-suit commitment. Total estimated construction costs for this project are currently projected to be $70.8 million, of which $63.6 million had been funded at June 30, 2010.

(e)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic property. The total commitment for the loan is $19.0 million, of which $18.0 million had been funded at June 30, 2010.

(f)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $7.9 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2010. At June 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.2 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $90.4 million (inclusive of noncontrolling interests and of both our existing investment and the amount to fund our future commitment).
CPA®:16 — Global 6/30/2010 10-Q — 30

We have investments in unconsolidated ventures that generally own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate shares (dollars in thousands):

	Ownership Interest		Total Third
Lessee	June 30, 2010	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$25,458	$22,573	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	295,337	162,279	5/2014
Actuant Corporation (a)	50%	15,572	10,124	5/2014
TietoEnator Plc (a)	40%	83,475	63,763	7/2014
The New York Times Company	27%	240,789	117,920	9/2014
Pohjola Non-life Insurance Company (a)	40%	88,394	72,466	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	166,288	88,790	5/2015
Actebis Peacock GmbH (a)	30%	44,529	27,048	7/2015
Frontier Spinning Mills, Inc.	40%	39,029	23,146	8/2016
Consolidated Systems, Inc.	40%	16,869	11,454	11/2016
Barth Europa Transporte e.K/ Lindenmaier A.G. (a)	33%	15,337	10,724	10/2017
OBI A.G. (a)	25%	177,664	144,495	3/2018
Police Prefecture, French Government (a)	50%	92,408	76,773	8/2020
Schuler A.G. (a)	33%	63,524	—	N/A

		$1,364,673	$831,555

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at June 30, 2010.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain supplemental measures that are not defined by GAAP (“non-GAAP measures”) in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations, (“FFO”), is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items, however FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses on extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:16 — Global 6/30/2010 10-Q — 31

FFO and AFFO for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss) attributable to CPA®:16 - Global shareholders	$7,508	$5,349	$13,468	$(2,296)
Adjustments:
Depreciation and amortization of real property	11,941	11,766	24,067	23,381
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	1,800	2,345	3,761	4,573
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(9,050)	(6,905)	(5,028)	(4,653)

Total adjustments	4,691	7,206	22,800	23,301

FFO — as defined by NAREIT	12,199	12,555	36,268	21,005

Adjustments:
Gain on deconsolidation of subsidiary	—	—	(7,082)	—
Gain on extinguishment of debt	—	—	—	(6,512)
Other depreciation, amortization and non-cash charges	(629)	(1,304)	(81)	(1,742)
Straight-line and other rent adjustments	357	1,019	694	1,364
Impairment charges	—	5,101	8,030	21,085
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	1	1	1	(122)
Straight-line and other rent adjustments	(37)	38	(151)	84
Impairment charges	—	987	—	987
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	7,679	4,923	1,786	4,042

Total adjustments	7,371	10,765	3,197	19,186

AFFO	$19,570	$23,320	$39,465	$40,191

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operations as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
CPA®:16 — Global 6/30/2010 10-Q — 32

Adjusted cash flow from operating activities for the six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Six months ended June 30,
	2010	2009
Cash flow provided by operating activities	$63,132	$57,629
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,084	4,708
Distributions paid to noncontrolling interests, net	(6,121)	(8,440)
Changes in working capital	(2,042)	1,676

Adjusted cash flow from operating activities	$57,053	$55,573

Distributions declared	$41,040	$40,612

While we believe our FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO and AFFO, Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the net fair value of our interest rate cap and interest rate swap, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.5 million at June 30, 2010. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $11.5 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at June 30, 2010 (Note 7).
CPA®:16 — Global 6/30/2010 10-Q — 33

In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the six months ended June 30, 2010, the embedded credit derivatives generated unrealized gains of $0.7 million, inclusive of noncontrolling interest of $0.5 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2010, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed rate debt at June 30, 2010 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at June 30, 2010 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$10,948	$24,416	$26,412	$29,378	$88,296	$1,120,138	$1,299,588	$1,219,341
Variable rate debt	$267	$579	$665	$712	$798	$32,212	$35,233	$35,228
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2010 by an aggregate increase of $69.7 million or an aggregate decrease of $65.0 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the table above bore interest at fixed rates at June 30, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and, to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the six months ended June 30, 2010, Hellweg 2, which leases properties in Germany, contributed 19% of lease revenues, inclusive of noncontrolling interests. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2010, we recognized net realized and unrealized foreign currency transaction losses of $0.5 million and $1.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The net estimated fair value of our foreign currency collars and forwards, which are included in Other assets in the consolidated financial statements, was $0.3 million at June 30, 2010.
We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.1 million.
CPA®:16 — Global 6/30/2010 10-Q — 34

Item 4. Controls and Procedures
Disclosure Controls and Procedures Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our interim chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities
For the three months ended June 30, 2010, we issued 318,563 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $9.20 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
CPA®:16 — Global 6/30/2010 10-Q — 35

Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April			N/A	N/A
May			N/A	N/A
June	533,218	$8.56	N/A	N/A

Total	533,218

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In December 2003, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 6/30/2010 10-Q — 36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 8/13/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 8/13/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:16 — Global 6/30/2010 10-Q — 37

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 6/30/2010 10-Q — 38