Form 10-Q
period 2010-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2010-11-12
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 125,751,751 shares of common stock, $.001 par value, outstanding at November 5, 2010.

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
CPA®:16 — Global 9/30/2010 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $438,587 and $454,311, respectively)	$1,749,039	$1,696,872
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 for both periods presented	84,576	83,718
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $37,128 and $30,292, respectively)	(146,607)	(118,833)

Net investments in properties	1,687,008	1,661,757
Real estate under construction	—	61,588
Net investment in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $50,587 and $52,521, respectively)	324,398	342,055
Equity investments in real estate	150,070	158,149

Net investments in real estate	2,161,476	2,223,549
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $320,425 and $337,397, respectively)	351,793	362,707
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $17,031 and $14,199, respectively)	61,563	83,985
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $26,939 and $29,209, respectively)	153,110	162,432
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $10,056 and $12,339, respectively)	18,333	21,586
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,520 and $7,908, respectively)	33,682	34,746

Total assets	$2,779,957	$2,889,005

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $438,485 and $463,309, respectively)	$1,395,075	$1,445,889
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $12,128 and $14,189, respectively)	35,391	36,290
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,549 and $12,476, respectively)	57,959	58,063
Due to affiliates	7,805	14,193
Distributions payable	20,681	20,346

Total liabilities	1,516,911	1,574,781

Redeemable noncontrolling interests	320,425	337,397

Commitments and contingencies (Note 10)
Equity:
CPA®:16 — Global shareholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized; 133,526,537 and 129,995,172 shares issued, respectively	134	130
Additional paid-in capital	1,206,051	1,174,230
Distributions in excess of accumulated earnings	(262,753)	(225,462)
Accumulated other comprehensive (loss) income	(7,039)	5,397

	936,393	954,295
Less, treasury stock at cost, 8,640,944 and 7,134,071 shares, respectively	(78,532)	(65,636)

Total CPA®:16 — Global shareholders’ equity	857,861	888,659

Noncontrolling interests	84,760	88,168

Total equity	942,621	976,827

Total liabilities and equity	$2,779,957	$2,889,005

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 9/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$38,004	$38,685	$114,396	$111,452
Interest income from direct financing leases	6,818	7,236	20,021	20,833
Interest income on notes receivable	6,983	7,518	20,858	21,227
Other real estate income	6,623	6,155	19,131	17,925
Other operating income	898	522	2,247	2,220

	59,326	60,116	176,653	173,657

Operating Expenses
Depreciation and amortization	(11,985)	(12,272)	(36,160)	(34,949)
Property expenses	(6,438)	(8,367)	(22,133)	(25,126)
Other real estate expenses	(4,991)	(4,587)	(14,148)	(13,624)
General and administrative	(1,819)	(2,002)	(6,051)	(6,635)
Impairment charges	(1,767)	(16,614)	(9,797)	(32,598)

	(27,000)	(43,842)	(88,289)	(112,932)

Other Income and Expenses
Income from equity investments in real estate	3,798	3,483	13,083	11,876
Other interest income	21	38	151	208
Gain on extinguishment of debt	—	—	—	6,512
Other income and (expenses)	(82)	(677)	(607)	305
Interest expense	(19,114)	(20,646)	(58,664)	(59,713)

	(15,377)	(17,802)	(46,037)	(40,812)

Income (loss) before income taxes	16,949	(1,528)	42,327	19,913
Provision for income taxes	(1,177)	(3,438)	(3,138)	(4,775)

Income (loss) from continuing operations	15,772	(4,966)	39,189	15,138

Discontinued Operations
Income (loss) from operations of discontinued properties	1	(204)	98	(311)
Gain on deconsolidation of a subsidiary	—	—	7,082	—
Gain on sale of real estate	—	7,634	—	7,634
Gain on extinguishment of debt	—	2,313	—	2,313
Impairment charges	—	(7,511)	—	(12,612)

Income (loss) from discontinued operations	1	2,232	7,180	(2,976)

Net Income (loss)	15,773	(2,734)	46,369	12,162

Less: Net (income) loss attributable to noncontrolling interests	(656)	9,100	(4,548)	3,673
Less: Net income attributable to redeemable noncontrolling interests	(4,208)	(4,530)	(17,445)	(16,295)

Net Income (Loss) Attributable to CPA®:16 — Global Shareholders	$10,909	$1,836	$24,376	$(460)

Earnings Per Share
Income (loss) from continuing operations attributable to CPA®:16 — Global shareholders	$0.09	$(0.03)	$0.17	$(0.01)
Income from discontinued operations attributable to CPA®:16 — Global shareholders	—	0.05	0.03	0.01

Net income attributable to CPA®:16 — Global shareholders	$0.09	$0.02	$0.20	$—

Weighted Average Shares Outstanding	124,948,799	122,907,481	124,261,348	122,791,365

Amounts Attributable to CPA®:16 — Global Shareholders
Income (loss) from continuing operations, net of tax	$10,908	$(4,330)	$20,789	$(1,782)
Income from discontinued operations, net of tax	1	6,166	3,587	1,322

Net income (loss)	$10,909	$1,836	$24,376	$(460)

Distributions Declared Per Share	$0.1656	$0.1656	$0.4968	$0.4965

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 9/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income (Loss)	$15,773	$(2,734)	$46,369	$12,162
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	59,246	23,439	(26,736)	22,329
Change in unrealized loss on derivative instruments	(962)	(907)	(2,798)	(1,264)
Change in unrealized gain (loss) on marketable securities	17	5	41	(23)

	58,301	22,537	(29,493)	21,042

Comprehensive income	74,074	19,803	16,876	33,204

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(656)	9,100	(4,548)	3,673
Foreign currency translation adjustments	(7,090)	(3,301)	72	(3,631)
Change in unrealized gain (loss) on derivative instruments	—	1	13	(27)

Comprehensive (income) loss attributable to noncontrolling interests	(7,746)	5,800	(4,463)	15

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(4,208)	(4,530)	(17,445)	(16,295)
Foreign currency translation adjustments	(33,050)	(12,805)	16,972	(11,652)

Comprehensive income attributable to redeemable noncontrolling interests	(37,258)	(17,335)	(473)	(27,947)

Comprehensive Income Attributable to CPA®:16 — Global Shareholders	$29,070	$8,268	$11,940	$5,272

See Notes to Consolidated Financial Statements.
CPA®:16 — Global 9/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$46,369	$12,162
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	36,823	36,598
Straight-line rent adjustments and amortization of rent-related intangibles	(1,611)	1,919
(Income) loss from equity investments in real estate in excess of distributions received	(1,667)	626
Issuance of shares to affiliate in satisfaction of fees due	8,840	8,893
Realized gain on foreign currency transactions and other, net	78	755
Unrealized loss (gain) on foreign currency and derivative transactions, net	529	(1,033)
Gain on sale of real estate	—	(7,634)
Gain on deconsolidation of a subsidiary (a)	(7,082)	—
Gain on extinguishment of debt	—	(8,825)
Impairment charges	9,797	45,210
Change in other operating assets and liabilities, net	(1,067)	(1,023)

Net cash provided by operating activities	91,009	87,648

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	3,761	47,390
Contributions to equity investments in real estate	—	(62,448)
Acquisitions of real estate and other capital expenditures	(21,810)	(131,275)
Funding/purchases of notes receivable	(5,567)	(5,142)
Release of funds held in escrow for acquisition and construction of real estate	1,553	13,906
Funds placed in escrow for acquisitions and construction of real estate	(455)	—
Proceeds from sale of real estate	1	27,710
Payment of deferred acquisition fees to affiliate	(6,261)	(9,082)

Net cash used in investing activities	(28,778)	(118,941)

Cash Flows — Financing Activities
Distributions paid	(61,332)	(60,541)
Distributions paid to noncontrolling interests	(29,820)	(34,462)
Contributions from noncontrolling interests	2,644	24,379
Proceeds from mortgages and notes payable	36,947	78,516
Scheduled payments of mortgage principal	(15,693)	(13,704)
Prepayment of mortgages and note payable	(29,000)	(34,550)
Deferred financing costs and mortgage deposits	(8)	(232)
Proceeds from issuance of shares, net of costs of raising capital	22,985	24,440
Purchase of treasury stock	(12,896)	(30,729)

Net cash used in financing activities	(86,173)	(46,883)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,520	(136)

Net decrease in cash and cash equivalents	(22,422)	(78,312)
Cash and cash equivalents, beginning of period	83,985	174,209

Cash and cash equivalents, end of period	$61,563	$95,897

(a)	See Note 12 for a description of the non-cash activity related to the deconsolidation.
See Notes to Consolidated Financial Statements.
CPA®:16 — Global 9/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2010, our portfolio was comprised of our full or partial ownership interests in 385 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
CPA®:16 — Global 9/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
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
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. No acquisition costs or fees were capitalized during the three and nine months ended September 30, 2010 as we did not enter into any new investments. During the three and nine months ended September 30, 2009, we capitalized acquisition costs and fees of $4.6 million and $7.7 million, respectively, in connection with our investment activity.
Information about International Geographic Areas
At September 30, 2010, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. Revenues from these investments totaled $25.6 million and $26.6 million for the three months ended September 30, 2010 and 2009, respectively, and $77.6 million and $76.0 million for the nine months ended September 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $940.0 million and $1.0 billion at September 30, 2010 and December 31, 2009, respectively.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares. We incurred base asset management fees of $2.9 million for each of the three months ended September 30, 2010 and 2009, and $8.8 million for each of the nine months ended September 30, 2010 and 2009, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At September 30, 2010, the advisor owned 6,671,391 shares (5.3%) of our common stock.
CPA®:16 — Global 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which the investment was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 5% per year. We did not incur any current or deferred acquisition fees during the three or nine months ended September 30, 2010. We incurred current and deferred acquisition fees of $1.2 million and $0.9 million, respectively, during the three months ended September 30, 2009 and $2.9 million and $2.3 million, respectively, for the nine months ended September 30, 2009. Unpaid installments of deferred acquisition fees totaled $2.7 million and $9.0 million at September 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.3 million and $9.1 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.1 million during the nine months ended September 30, 2010. No such mortgage refinancing fees were paid during the three and nine months ended September 30, 2009.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $1.0 million at both September 30, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.8 million for both the three months ended September 30, 2010 and 2009, and $2.6 million and $2.3 million for the nine months ended September 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2010 and 2009 and $0.5 million and $0.6 million for the nine month periods ended September 30, 2010 and 2009, respectively. Based on gross revenues through September 30, 2010, our current share of future minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 25% to 70%, as well as a jointly-controlled tenant-in-common interest in a property, with the remaining interests held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.
CPA®:16 — Global 9/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$342,672	$345,347
Buildings	1,406,367	1,351,525
Less: Accumulated depreciation	(137,783)	(112,385)

	$1,611,256	$1,584,487

In September 2010, we completed and placed into service a build-to-suit project. We reclassified $82.3 million from Real estate under construction to Real estate. The effects of this reclassification were partially offset by the adverse impact of fluctuations in foreign currency exchange rates on the carrying amount of our asset base as of September 30, 2010 as compared to December 31, 2009, representing a decrease of $25.5 million. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. In addition, real estate was reduced by $5.9 million in connection with the deconsolidation of a subsidiary in the first quarter of 2010 as described in Note 12.
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$8,296	$8,296
Buildings	76,280	75,422
Less: Accumulated depreciation	(8,824)	(6,448)

	$75,752	$77,270

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $148.9 million, which are being amortized over periods ranging from three years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $1.9 million and $2.2 million for the three months ended September 30, 2010 and 2009, respectively, and $6.0 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
CPA®:16 — Global 9/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at
Lessee	September 30, 2010	September 30, 2010	December 31, 2009

The New York Times Company	27%	$33,432	$33,195
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	33,055	33,834
Schuler A.G. (a) (b)	33%	23,178	23,469
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	18,651	18,934
TietoEnator Plc (a) (c)	40%	7,302	8,488
Police Prefecture, French Government (a) (c)	50%	7,129	8,268
Frontier Spinning Mills, Inc.	40%	6,247	6,077
Pohjola Non-life Insurance Company (a) (c)	40%	5,688	6,632
Actebis Peacock GmbH (a)	30%	5,334	5,644
OBI A.G. (a) (d)	25%	4,080	6,794
Actuant Corporation (a)	50%	2,644	2,758
Consolidated Systems, Inc. (b)	40%	2,104	2,131
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	1,226	1,569
Thales S.A. (a)	35%	—	356

		$150,070	$158,149

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(d)	The carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.
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
CPA®:16 — Global 9/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$1,438,623	$1,504,375
Liabilities	(961,924)	(1,003,311)

Partners’/members’ equity	$476,699	$501,064

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$34,955	$34,397	$105,453	$103,171
Expenses	(20,439)	(21,410)	(61,793)	(63,633)
Impairment Charges (a)	(3,381)	(12,095)	(3,381)	(12,095)
Gain on sale of real estate (b)	—	11,084	—	11,084

Net income	$11,135	$11,976	$40,279	$38,527

(a)	For the three and nine months ended September 30, 2010, reflects impairment charges incurred by a venture that leases property to Thales S.A. to reduce the carrying value of the property to its estimated fair value. For the three and nine months ended September 30, 2009, reflects impairment charges incurred by a venture that formerly leased properties to Lindenmaier A.G. as a result of the tenant’s bankruptcy filing. See Note 9 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during the three and nine months ended September 30, 2010 and 2009, respectively.

(b)	In July 2009, this venture sold four of its five properties back to the tenant for $46.6 million and recognized a gain on sale of $11.1 million.
We recognized income from equity investments in real estate of $3.8 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively, and $13.1 million and $11.9 million for the nine months ended September 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
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
CPA®:16 — Global 9/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,768	$3,768	$—	$—
Other securities	1,648	—	—	1,648
Derivative assets	1,418	—	—	1,418

	$6,834	$3,768	$—	$3,066

Liabilities:
Derivative liabilities	$(929)	$—	$(929)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,261	$49,261	$—	$—
Other securities	1,851	—	—	1,851
Derivative assets	2,228	—	50	2,178

	$53,340	$49,261	$50	$4,029

Liabilities:
Derivative liabilities	$(380)	$—	$(380)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three months ended September 30, 2010			Three months ended September 30, 2009
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,714	$2,617	$4,331	$2,008	$4,373	$6,381
Total gains or losses (realized and unrealized):
Included in earnings	—	(1,329)	(1,329)	—	(1,103)	(1,103)
Included in other comprehensive income (loss)	17	130	147	6	10	16
Amortization and accretion	(83)	—	(83)	(79)	—	(79)

Ending balance	$1,648	$1,418	$3,066	$1,935	$3,280	$5,215

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(1,329)	$(1,329)	$—	$(1,103)	$(1,103)

CPA®:16 — Global 9/30/2010 10-Q — 12

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,851	$2,178	$4,029	$2,192	$2,973	$5,165
Total gains or losses (realized and unrealized):
Included in earnings	—	(688)	(688)	—	247	247
Included in other comprehensive income	41	(72)	(31)	(23)	60	37
Amortization and accretion	(244)	—	(244)	(234)	—	(234)

Ending balance	$1,648	$1,418	$3,066	$1,935	$3,280	$5,215

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(688)	$(688)	$—	$247	$247

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,395,075	$1,331,464	$1,445,889	$1,286,300
Notes receivable	351,793	351,877	362,707	363,389
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and nine months ended September 30, 2010 and 2009 based on market conditions and assumptions at September 30, 2010 and 2009. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:16 — Global 9/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
The following tables present information about our nonfinancial assets and liabilities that were measured on a fair value basis for the three and nine months ended September 30, 2010 and 2009. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$—	$—	$12,278	$12,515
Net investments in direct financing leases	117,971	1,767	—	—
Equity investments in real estate	1,226	1,046	2,908	1,284
Intangible assets	949	—	3,027	4,099

	$120,146	$2,813	$18,213	$17,898

Impairment Charges From Discontinued Operations:
Net investments in properties	$—	$—	$13,257	$6,638
Intangible assets	—	—	1,743	873

	$—	$—	$15,000	$7,511

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Assets:
Net investments in properties	$17,295	$2,835	$24,737	$27,467
Net investments in direct financing leases	117,971	6,962	—	—
Equity investments in real estate	1,226	1,046	4,078	297
Intangible assets	949	—	3,918	5,168

	$137,441	$10,843	$32,733	$32,932

Liabilities:	$—	$—	$(31)	$(37)

Intangible liabilities	$—	$—	$(31)	$(37)

Impairment Charges From Discontinued Operations:
Net investments in properties	$—	$—	$14,633	$11,236
Intangible assets	—	—	1,893	1,376

	$—	$—	$16,526	$12,612

Note 7. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans, as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.
CPA®:16 — Global 9/30/2010 10-Q — 14

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
The following table sets forth certain information regarding our derivative instruments at September 30, 2010 and December 31, 2009 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Foreign currency collar contracts	Other liabilities	$—	$—	$(357)	$—
Foreign currency forward contracts	Other liabilities	—	—	(12)	(143)
Interest rate swaps	Other liabilities	—	—	(560)	(237)

		—	—	(929)	(380)

Derivatives not Designated as Hedging Instruments
Embedded credit derivatives	Other assets	$203	$963	$—	$—
Stock warrants	Other assets	1,215	1,215	—	—
Interest rate caps	Other assets	—	50	—	—

		1,418	2,228	—	—

Total derivatives		$1,418	$2,228	$(929)	$(380)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivatives		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
	Three months ended September 30,		Three months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate swaps (a)	$(105)	$(71)	$—	$—
Foreign currency forward contracts (a) (b)	(92)	(87)	(24)	—
Foreign currency collar contracts(a) (b)	(537)	—	—	—

Total	$(734)	$(158)	$(24)	$—

CPA®:16 — Global 9/30/2010 10-Q — 15

Notes to Consolidated Financial Statements

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in OCI on Derivative		Reclassified from OCI into Income
	(Effective Portion)		(Effective Portion)
Derivatives in Cash Flow Hedging	Nine months ended September 30,		Nine months ended September 30,
Relationships	2010	2009	2010	2009
Interest rate swaps (a)	$(323)	$190	$—	$—
Foreign currency forward contracts (a) (b)	184	(229)	(53)	27
Foreign currency collars (a) (b)	(357)	—	—	—

Total	$(496)	$(39)	$(53)	$27

(a)	During the three and nine months ended September 30, 2010 and 2009, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	(Losses) gains reclassified from OCI into income for contracts that have settled are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Embedded credit derivatives (a)	Other income and (expenses)	$(1,410)	$(1,292)	$(688)	$(199)
Stock warrants	Other income and (expenses)	81	189	—	446

Total		$(1,329)	$(1,103)	$(688)	$247

(a)	Includes losses attributable to noncontrolling interests totaling $1.0 million for both the three months ended September 30, 2010 and 2009, and losses of $0.5 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.
A venture that leases properties to Berry Plastics, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $29.0 million at both September 30, 2010 and December 31, 2009. In May 2010, the venture refinanced this loan, replacing a variable rate loan and a related interest rate cap with a ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. The new loan includes a scheduled balloon payment of $21.0 million in June 2020. As a result of this refinancing, the existing interest rate cap that had been designated as a hedge against the loan is no longer designated as a hedge and the related unrealized loss of less than $0.1 million included in Equity was expensed. The interest rate cap had an estimated total fair value of less than $0.1 million at December 31, 2009. No gains or losses were recognized in income related to this instrument during either the three or nine months ended September 30, 2009.
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
The interest rate swap derivative instrument that we had outstanding at September 30, 2010 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

					Effective
		Notional			Interest	Effective	Expiration	Fair Value at
	Type	Amount	Cap Rate	Spread	Rate	Date	Date	September 30, 2010
1-Month LIBOR	“Pay-fixed” swap	$3,826	N/A	N/A	6.7%	2/2008	2/2018	$(560)
CPA®:16 — Global 9/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
The interest rate swap and interest rate cap derivative instruments that our unconsolidated ventures had outstanding at September 30, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value at
	September 30, 2010	Type	Amount	Cap Rate	Spread	Rate	Date	Date	September 30, 2010
3-Month LIBOR	25.0%	“Pay-fixed” swap	$160,339	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/1/2016	$(14,388)
3-Month LIBOR	27.3%	Interest rate cap	117,317	4.0%	4.8%	N/A	8/2009	8/2014	386

									$(14,002)

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
In May 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $6.4 million, based on the exchange rate of the Euro at September 30, 2010, and placed a floor on the exchange rate of the Euro at $1.15 and a ceiling ranging from $1.2925 to $1.2965. These contracts settle in October 2010 and January 2011.
In January 2010, we entered into two foreign currency zero-cost collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These contracts had a total notional amount of $6.9 million, based on the exchange rate of the Euro at September 30, 2010, and placed a floor on the exchange rate of the Euro at $1.30 and a ceiling ranging from $1.4580 to $1.4616. These contracts settled in April and July 2010.
In January 2009, we entered into foreign currency forward contracts with a total notional amount of $3.9 million, based on the exchange rate of the Euro at September 30, 2010. These contracts fixed the exchange rate of the Euro to rates ranging from $1.3307 to $1.3436 with maturity dates between March 2009 and December 2010.
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
Other
Amounts reported in OCI related to the interest rate derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At September 30, 2010, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
We have agreements with some of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.9 million and $0.4 million at September 30, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $1.0 million or $0.4 million, respectively.
CPA®:16 — Global 9/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual lease revenues in certain areas, as described below. The percentages in the paragraph below represent our directly owned real estate properties and do not include the pro rata shares of our equity investments.
At September 30, 2010, 58% of our directly-owned real estate properties were located in the U.S., and the majority of our directly-owned international properties were located in the European Union (39%), with Germany (25%) representing the only significant international concentration based on percentage of our annualized contractual minimum base rent for the third quarter of 2010. Within our German investments, one tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG, represented 19% of lease revenue for the nine months ended September 30, 2010, inclusive of noncontrolling interest. At September 30, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: industrial (45%), warehouse/distribution (19%), retail (19%) and office (13%); and in the following tenant industries: retail (28%) and chemicals, plastics, rubber and glass (10%).
Note 8. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 – Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$976,827	$888,659	$88,168
Shares issued	31,825	31,825	—
Contributions	2,644	—	2,644
Net income	28,924	24,376	4,548
Distributions	(72,182)	(61,667)	(10,515)
Change in other comprehensive income (loss)	(12,521)	(12,436)	(85)
Shares repurchased	(12,896)	(12,896)	—

Balance at September 30, 2010	$942,621	$857,861	$84,760

		CPA®:16 – Global	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,046,605	$959,896	$86,709
Shares issued	33,333	33,333	—
Contributions	24,379	—	24,379
Net loss	(4,133)	(460)	(3,673)
Distributions	(75,101)	(60,637)	(14,464)
Change in other comprehensive income (loss)	9,390	5,732	3,658
Shares repurchased	(30,729)	(30,729)	—

Balance at September 30, 2009	$1,003,744	$907,135	$96,609

CPA®:16 — Global 9/30/2010 10-Q — 18

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

	2010	2009
Balance at January 1,	$337,397	$331,841
Foreign currency translation adjustment	(16,972)	11,652

Balance at September 30,	$320,425	$343,493

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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net investments in properties	$—	$16,614	$2,835	$32,598
Net investment in direct financing leases	1,767	—	6,962	—

Total impairment charges included in expenses	1,767	16,614	9,797	32,598
Equity investments in real estate (a)	1,046	1,284	1,046	297

Total impairment charges included in income from continuing operations	2,813	17,898	10,843	32,895
Impairment charges included in discontinued operations	—	7,511	—	12,612

Total impairment charges	$2,813	$25,409	$10,843	$45,507

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.
2010 Impairments:
During the third quarter of 2010, we recognized impairment charges of $1.8 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value. Additionally, we recognized other-than-temporary impairment charges totaling $1.0 million on two ventures to reflect the decline in the estimated fair value of the ventures’ underlying net assets in comparison with the carrying values of our interests in these ventures.
During the first quarter of 2010, we recognized impairment charges of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property. At September 30, 2010, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
CPA®:16 — Global 9/30/2010 10-Q — 19

Notes to Consolidated Financial Statements
2009 Impairments:
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
During each of the three and nine months ended September 30, 2009, we recognized impairment charges totaling $9.5 million related to a property leased to Görtz & Schiele GmbH & Co., which filed for bankruptcy in November 2008 and $7.5 million related to a property leased to Goertz & Schiele Corp. which filed for bankruptcy in September 2009. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with substantially the same terms. Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings in January 2010 and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010 (Note 12). At September 30, 2010, the property formerly leased to Görtz & Schiele GmbH & Co. was classified as Net investments in properties in the consolidated financial statements. The results of operations of the property formerly leased to Goertz & Schiele Corp., including this impairment charge, are included in Income (loss) from discontinued operations in the consolidated financial statements.
Foss Manufacturing Company, LLC
During the nine months ended September 30, 2009, we incurred impairment charges totaling $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At September 30, 2010, this property was classified as Net investments in properties in the consolidated financial statements.
John McGavigan Limited
During each of the three and nine months ended September 30, 2009, we incurred an impairment charge of $5.2 million in connection with a property in the United Kingdom where the tenant, John McGavigan Limited, filed for bankruptcy in September 2009. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
MetalsAmerica, Inc.
In the second quarter of 2009, we recognized an impairment charge of $5.1 million related to a domestic property formerly leased to MetalsAmerica, Inc., which filed for bankruptcy in July 2009. We reduced the property’s carrying value to its estimated selling price and sold the property in August 2009. The results of operations of this property, including the impairment charge, are included in Income (loss) from discontinued operations in the consolidated financial statements.
Lindenmaier A.G.
During each of the three and nine months ended September 30, 2009, we recognized an other-than-temporary impairment charge of $1.3 million to reduce the carrying value of a venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. The venture formerly leased property to Lindenmaier A.G., which filed for bankruptcy in the second quarter of 2009. This venture was classified as Equity investment in real estate in the consolidated financial statements at September 30, 2010.
Other
During each of the three and nine months ended September 30, 2009, we incurred an impairment charge of $1.9 million in connection with a domestic property where the tenant entered liquidation proceedings. We calculated the estimated fair value of this property using third party broker quotes. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
In addition, during the nine months ended September 30, 2009, we recorded a gain of $1.0 million on a venture that had previously been impaired.
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
CPA®:16 — Global 9/30/2010 10-Q — 20

Notes to Consolidated Financial Statements
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.3 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 12. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In January 2010, a consolidated subsidiary consented to a court order appointing a receiver after we ceased making payments on a non-recourse debt obligation collateralized by a property that was previously leased to Goertz & Schiele Corp. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us, and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009, of which $7.5 million was recognized through September 30, 2009, and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We believe that the fair value of our retained interest in this deconsolidated entity is zero at September 30, 2010. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations.
In July and August 2009, we sold two domestic properties for $51.9 million, net of selling costs. We recognized a net gain on the sales of these properties totaling $7.6 million, excluding an impairment charge recognized in 2009 of $5.1 million on one of the properties (Note 9). Additionally, we recognized a net gain on extinguishment of debt of $2.3 million as a result of the lender releasing all liens on one of the properties in exchange for the sale proceeds.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$—	$919	$348	$4,303
Expenses	1	(1,123)	(250)	(4,614)
Gain on deconsolidation of a subsidiary	—	—	7,082	—
Gain on sale of assets	—	7,634	—	7,634
Gain on extinguishment of debt	—	2,313	—	2,313
Impairment charges	—	(7,511)	—	(12,612)

(Loss) Income from discontinued operations	$1	$2,232	$7,180	$(2,976)

CPA®:16 — Global 9/30/2010 10-Q — 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$59,326	$60,116	$176,653	$173,657
Net income (loss) attributable to CPA®:16 — Global shareholders	10,909	1,836	24,376	(460)
Cash flow from operating activities			91,009	87,648

Distributions paid	20,550	20,232	61,332	60,541

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$18,501	$15,884	$57,965	$56,075
Adjusted cash flow from operating activities			83,990	81,951
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
Net income attributable to CPA®:16 — Global shareholders in the nine months ended September 30, 2010 reflected higher lease revenue and a reduction in the level of impairment charges recognized as compared to the same period in 2009. During the nine months ended September 30, 2010, we recognized impairment charges of $10.8 million, while for the same period in 2009 we recognized impairment charges of $45.5 million.
Cash flow from operating activities in the nine months ended September 30, 2010 benefited from the additional revenues generated from our investment activity during 2009.
Our quarterly cash distribution remained at $0.1656 per share for the third quarter of 2010, which equates to $0.66 per share on an annualized basis.
Our AFFO supplemental measure for the three and nine months ended September 30, 2010 as compared to the same periods in 2009 increased by $2.6 million and $1.9 million, respectively, primarily due to investment activity in 2009.
Our Adjusted cash flow from operating activities supplemental measure for the nine months ended September 30, 2010 increased as compared to the same period in 2009, reflecting increased cash flow generated as a result of 2009 investment activity.
CPA®:16 — Global 9/30/2010 10-Q — 22

Changes in Management
Effective September 16, 2010, Trevor P. Bond, a director of W. P. Carey, was elected as W. P. Carey’s Chief Executive Officer. As a result, under the terms of our advisory agreement, Mr. Bond also became our Chief Executive Officer at that time. Mr. Bond will also serve as the Chief Executive Officer of the other operating CPA® REITs. Mr. Bond became the interim Chief Executive Officer for us and the other operating CPA® REITs effective July 6, 2010 pursuant to their respective advisory agreements when he was appointed as interim Chief Executive Officer of W. P. Carey on that same date upon the resignation of Gordon F. Dugan.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. Our experience for the nine months ended September 30, 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009 when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. We continue to observe that many of our tenants have benefited from continued improvements in general business conditions.
To mitigate these risks of tenant defaults, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. An unhedged position in an investment denominated in a foreign currency could have an impact on the value of our equity as measured in dollars and the dollar amount of cash flow that we receive. Consequently, our results of foreign operations generally benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 36% and 38% of our annualized contractual lease revenues for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the U.S. dollar strengthened against the Euro, as the average rate for the U.S. dollar in relation to the Euro decreased by 4% in comparison to the same period in 2009. Additionally, the end-of-period conversion rate at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at September 30, 2010 as compared to our balance sheet at December 31, 2009. A significant increase in the value of the dollar against the Euro could have a material negative impact on our future results, financial position and cash flows.
Capital Markets
We have recently seen a gradual improvement in capital market conditions including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit.
CPA®:16 — Global 9/30/2010 10-Q — 23

Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the nine months ended September 30, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to changes in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the recent credit crisis, these macro-economic factors have persisted, negatively impacting the fundamentals of the commercial real estate market, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in estimated net asset values of our properties, inflation, lease expirations, tenant defaults and occupancy rates.
Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
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
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the nine months ended September 30, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At September 30, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property.
Our occupancy remained at 99% at both December 31, 2009 and September 30, 2010.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
CPA®:16 — Global 9/30/2010 10-Q — 24

The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus that changes the current authoritative accounting guidance, we will evaluate the impact on such conclusion on our financial statements. We deconsolidated a subsidiary that leased property to Goertz & Schiele Corp. which had total assets and liabilities of $7.5 million and $14.5 million, respectively, and recognized a gain in the amount of $7.1 million during the nine months ended September 30, 2010.
Results of Operations
The following table presents the components of our lease revenue (in thousands):

	Nine months ended September 30,
	2010	2009
Rental income	$114,396	$111,452
Interest income from direct financing leases	20,021	20,833

	$134,417	$132,285

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine months ended September 30,
Lessee	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	25,569	26,362
Telcordia Technologies, Inc.	7,273	7,002
Tesco plc (a) (b) (c)	5,443	1,479
Nordic Cold Storage LLC	5,174	5,080
Berry Plastics Corporation (b)	5,128	4,981
Fraikin SAS (a) (d)	3,984	4,379
The Talaria Company (Hinckley) (b)	3,883	3,896
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a) (e)	3,622	3,502
International Aluminum Corp. and United States Aluminum of Canada Ltd. (a)	3,405	3,376
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a)	3,190	2,862
Huntsman International, LLC	3,011	3,011
Best Brands Corp.	3,006	2,982
Ply Gem Industries, Inc. (a)	2,933	2,890
Bob’s Discount Furniture, LLC	2,722	2,658
TRW Vehicle Safety Systems Inc. (e)	2,676	2,676
Kings Super Markets Inc.	2,633	2,562
Universal Technical Institute of California, Inc.	2,601	2,564
Finisar Corporation	2,466	2,466
Performance Fibers GmbH (a)	2,388	2,510
Dick’s Sporting Goods, Inc. (b)	2,347	2,347
Other (a) (b) (e)	40,963	42,700

	$134,417	$132,285

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4%in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $31.6 million and $30.6 million for the nine months ended September 30, 2010 and 2009, respectively.

(c)	This investment was acquired in July 2009.

(d)	The decrease was due to a CPI-based (or equivalent) rent decrease.

(e)	This tenant operates in the automotive industry. Included in “Other” are lease revenues from four additional tenants operating in the automotive industry totaling $4.6 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively, inclusive of amounts attributable to noncontrolling interests of $0.3 million and $0.6 million, respectively.
CPA®:16 — Global 9/30/2010 10-Q — 25

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Nine months ended September 30,
Lessee	September 30, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	31%	$24,276	$22,379
The New York Times Company (b)	27%	19,985	15,034
OBI A.G. (c)	25%	11,905	12,158
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c)	25%	10,629	10,914
Pohjola Non-life Insurance Company (c)	40%	6,442	6,793
Police Prefecture, French Government (c)	50%	6,151	5,979
TietoEnator Plc (c)	40%	6,116	6,348
Schuler A.G. (c)	33%	4,602	4,821
Frontier Spinning Mills, Inc.	40%	3,350	3,350
Thales S.A. (c) (d)	35%	3,098	8,099
Actebis Peacock GmbH (c)	30%	2,945	3,044
Consolidated Systems, Inc.	40%	1,373	1,373
Actuant Corporation (c)	50%	1,301	1,366
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G. ) (c) (e)	33%	974	1,531

		$103,147	$103,189

(a)	The increase was due to a CPI-based (or equivalent) rent increase.

(b)	We acquired our interest in this investment in March 2009.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4%in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(d)	The venture sold four of the five properties leased to Thales in July 2009.

(e)	The venture formerly leased two properties to Lindenmaier. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income. In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier and in August 2010, MSR Technologies GmbH took over the Lindenmaier business and entered into a new lease with the venture.
Through a venture with our affiliates, we own a 26% effective ownership interest in a venture that owns 37 properties throughout Germany (“the Hellweg 2 transaction”). We consolidate the venture in our financial statements under current authoritative accounting guidance for the consolidation of VIEs. However, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by noncontrolling interests in the entity. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our net income. However, the transaction has a significant impact on many of the components of our net income, as described below. Based on the exchange rate of the Euro, this transaction generated property level cash flow from operations (revenues less interest expense) of $7.0 million and $6.0 million, inclusive of noncontrolling interests of $5.1 million and $4.4 million, for the nine months ended September 30, 2010 and 2009, respectively.
CPA®:16 — Global 9/30/2010 10-Q — 26

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
For the three months ended September 30, 2010 as compared to the same period in 2009, lease revenues decreased by $1.1 million, primarily due to fluctuations in foreign currency exchange rates, which had a negative impact on lease revenues of $1.5 million. Additionally, during the first quarter of 2010, we entered into a lease with SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., which provided for lower rental income in comparison to the previous lease. This resulted in a decrease of $0.3 million as compared to the three months ended September 30, 2009. These decreases were partially offset by scheduled rent increases of $0.4 million and lease revenue from the July 2009 Tesco investment, which contributed $0.4 million.
For the nine months ended September 30, 2010 as compared to the same periods in 2009, lease revenues increased by $2.1 million. Lease revenue from the July 2009 Tesco investment contributed $3.7 million. This increase was partially offset by fluctuations in foreign currency exchange rates which had a negative impact on lease revenues of $1.2 million, as well as lower rental income recognized from the lease entered into with SaarOTEC as compared to the previous lease, which resulted in a decrease of $0.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009.
Depreciation and Amortization
For the three months ended September 30, 2010 as compared to the same period in 2009, depreciation and amortization expense decreased by $0.3 million, due primarily to the impact of fluctuations in foreign currency exchange rates.
For the nine months ended September 30, 2010 as compared to the same period in 2009, depreciation and amortization expense increased by $1.2 million due primarily to depreciation/amortization on the July 2009 Tesco investment of $1.9 million, partially offset by a decrease of $0.3 million as a result of impairments recognized in the prior year, which caused a decline in the basis of the assets being depreciated/amortized. Additionally, the impact of the full amortization of certain intangible assets resulted in a decrease in depreciation and amortization expense for the nine months ended September 30, 2010 as compared to the same period in 2009.
Property Expenses
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, property expenses decreased by $1.9 million and $3.0 million, respectively, primarily due to a decrease in uncollected rent expense of $2.5 million and $3.5 million, respectively, partially offset by an increase in both reimbursable tenant costs and professional fees of $0.3 million for both periods. During 2008 and 2009, we recognized uncollected rent expense in connection with three tenants in the automotive industry experiencing financial difficulties. In the third quarter of 2010, a recovery of $1.6 million was recorded as a result of improvements in the financial outlook of these tenants. The remaining decrease in uncollected rent expense is related to certain tenants who are no longer experiencing financial difficulties.
Impairment Charges
For the three and nine months ended September 30, 2010, we recognized impairment charges of $1.8 million and $9.8 million, respectively, inclusive of amounts attributable to noncontrolling interests of $0.1 million and $2.5 million, respectively. For the three months ended September 30, 2010, we recognized impairment charges of $1.8 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value, including a charge of $0.2 million on a property leased to Hinckley.. For the nine months ended September 30, 2010, we also recognized an impairment charge of $8. million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, on a property leased to Hinckley to reduce the carrying value of this investment to its estimated fair value in connection with a potential sale.
For the three and nine months ended September 30, 2009, we recognized impairment charges totaling $16.6 million and $32.6 million, respectively. For the three months ended September 30, 2009, we incurred impairment charges totaling $16.6 million related to a property formerly leased to Görtz & Schiele GmbH & Co. which filed for bankruptcy in November 2008. We also incurred impairment charges during the three months ended September 30, 2009 totaling $7.1 million in connection with a property in the United Kingdom, where the tenants filed for bankruptcy, and a domestic property, where the tenant entered liquidation proceedings. For the nine months ended September 30, 2009, we also recognized an impairment charge of $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook.
See “Discontinued Operations” below for impairment charges recognized on assets sold or held for sale during the three and nine months ended September 30, 2009.
CPA®:16 — Global 9/30/2010 10-Q — 27

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
For the nine months ended September 30, 2010, we recognized net other expenses of $0.6 million as compared to net other income of $0.3 million recognized for the nine months ended September 30, 2009. Net other expenses for the nine months ended September 30, 2010 resulted primarily from net realized losses on foreign currency transactions of $0.7 million, partially offset by $0.2 million in net unrealized gains. Net other income for the nine months ended September 30, 2009 was primarily comprised of a net gain on the Hellweg 2 embedded credit derivative and stock warrant.
Discontinued Operations
For the nine months ended September 30, 2010, we recognized income from discontinued operations of $7.2 million, primarily due to the recognition of a $7.1 million gain on the deconsolidation of Goertz & Schiele Corp. recognized during the first quarter of 2010.
For the three months ended September 30, 2009, we recognized income from discontinued operations of $2.2 million, primarily due to a net gain on property sales of $7.6 million and a gain on extinguishment of debt of $2.3, which was substantially offset by impairment charges recognized totaling $7.5 million on the Goertz & Schiele Corp. property.
For the nine months ended September 30, 2009, we recognized a loss from discontinued operations of $3.0 million primarily due to impairment charges recognized of $7.5 million on the Goertz & Schiele Corp. property and $5.1 million on the Metals America property, offset partially by a net gain on property sales of $7.6 million and a gain on extinguishment of debt of $2.3 million.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
For the three and nine months ended September 30, 2010, the resulting net income attributable to CPA®:16 — Global shareholders was $10.9 million and $24.4 million, respectively, as compared to net income of $1.8 million and net loss of $0.5 million for the three and nine months ended September 30, 2009, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, AFFO increased by $2.6 million and $1.9 million, respectively, primarily due to investment activity in 2009. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
CPA®:16 — Global 9/30/2010 10-Q — 28

Operating Activities
During the nine months ended September 30, 2010, we used cash flows from operating activities of $91.0 million primarily to fund distributions to shareholders of $38.3 million excluding $23.0 million in reinvested dividends. We also made scheduled mortgage principal installments of $15.7 million and paid distributions to noncontrolling interests partners of $29.8 million. We also used cash distributions received from equity investments in real estate in excess of equity income of $3.8 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2010, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $8.8 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the nine months ended September 30, 2010, we used $21.8 million primarily to fund construction costs for a build-to-suit project and an expansion project. The build-to-suit project was placed into service in September 2010. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.3 million. We also used $5.6 million to provide financing to the developer of a domestic build-to-suit project.
Financing Activities
In addition to making scheduled mortgage principal installments and paying distributions to shareholders and noncontrolling interests during the nine months ended September 30, 2010, we used $29.0 million to prepay a non-recourse mortgage loan with a variable interest rate, which we refinanced with new non-recourse debt of $29.0 at a fixed interest rate and term of ten years. We also obtained mortgage financing of $7.9 million on an international property, which bears interest at a fixed rate but has an interest rate reset feature and a term of 10 years. Also, we used $12.9 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. At September 30, 2010, redemptions totaled approximately 1.6% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
For the nine months ended September 30, 2010, we received requests to redeem 1,506,871 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.56. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the nine months ended September 30, 2010 was $84.0 million, an increase of $2.0 million over the prior year period. This increase was primarily driven by the impact of investments entered into during 2009. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
CPA®:16 — Global 9/30/2010 10-Q — 29

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance
Fixed rate	$1,356,882	$1,385,550
Variable rate (a)	38,193	60,339

Total	$1,395,075	$1,445,889

Percent of total debt
Fixed rate	97%	96%
Variable rate (a)	3%	4%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.6%	6.0%

(a)	Variable rate debt at September 30, 2010 included (i) $3.8 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument and (ii) $34.4 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. At September 30, 2010, we have one non-recourse mortgage loan obligation with an interest reset feature that is scheduled to reset to 5.32% in the first quarter of 2011. No other interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
At September 30, 2010, our cash resources consisted of cash and cash equivalents totaling $61.6 million. Of this amount, $48.1 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $192.7 million, although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments of $28.8 million (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until the third quarter of 2011) and funding build-to-suit, expansion projects and lending commitments that we currently estimate to total $17.1 million, as well as other normal recurring operating expenses.
At September 30, 2010, we had one tenant in liquidation proceedings who has vacated the property they lease from us and ceased making rent payments. As a result of this default, we have currently suspended debt service on the associated non-recourse mortgage loan with an aggregate outstanding balance of $4.1 million. The property is currently in foreclosure and is expected to be auctioned by the lender.
CPA®:16 — Global 9/30/2010 10-Q — 30

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1—3 years	3—5 years	5 years
Non-recourse debt — Principal (a)	$1,392,956	$28,800	$57,444	$208,065	$1,098,647
Deferred acquisition fees — Principal	2,700	1,911	789	—	—
Interest on borrowings and deferred acquisition fees (b)	559,235	82,971	159,156	146,179	170,929
Subordinated disposition fees (c)	1,013	—	—	—	1,013
Build-to-suit and expansion commitments (d)	13,685	13,685	—	—	—
Lending commitments (e)	3,381	3,381	—	—	—
Operating and other lease commitments (f)	55,802	1,754	3,548	3,529	46,971

	$2,028,772	$132,502	$220,937	$357,773	$1,317,560

(a)	Excludes $2.1 million of unamortized discount on a non-recourse loan that we purchased back from the lender.

(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at September 30, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Represents the remaining commitment on a build-to-suit project and two expansion projects. Total estimated construction costs for these projects are currently projected to be $86.6 million, of which $72.9 million had been funded at September 30, 2010.

(e)	Represents unfunded amount on a commitment to provide a loan to a developer of a domestic build-to-suit property. The total commitment for the loan is $23.8 million, of which $20.4 million had been funded at September 30, 2010.

(f)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $8.8 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2010. At September 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.3 million, with our share approximating $0.6 million. In addition, our maximum exposure to loss on these ventures was approximately $100.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:16 — Global 9/30/2010 10-Q — 31

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	September 30, 2010	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$24,880	$24,706	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	294,916	161,258	5/2014
Actuant Corporation (a)	50%	17,101	11,218	5/2014
TietoEnator Plc (a)	40%	91,206	70,659	7/2014
The New York Times Company	27%	240,902	117,317	9/2014
Pohjola Non-life Insurance Company (a)	40%	96,578	80,492	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	184,002	97,969	5/2015
Actebis Peacock GmbH (a)	30%	49,096	30,027	7/2015
Frontier Spinning Mills, Inc.	40%	38,950	23,067	8/2016
Consolidated Systems, Inc.	40%	16,813	11,413	11/2016
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G. ) (a)	33%	17,535	11,927	10/2017
OBI A.G. (a)	25%	194,292	160,339	3/2018
Police Prefecture, French Government (a)	50%	102,047	85,381	8/2020
Schuler A.G. (a)	33%	70,305	—	N/A

		$1,438,623	$885,773

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at September 30, 2010.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain supplemental measures that are not defined by GAAP (“non-GAAP measures”) in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
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
CPA®:16 — Global 9/30/2010 10-Q — 32

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
FFO and AFFO for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to CPA®:16 - Global shareholders	$10,909	$1,836	$24,376	$(460)
Adjustments:
Depreciation and amortization of real property	11,742	12,375	35,809	35,756
Loss (gain) on sale of real estate	78	(7,662)	78	(7,662)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	2,633	3,181	6,394	7,754
Gain on sale of real estate	—	(3,879)	—	(3,879)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,881)	(2,495)	(8,909)	(7,148)

Total adjustments	10,572	1,520	33,372	24,821

FFO — as defined by NAREIT	21,481	3,356	57,748	24,361

Adjustments:
Gain on deconsolidation of subsidiary	—	—	(7,082)	—
Gain on extinguishment of debt	—	(2,313)	—	(8,825)
Other depreciation, amortization and non-cash charges	21	744	(60)	(998)
Straight-line and other rent adjustments	(1,239)	(412)	(545)	952
Impairment charges	1,767	24,125	9,797	45,210
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	(1)	(11)	—	(133)
Straight-line and other rent adjustments	(49)	(145)	(200)	(61)
Impairment charges	1,046	(690)	1,046	297
Loss on extinguishment of debt	—	712	—	712
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(4,525)	(9,482)	(2,739)	(5,440)

Total adjustments	(2,980)	12,528	217	31,714

AFFO	$18,501	$15,884	$57,965	$56,075

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
CPA®:16 — Global 9/30/2010 10-Q — 33

Adjusted cash flow from operating activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine months ended September 30,
	2010	2009
Cash flow provided by operating activities	$91,009	$87,648
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	3,761	6,676
Distributions paid to noncontrolling interests, net	(9,567)	(13,887)
Changes in working capital	(1,213)	1,514

Adjusted cash flow from operating activities	$83,990	$81,951

Distributions declared	$61,733	$60,966

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
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures
Interest Rate Risk
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the net fair value of our interest rate swap, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.6 million at September 30, 2010. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $14.0 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at September 30, 2010 (Note 7).
CPA®:16 — Global 9/30/2010 10-Q — 34

In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the nine months ended September 30, 2010, the embedded credit derivatives generated unrealized gains of $0.7 million, inclusive of noncontrolling interest of $0.5 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2010, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2010 ranged from 4.4% to 7.7%. The annual interest rates on our variable rate debt at September 30, 2010 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$9,792	$25,360	$27,423	$30,548	$95,140	$1,168,619	$1,356,882	$1,295,244
Variable rate debt	$144	$624	$715	$764	$858	$35,088	$38,193	$36,220
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2010 by an aggregate increase of $72.7 million or an aggregate decrease of $67.9 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable rate debt in the table above bore interest at fixed rates at September 30, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term..
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro and, to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. For the nine months ended September 30, 2010, Hellweg 2, which leases properties in Germany, contributed 19% of lease revenues, inclusive of noncontrolling interests. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2010, we recognized net realized foreign currency transaction losses of $0.7 million and net unrealized foreign currency transaction losses of $0.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The net estimated fair value of our foreign currency collars and forwards, which are included in Other assets in the consolidated financial statements, was $0.4 million at September 30, 2010.
We have obtained non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million.
CPA®:16 — Global 9/30/2010 10-Q — 35

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities
For the three months ended September 30, 2010, we issued 318,817 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $9.20 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities:
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	396,431	$8.56	N/A	N/A

Total	396,431

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:16 — Global 9/30/2010 10-Q — 36

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 9/30/2010 10-Q — 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 11/12/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 11/12/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)
CPA®:16 — Global 9/30/2010 10-Q — 38

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 — Global 9/30/2010 10-Q — 39