Form 10-K
period 2010-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2011-03-31
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-32162
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	80-0067704 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip code)
Registrant’s telephone numbers, including area code:
Investor Relations (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 117,718,145 shares of common stock at June 30, 2010.
At March 18, 2011, there were 126,977,682 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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
CPA®:16 2010 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview:
Corporate Property Associates 16 — Global Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to United States (“U.S.”) federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;
•	indemnification for environmental and other liabilities;
•	operational or financial covenants of the tenant; and
•	guarantees of lease obligations from parent companies or letters of credit.
We have in the past and may in the future invest in mortgage loans that are collateralized by real estate.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 15 Incorporated (“CPA®:15”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17”), collectively, including us, the “CPA® REITs.” The advisor also serves as the advisor to Carey Watermark Investors Incorporated, which was formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties.
We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. Through December 31, 2010, we have also issued 16,372,617 shares ($169.7 million) through our distribution reinvestment and stock purchase plan. We have repurchased 8,952,317 shares ($81.1 million) of our common stock under a redemption plan from inception through December 31, 2010.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2010, the advisor employed 170 individuals who are available to perform services for us.
CPA®:16 2010 10-K — 2

Significant Developments during 2010:
Proposed Merger — On December 13, 2010, we and CPA®:14 entered into a definitive agreement pursuant to which CPA®:14 will merge with and into one of our subsidiaries (the “Proposed Merger”). In connection with the Proposed Merger, we filed a registration statement with the SEC, which was declared effective by the SEC on March 8, 2011. Special shareholder meetings for both us and CPA®:14 are currently scheduled to be held on April 26, 2011 to obtain the approval of CPA®:14’s shareholders of the Proposed Merger and the alternate merger described below and the approval of our shareholders of the alternate merger, the UPREIT reorganization described below and a charter amendment to increase our number of authorized shares in order to ensure that we will have sufficient shares to issue in the future. The alternate merger is intended to provide an alternate tax-efficient transaction if the amount of cash elected to be received by CPA®:14’s shareholders in the Proposed Merger could cause the Proposed Merger to be a taxable transaction. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
We have also agreed to use our reasonable best efforts to obtain a $300.0 million senior credit facility in order to pay for cash elections in the Proposed Merger. We entered into commitment letters with five lenders in connection with this potential debt financing; however, the commitment letters are subject to a number of closing conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change in us has occurred, and there can be no assurance that we will be able to obtain the senior credit facility on acceptable terms or at all.
In the Proposed Merger, CPA®:14 shareholders will be entitled to receive $11.50 per share, the “Merger Consideration,” which is equal to the estimated net asset value (“NAV”) per share of CPA®:14 as of September 30, 2010. The Merger Consideration will be paid to shareholders of CPA®:14, at their election, in either cash or a combination of a $1.00 per share special cash distribution and 1.1932 shares of our common stock, which equates to $10.50 based on our $8.80 per share NAV as of September 30, 2010. The advisor computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. Our board of directors and the board of directors of CPA®:14 each have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by us to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to us and CPA®:14, including the expected proceeds from the sales of certain assets by CPA®:14 (the “Asset Sales”) and a new $300.0 million senior credit facility, is not sufficient to enable us to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, WPC has agreed to purchase a sufficient number of shares of our common stock to enable us to pay such amounts to CPA®:14 shareholders.
In connection with the Proposed Merger, we propose to implement an UPREIT reorganization. The proposed UPREIT reorganization is an internal reorganization of our corporate structure into an umbrella partnership real estate investment trust, known as an UPREIT, to hold substantially all of our assets in an operating partnership.
Financing Activity — During 2010, we obtained mortgage financing totaling $36.9 million, inclusive of amounts attributable to noncontrolling interests of $14.5 million, primarily consisting of refinancing of debt.
Impairment Charges — During 2010, we incurred impairment charges totaling $10.9 million, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million (Note 10).
Net Asset Values — In connection with the Proposed Merger, our advisor calculated an interim NAV for us as of September 30, 2010. This interim valuation resulted in an estimated NAV of $8.80 per share, representing a 4.3% decline from our December 31, 2009 NAV of $9.20 per share.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 17 in the accompanying consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
CPA®:16 2010 10-K — 3

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
Our Portfolio
At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 384 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
United States
East	$35,623	19%	$10,786	24%
South	30,819	16	4,672	11
Midwest	24,972	13	1,415	3
West	20,727	11	2,332	5

Total U.S.	112,141	59	19,205	43

International
Europe (c)	71,257	37	25,181	57
Asia	4,263	2	—	—
Canada	2,674	2	—	—
Mexico	386	—	—	—

Total Non-U.S.	78,580	41	25,181	57

Total	$190,721	100%	$44,386	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Reflects investments in Finland, France, Germany, Hungary, Poland, Sweden, and the United Kingdom.
CPA®:16 2010 10-K — 4

Property Diversification
Information regarding our property diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent(a)	Base Rent	Base Rent(a)	Base Rent
Industrial	$75,223	39%	$6,125	14%
Retail	43,016	23	7,569	17
Warehouse/Distribution	36,666	19	627	1
Office	23,839	13	20,063	45
Other Properties (c)	11,977	6	10,002	23

Total	$190,721	100%	$44,386	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Other properties include hospitality properties, residential, and self-storage facilities as well as undeveloped land.
CPA®:16 2010 10-K — 5

Tenant Diversification
Information regarding our tenant diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry(a )	Base Rent(b)	Base Rent	Base Rent(b)	Base Rent
Retail trade	$52,102	27%	$7,612	17%
Chemicals, plastics, rubber, and glass	19,556	10	—	—
Automotive	13,903	7	314	1
Transportation — cargo	13,620	7	111	—
Healthcare, education and childcare	11,954	6	—	—
Telecommunications	10,135	5	—	—
Consumer non-durable goods	9,760	5	—	—
Construction and building	9,587	5	—	—
Beverages, food, and tobacco	8,557	5	—	—
Electronics	8,203	4	5,555	13
Business and commercial services	6,916	4	—	—
Hotels and gaming	6,549	4	—	—
Machinery	4,019	2	2,273	5
Grocery	3,653	2	—	—
Media: printing and publishing	2,116	1	6,690	15
Textiles, leather, and apparel	1,992	1	1,887	4
Aerospace and defense	1,405	1	1,455	3
Insurance	1,313	1	3,447	8
Buildings and real estate	—	—	6,497	15
Federal, state and local government	—	—	4,414	10
Transportation — personal	—	—	3,499	8
Other (d)	5,381	3	632	1

Total	$190,721	100%	$44,386	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(d)	Includes annualized contractual minimum base rent from tenants in our consolidated investments in the following industries: consumer services (1%), mining, metals and primary metal (1%) and utilities (1%). For our equity investments in real estate, Other consists of revenue from tenants in the mining, metals and primary metal industry.
CPA®:16 2010 10-K — 6

Lease Expirations
At December 31, 2010, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent(a)	Base Rent	Base Rent(a)	Base Rent
2011 - 2014	$—	—%	$4,954	11%
2015	498	—	3,447	8
2016	2,485	1	3,305	8
2017 - 2018	2,000	1	111	—
2019	5,217	3	4,414	10
2020 - 2023	48,667	26	1,041	2
2024 - 2026	37,798	20	18,981	43
2027 - 2029	40,980	21	4,475	10
2030 and thereafter	53,076	28	3,658	8

Total	$190,721	100%	$44,386	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third-party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006. While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs, such as the Proposed Merger, and/or with the advisor) or another transaction approved by our board of directors. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
CPA®:16 2010 10-K — 7

On December 13, 2010, we and CPA®:14 entered into a definitive agreement pursuant to which CPA®:14 will merge with and into one of our subsidiaries, subject to the approval of the shareholders. If the Proposed Merger is approved and the other closing conditions are satisfied, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2010, 97% of our mortgage financing bore interest at fixed rates. At December 31, 2010, substantially all of our variable-rate debt currently bears interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2010, scheduled balloon payments for the next five years were as follows (in thousands):

2011	$—	(a)
2012	—
2013	—
2014	61,589	(a)
2015	92,443	(a)

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $7.9 million in 2011, $102.5 million in 2014, and $47.9 million in 2015.
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise.
CPA®:16 2010 10-K — 8

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
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates.
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
CPA®:16 2010 10-K — 9

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
Investment Decisions — The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our NAV, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Richard C. Marston — Currently the James R.F. Guy professor of economics and finance at the University of Pennsylvania and its Wharton School.
CPA®:16 2010 10-K — 10

•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, BUWOG / ESG, a residential leasing and development company in Austria and IMMOFINANZ, a listed real estate company in Austria.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GMBH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Board of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG, Corealcredit Bank AG and MHB Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2010, Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) represented 19% of our total lease revenues, inclusive of noncontrolling interest.
NYT Real Estate Company, LLC is the tenant of a property pursuant to a net lease with our subsidiary, 620 Eighth NYT (NY) Limited Partnership, which was deemed to be a material equity investment for the year ended at December 31, 2009. Separate summarized combined financial information of 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership is included in Note 6 to the consolidated financial statements in this Report.
Competition
We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction.
As discussed in Item 1, Significant Developments during 2010, on December 13, 2010, we and CPA®:14 entered into a definitive agreement regarding the Proposed Merger, pursuant to which CPA®:14 will merge with and into one of our subsidiaries, subject to the approval of the shareholders of CPA®:14. The closing of the Proposed Merger is also subject to customary closing conditions, as well as the closing of the Asset Sales. The Asset Sales are contingent upon the satisfaction of all the closing conditions regarding the Proposed Merger.
CPA®:16 2010 10-K — 11

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
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940 (the “Investment Company Act”), we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See Our Portfolio above and Note 17 of the consolidated financial statements for financial information pertaining to our geographic operations.
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
CPA®:16 2010 10-K — 12

We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

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
The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business is still dependent on the speed and strength of that recovery, which cannot be predicted at the present time. To date, its effects on our business have primarily been that a number of tenants have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2010 reflected an improvement from 2008 and 2009.
Depending on the strength of the recovery, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels.
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value are subject, in part, to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2010, our directly owned real estate properties located outside of the U.S. represented 41% of current annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	changing governmental rules and policies;
•	enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;
•	expropriation;
CPA®:16 2010 10-K — 13

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
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has little or no expertise in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the Euro. We are also currently exposed to the British Pound Sterling, the Swedish krona, Canadian dollar, Thai baht and Malaysian ringgit. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
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
CPA®:16 2010 10-K — 14

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
The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.
Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Our five largest tenants/guarantors represented approximately 36%, 36% and 33% of total lease revenues in 2010, 2009 and 2008, respectively. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
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
CPA®:16 2010 10-K — 15

We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2009 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.
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
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our shareholders to the same extent that it has done so for prior programs.
CPA®:16 2010 10-K — 16

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
Our NAV is computed by the advisor relying in part on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based on our NAV, which is computed by the advisor relying in part upon an annual third-party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because NAV is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize NAV in connection with any liquidity event.
CPA®:16 2010 10-K — 17

Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The valuations that we obtain on our properties may be based on the values of the properties when the properties are leased. If the leases on the properties terminate, the values of the properties may fall significantly below the appraised value.
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
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have limited control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced.
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
CPA®:16 2010 10-K — 18

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
The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
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
CPA®:16 2010 10-K — 19

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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15%. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;
CPA®:16 2010 10-K — 20

•	liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and
•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this Report, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect both our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:16 2010 10-K — 21

Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. Additionally, in its investment properties project, the FASB is currently considering whether certain entities should measure investment property at fair value. As currently proposed, an entity would need to meet certain criteria related to its business purpose, activities, and capital structure to be within the scope of the guidance. Entities within the scope of the guidance would report all their investment properties at fair value on a recurring basis. We will assess the potential impact the adoption of these standards would have on our financial position and results of operations if we are required to adopt them.
While we maintain an exemption from the Investment Company Act, and are therefore not regulated as an investment company, we may be required to adopt fair value accounting provisions. Under these provisions, our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. Net tangible book value per share may be reduced by any declines in the fair value of our investments.
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
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on certain transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
Our board of directors has approved and recommended that our shareholders vote in favor of our Proposed Merger with CPA®:14; however, our board identified several potentially negative factors of the Proposed Merger.
If the Proposed Merger is consummated, a number of potentially negative factors may impact us, including the following:
•	The average lease maturity of our portfolio will be lowered from approximately 14.0 years to 11.6 years;
•	We will be more highly leveraged as a result of assuming CPA®:14’s outstanding debt and entering into a new $300.0 million senior credit facility;
CPA®:16 2010 10-K — 22

•	A new tenant, Carrefour France SAS, will represent approximately 5.6% our annualized lease revenue on a pro forma basis;
•	Adverse changes to CPA®:14’s portfolio subsequent to when the exchange ratio was set on September 30, 2010 could alter the value of CPA®:14’s assets but will not result in an adjustment of the fixed merger exchange ratio agreed between the parties;
•	If 50% of CPA®:14 shareholders elect to receive cash in the Proposed Merger, our annual interest expense would increase by approximately $8.7 million as a result of drawing down proceeds from the new senior credit facility;

•	If 50% or fewer of CPA®:14 shareholders elect to receive cash, the advisor might be required to purchase shares of our common stock to fund payment of such cash elections, which could result in the advisor owning approximately 14% of our outstanding common stock;
•	The greater the number of CPA®:14 shareholders who elect to receive our common stock, the more dilutive the Proposed Merger will be to our adjusted funds from operations; and
•	The advisor will earn significant fees and will continue to benefit from future significant asset management fees, incentive fees and termination fees, based on any appreciation in value, from the properties we acquire.
While we believe that the benefits of the Proposed Merger outweigh the potentially negative factors, if the benefits do not materialize as anticipated, the factors described above could adversely affect our results of operations, our NAV and our ability to pay future distributions.
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
CPA®:16 2010 10-K — 23

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Shareholders’ equity interests may be diluted.
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan or in the Proposed Merger to CPA®:14 shareholders and, in certain circumstances, to WPC, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to the advisor for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.
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

Item 4.	Removed and Reserved.
CPA®:16 2010 10-K — 24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2011, there were 34,688 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended December 31,
	2010	2009
First quarter	$0.1656	$0.1653
Second quarter	0.1656	0.1656
Third quarter	0.1656	0.1656
Fourth quarter	0.1656	0.1656

	$0.6624	$0.6621

Unregistered Sales of Equity Securities
For the three months ended December 31, 2010, we issued 319,978 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $9.20 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased(a)	paid per share	plans or programs(a)	plans or programs(a)
October			N/A	N/A
November			N/A	N/A
December	311,374	$8.18	N/A	N/A

Total	311,374

(a)	Represents shares of our common stock purchased by us through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:16 2010 10-K — 25

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands except per share data):

	Years ended December 31,
	2010	2009	2008	2007	2006
Operating Data (a)
Total revenues	$234,759	$232,904	$231,808	$160,452	$66,748
Income from continuing operations	51,702	29,596	46,648	56,867	29,803
Net income (b)	59,238	12,959	47,360	58,598	31,970
Add: Net (income) loss attributable to noncontrolling interests	(4,905)	8,050	(339)	(6,048)	(1,865)
Less: Net income attributable to redeemable noncontrolling interests	(22,326)	(23,549)	(26,774)	(18,346)	—

Net income (loss) attributable to CPA®16 - Global shareholders	32,007	(2,540)	20,247	34,204	30,105

Earnings (loss) per share:
Income from continuing operations attributable to CPA®:16 - Global shareholders	0.23	0.03	0.16	0.28	0.37
Net income (loss) attributable to CPA®:16 - Global shareholders	0.26	(0.02)	0.17	0.29	0.40

Cash distributions declared per share	0.6624	0.6621	0.6576	0.6498	0.6373

Balance Sheet Data
Total assets	$2,437,959	$2,889,005	$2,967,203	$3,081,869	$1,775,640
Net investments in real estate (c)	2,127,900	2,223,549	2,190,625	2,169,979	1,143,908
Long-term obligations (d)	1,371,948	1,454,851	1,453,901	1,445,734	662,762

Other Information
Cash provided by operating activities	$121,340	$119,879	$117,435	$120,985	$52,255
Cash distributions paid	82,013	80,778	79,011	72,551	41,227
Payment of mortgage principal (e)	21,613	18,747	15,487	18,053	6,397

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Net income in 2010, 2009 and 2008 reflected impairment charges totaling $10.9 million, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million, $59.6 million, inclusive of amounts attributable to noncontrolling interests totaling $12.8 million, and $4.0 million, respectively.

(c)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(d)	Represents non-recourse mortgage obligations and deferred acquisition fee installments.

(e)	Represents scheduled mortgage principal payments.
CPA®:16 2010 10-K — 26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor. In addition, as discussed in Item 1, Significant Developments during 2010, on December 13, 2010, we and CPA®:14 entered into a definitive agreement pursuant to which CPA®:14 will merge with and into one of our subsidiaries, subject to the approval of the shareholders of CPA®:14. The closing of the Proposed Merger is also subject to customary closing conditions, among other things.
Financial Highlights
(In thousands)

	Years ended December 31,
	2010	2009	2008
Total revenues	$234,759	$232,904	$231,808
Net income (loss) attributable to CPA®:16 - Global shareholders	32,007	(2,540)	20,247
Cash flow from operating activities	121,340	119,879	117,435

Distributions paid	82,013	80,778	79,011

Supplemental financial measures:
Funds from operations - as adjusted (AFFO)	$78,349	$77,009	$75,762
Adjusted cash flow from operating activities	114,583	114,225	115,875
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues increased slightly in 2010 as compared to 2009. The increase in lease revenue, which was primarily the result of the full year impact of our investment in Tesco plc, as well as the increase in revenue from our domestic hotel ventures, was substantially offset by a decrease in interest income on notes receivable on Hellweg 2 due to the exercise of a purchase option.
Net income attributable to CPA®:16 — Global shareholders for the year ended December 31, 2010 reflected a reduction in the level of impairment charges recognized as compared to 2009. During 2010, we recognized impairment charges of $10.9 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, while in 2009 we recognized impairment charges of $59.6 million, inclusive of amounts attributable to noncontrolling interests of $12.8 million.
Our quarterly cash distribution remained at $0.1656 per share for the fourth quarter of 2010, or $0.66 per share on an annualized basis.
CPA®:16 2010 10-K — 27

Our AFFO supplemental measure for the year ended December 31, 2010, as compared to 2009, increased by $1.3 million, primarily as a result of the full year impact of our 2009 investment activity. For the year ended December 31, 2010 as compared to 2009, our adjusted cash flow from operating activities supplemental measure remained relatively unchanged.
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
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2010, the Euro weakened primarily as a result of sovereign debt issues in several European countries. Investments denominated in the Euro accounted for approximately 35% of our annualized contractual minimum base rent for 2010. During 2010, the U.S. dollar strengthened against the Euro, as the average conversion rate for the U.S. dollar in relation to the Euro decreased by 5% in comparison to 2009. Additionally, the end-of-period conversion rate of the Euro at December 31, 2010 decreased 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at December 31, 2010 as compared to our balance sheet at December 31, 2009. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
We have recently seen evidence of a gradual improvement in capital market conditions including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the year ended December 31, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
CPA®:16 2010 10-K — 28

Net Asset Values
The advisor generally calculates our NAV per share on an annual basis. To make this calculation the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our NAV per share at September 30, 2010, which was calculated in connection with the Proposed Merger, decreased to $8.80, a 4.3% decline from our December 31, 2009 NAV per share of $9.20.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact net asset values and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no tenants operating under bankruptcy protection. Our experience for the year ended December 31, 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009, when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate.
To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, despite recent signs of inflationary pressure, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At December 31, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy was 99% at December 31, 2010, unchanged from December 31, 2009.
CPA®:16 2010 10-K — 29

Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether the proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact of such conclusion on our financial statements. During 2010, we deconsolidated a subsidiary that leased property to Goertz & Schiele Corp. which had total assets and liabilities of $7.5 million and $14.5 million, respectively, and recognized a gain in the amount of $7.1 million.
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
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.
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
CPA®:16 2010 10-K — 30

Results of Operations
Our results of operations continue to be significantly impacted by a transaction from April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership, less adjustments. The note receivable has a principal balance of $21.8 million, inclusive of our affiliates’ noncontrolling interest of $16.2 million at December 31, 2010. Our total effective ownership interest in the ventures is 26%. We consolidate the ventures in our financial statements under current accounting guidance. The total cost of the interests in these ventures was $446.4 million, inclusive of our affiliates’ noncontrolling interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse mortgage financing of $378.6 million, inclusive of our affiliates’ noncontrolling interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years.
Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by our affiliates’ noncontrolling interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our results of operations. However, the transaction has a significant impact on many of the components of our results of operations, as described below. Based on the exchange rate of the Euro at December 31, 2010, this transaction generated property level cash flow from operations (revenues less interest expense) of $11.9 million, inclusive of amounts attributable to noncontrolling interests of $8.8 million, during 2010.
The following table presents the components of our lease revenue (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental income	$153,755	$149,839	$146,963
Interest income from direct financing leases	27,101	27,448	28,864

	$180,856	$177,287	$175,827

CPA®:16 2010 10-K — 31

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
Lessee	2010	2009	2008
Hellweg 2 (a) (b)	$34,408	$35,889	$37,128
Telcordia Technologies, Inc.	9,799	9,371	9,311
Tesco plc (a)(b)(c)	7,337	3,420	—
Nordic Cold Storage LLC (d)	6,923	6,830	6,257
Berry Plastics Corporation (b)	6,666	6,641	6,651
The Talaria Company (Hinckley) (b) (e)	5,506	4,133	4,984
Fraikin SAS (a) (f)	5,340	5,935	5,888
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a) (g)	4,853	4,715	6,365
International Aluminum Corp. and United States Aluminum of Canada, Ltd. (a)	4,574	4,518	4,454
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a)	4,342	3,903	4,109
Huntsman International, LLC	4,027	4,027	4,027
Best Brands Corp.(h)	4,027	3,995	3,129
Ply Gem Industries, Inc. (a)	3,947	3,884	3,834
Bob’s Discount Furniture, LLC	3,629	3,564	3,538
TRW Vehicle Safety Systems Inc.	3,568	3,568	3,568
Kings Super Markets Inc.	3,544	3,416	3,416
Universal Technical Institute of California, Inc.	3,506	3,418	3,418
Finisar Corporation	3,287	3,287	3,224
Performance Fibers GmbH (a)	3,204	3,408	3,531
Dick’s Sporting Goods, Inc. (b)	3,141	3,141	3,141
Other (a) (b)	55,228	56,224	55,854

	$180,856	$177,287	$175,827

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior year periods, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $42.4 million, $41.8 million and $38.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)	This investment was acquired in July 2009.

(d)	The increase from 2008 to 2009 was due to a CPI-based (or equivalent) rent increase.

(e)	During the second half of 2009, we entered into a lease amendment with the tenant to defer certain rental payments, which resulted in a decrease to lease revenue for 2009 as compared to 2008. This deferral period extended through August 2010, however rental payments were gradually increased throughout 2010 which resulted in an increase to lease revenue for 2010 as compared to 2009.

(f)	The decrease in 2010 was due to a CPI-based (or equivalent) rent decrease.

(g)	Inclusive of an out-of-period adjustment of $1.8 million in 2008 (Note 2).

(h)	We acquired our interest in this investment in March 2008.
CPA®:16 2010 10-K — 32

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2010	2010	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	31%	$32,486	$30,589	$28,541
The New York Times Company (b)	27%	26,768	21,751	—
OBI A.G. (c)	25%	16,006	16,637	17,317
Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 1”)(c)	25%	14,272	14,881	15,155
Pohjola Non-life Insurance Company (c)	40%	8,797	9,240	9,343
TietoEnator Plc (c)	40%	8,223	8,636	8,790
Police Prefecture, French Government (c)	50%	8,029	8,272	8,109
Schuler A.G. (c)	33%	6,208	6,568	6,802
Frontier Spinning Mills, Inc. (b)	40%	4,464	4,469	12
Thales S.A. (c) (d)	35%	4,165	9,357	14,240
Actebis Peacock GmbH. (b) (c)	30%	3,968	4,143	2,065
Consolidated Systems, Inc.	40%	1,831	1,831	1,831
Actuant Corporation (c)	50%	1,745	1,856	1,905
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (c) (e)	33%	1,347	2,000	2,703

		$138,309	$140,230	$116,813

(a)	The increase was due to a CPI-based (or equivalent) rent increase.

(b)	We acquired our interest in the New York Times Company venture in March 2009, our interest in the Frontier Spinning Mills venture in December 2008 and our interest in the Actebis Peacock venture in July 2008.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior year periods, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(d)	The venture sold four of the five properties leased to Thales in July 2009.

(e)	The venture formerly leased two properties to Lindenmaier. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income. In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier, and in August 2010, MSR Technologies GmbH took over the Lindenmaier business and entered into a new lease with the venture.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in foreign currency exchange rates. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenue increased by $3.6 million. Lease revenues increased by $3.9 million as a result of the full-year impact of our investment in Tesco plc entered into during July 2009 and $1.5 million due to build-to-suit transactions placed into service during 2009 and 2010. Scheduled rent increases and financing lease adjustments also resulted in a net increase of $1.3 million. These increases were partially offset by fluctuations in foreign currency exchange rates (primarily the Euro), which had a negative impact on lease revenues of $2.6 million, as well as lower rental income recognized from a lease we entered into in the first quarter of 2010 with SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., which resulted in a decrease to lease revenue of $0.8 million.
CPA®:16 2010 10-K — 33

2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues increased by $1.5 million. Lease revenues increased by $6.3 million from investments entered into during 2009 and 2008 and by $3.8 million as a result of scheduled rent increases at several properties during the same periods. These increases were substantially offset by the negative impact of fluctuations in foreign currency exchange rates (primarily the Euro), which reduced lease revenues by $4.7 million, as well as sales of properties and lease restructurings during 2009, which reduced lease revenues by $2.0 million. In addition, lease revenues in 2008 included an out-of-period adjustment of $1.8 million (Note 2).
Interest Income on Notes Receivable
The Hellweg 2 transaction contributed interest income of $24.2 million and $27.1 million in 2010 and 2009, respectively, inclusive of noncontrolling interests of $18.0 million and $20.2 million, respectively. For the year ended December 31, 2010 as compared to 2009, interest income on notes receivable decreased $2.8 million as a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010. See Note 5.
Depreciation and Amortization
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization increased by $1.5 million, primarily from depreciation of $2.4 million related to the July 2009 Tesco investment and build-to-suit investments placed into service during 2010 and 2009. This increase was partially offset by the impact of fluctuations in foreign currency exchange rates of $0.4 million and the full amortization of certain intangible assets of $0.3 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization expense increased by $2.2 million, primarily due to investments entered into or placed into service during 2009 and 2008.
Property Expenses
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses decreased by $3.0 million, primarily due to a decrease in uncollected rent expense as a result of improved financial conditions of certain tenants in the automotive industry.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses increased by $0.7 million, primarily due to an increase in uncollected rent expense as a result of a higher number of tenants experiencing financial difficulties.
General and Administrative
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expenses increased by $1.4 million, primarily due to an increase in business development costs. The increase in business development costs is largely a result of charges incurred in connection with the Proposed Merger.
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
CPA®:16 2010 10-K — 34

Impairment Charges
For the years ended December 31, 2010, 2009 and 2008, we incurred impairment charges in our continuing real estate assets totaling $9.8 million, $30.3 million and $0.9 million, respectively. The table below summarizes these impairment charges (in thousands):

	Years ended December 31,
Lessee	2010	2009	2008	Reason
The Talaria Company (Hinckley)	$8,238	$—	$—	Potential sale
Foss Manufacturing	—	15,985	—	Tenant experiencing financial difficulties
SaarOTEC (formerly Görtz & Schiele GmbH)	—	6,779	—	Tenant filed for bankruptcy
John McGavigan Ltd.	—	5,294	—	Tenant filed for bankruptcy
Various lessees	1,570	2,279	890	Decline in guaranteed residual values

Impairment charges included in expenses	$9,808	$30,337	$890

See Income from Equity Investments in Real Estate and Discontinued Operations below for additional impairment charges incurred.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $3.7 million. Our loss from Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) decreased $2.9 million, primarily as a result of a reduction of $2.4 million in other-than-temporary impairment charges recognized during 2010 as compared to 2009. Our share of income from the U-Haul Moving Partners, Inc. and Mercury Partners, LP venture increased $0.7 million, primarily due to a CPI-based rent increase.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate increased by $5.1 million. Our investment in The New York Times transaction in March 2009 contributed income of $5.4 million and our investment in the Frontier Spinning Mills transaction in December 2008 contributed income of $1.4 million during 2009. This income was partially offset by net other-than-temporary impairment charges totaling $3.6 million on two equity investments, including $2.6 million recorded during 2009 on our Lindenmaier A.G. (now Barth Europa Transporte e.K/MSR Technologies GmbH) investment as a result of the tenant filing for bankruptcy.
Other Interest Income
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other interest income decreased by $3.9 million, primarily due to lower average cash balances as a result of our real estate investment activity during 2008 and 2009 and lower rates of return earned on our cash balances during 2009, reflecting market conditions.
Gain on Extinguishment of Debt
In February 2009, Berry Plastics Corporation, a venture in which we and an affiliate each hold 50% interests, and which we consolidate, repaid its existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.
Income (Loss) from Discontinued Operations
2010 — During 2010, we recognized income from discontinued operations of $7.5 million, primarily due to the recognition of a $7.1 million gain on the deconsolidation of Goertz & Schiele Corp. recognized during the first quarter of 2010.
CPA®:16 2010 10-K — 35

2009 — During 2009, we recognized a loss from discontinued operations of $16.6 million, primarily due to impairment charges recognized of $15.7 million on the Goertz & Schiele Corp. property, $5.1 million on the Metals America property, $2.9 million on a Görtz & Schiele GmbH property and $1.9 million on the Valley Diagnostic property. These charges were partially offset by a net gain on property sales of $7.6 million on the Metals America and Holopack properties and a gain on extinguishment of debt of $2.3 million on the Metals America property.
Net Income (Loss) Attributable to CPA®:16 — Global Shareholders
2010 vs. 2009 — For the year ended December 31, 2010, the resulting net income attributable to CPA®:16 — Global shareholders was $32.0 million as compared to a net loss of $2.5 million for 2009.
2009 vs. 2008 — For the year ended December 31, 2009, the resulting net loss attributable to CPA®:16 — Global shareholders was $2.5 million as compared to net income of $20.2 million for 2008.
Funds from Operations — as Adjusted (AFFO)
AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO increased by $1.3 million, primarily as a result of the full year impact of our 2009 investment activity.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, AFFO increased by $1.2 million, primarily as a result of the aforementioned increases in results of operations as generated from our investment activity.
Financial Condition
Sources and Uses of Cash During the Year
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
Operating Activities
During 2010, we used cash flows from operating activities of $121.3 million, primarily to fund distributions to shareholders of $51.4 million, excluding $30.6 million in dividends that were reinvested by shareholders of our common stock through our dividend reinvestment and stock purchase plan. We also made scheduled mortgage principal payments of $21.6 million and paid distributions to noncontrolling interests partners of $37.6 million. We also used cash distributions received from equity investments in real estate in excess of equity income of $5.2 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2010, the advisor elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $11.8 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During 2010, we used $24.3 million primarily to fund construction costs for a build-to-suit project and an expansion project. The build-to-suit project was placed into service in September 2010. We also used $7.8 million to provide financing to the developer of a domestic build-to-suit project. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.3 million.
CPA®:16 2010 10-K — 36

Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests during 2010, we used $29.0 million to prepay a non-recourse mortgage loan with a variable interest rate, which we refinanced with new non-recourse debt of $29.0 million at a fixed interest rate and a term of ten years. We also obtained mortgage financing of $7.9 million on an international property, which bears interest at a fixed rate but has an interest rate reset feature and a term of 10 years. Also, we used $15.4 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. At December 31, 2010, redemptions totaled approximately 1.5% of total shares outstanding. In addition, our ability to effect redemptions is subject to our having available cash to do so. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or if the shares offered for redemption in a quarter would exceed the 5% limitation, shares will be redeemed on a pro rata basis, subject in all cases to the discretion of our board of directors. Requests not fulfilled in a quarter and not revoked by the shareholder will automatically be carried forward to the next quarter, unless our board of directors determines otherwise, and will receive priority over requests made in the relevant quarter.
For the year ended December 31, 2010, we received requests to redeem 1,818,246 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.49. We funded share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP financial measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities was relatively unchanged in 2010 compared to 2009, increasing $0.4 million from $114.2 million for the year ended December 31, 2009 as compared to $114.6 million for 2010.
CPA®:16 2010 10-K — 37

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2010	2009
Balance
Fixed rate	$1,331,869	$1,385,550
Variable rate (a)	37,379	60,339

Total	$1,369,248	$1,445,889

Percent of total debt
Fixed rate	97%	96%
Variable rate (a)	3%	4%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.9%	5.9%
Variable rate (a)	5.6%	6.0%

(a)	Variable-rate debt at December 31, 2010 included (i) $3.8 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument and (ii) $33.6 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. At December 31, 2010, we have one non-recourse mortgage loan obligation with an interest reset feature that is scheduled to reset to 5.32% in the first quarter of 2011. No other interest rate resets or expirations of interest rate swaps or caps are scheduled to occur during the next twelve months.
Cash Resources
At December 31, 2010, our cash resources consisted of cash and cash equivalents of $59.0 million. Of this amount, $40.0 million, at then-current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $190.9 million although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During 2011, we expect that cash requirements will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage principal payments and funding expansion commitments that we currently estimate to total $3.6 million, as well as other normal recurring operating expenses. We have no balloon payments due on our consolidated investments until 2014; however, our share of balloon payments due in 2011 on our unconsolidated ventures totals $7.9 million. See below for cash requirements related to the Proposed Merger.
Expected Impact of Proposed Merger
If approved, we currently expect the Proposed Merger to have the following impact on our liquidity and results of operations beginning in the second quarter of 2011; however there can be no assurance that these transactions will be completed during this time frame or at all.
Our board of directors and the board of directors of CPA®:14 each have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by us to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to us and CPA®:14, including the expected proceeds from the sale of certain assets by CPA®:14 and a new $300.0 million senior credit facility, is not sufficient to enable us to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, WPC has agreed to purchase a sufficient number of shares of our stock from us to enable us to pay such amounts to CPA®:14 shareholders.
CPA®:16 2010 10-K — 38

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal (a)	$1,369,248	$25,685	$58,927	$218,080	$1,066,556
Deferred acquisition fees — Principal	2,700	1,911	789	—	—
Interest on borrowings and deferred acquisition fees (b)	530,317	80,178	156,047	141,109	152,983
Subordinated disposition fees (c)	1,013	—	—	1,013	—
Build-to-suit commitments (d)	3,622	3,622	—	—	—
Operating and other lease commitments (e)	54,422	1,744	3,508	3,490	45,680

	$1,961,322	$113,140	$219,271	$363,692	$1,265,219

(a)	Excludes $2.0 million of unamortized discount on a non-recourse loan that we purchased back from the lender.

(b)	Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at December 31, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Represents the remaining commitment on two expansion projects.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $8.5 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2010. At December 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Proposed Merger
On December 13, 2010, we and CPA®:14 entered into a definitive agreement regarding the Proposed Merger. We have also agreed to use our reasonable best efforts to obtain a $300.0 million senior credit facility in order to pay for cash elections in the Proposed Merger. We entered into commitment letters with five lenders in connection with this potential debt financing; however, the commitment letters are subject to a number of closing conditions, including the lenders’ satisfactory completion of due diligence and determination that no material adverse change in us has occurred, and there can be no assurance that we will be able to obtain the credit facility on acceptable terms or at all.
In the Proposed Merger, CPA®:14 shareholders will be entitled to receive $11.50 per share, the “Merger Consideration,” which is equal to the NAV per share of CPA®:14 as of September 30, 2010. The Merger Consideration will be paid to shareholders of CPA®:14, at their election, in either cash or a combination of a $1.00 per share special cash distribution and 1.1932 shares of our common stock, which equates to $10.50 based on our $8.80 per share NAV as of September 30, 2010. The advisor computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. Our board of directors and the board of directors of CPA®:14 each have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by us to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to us and CPA®:14, including the expected proceeds from the sales of certain assets by CPA®:14 and a new $300.0 million senior credit facility, is not sufficient to enable us to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, WPC has agreed to purchase a sufficient number of shares of our common stock to enable us to pay such amounts to CPA®:14 shareholders.
CPA®:16 2010 10-K — 39

Hellweg 2 Transaction
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
In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. As of the date of this Report, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. At December 31, 2010, our total effective ownership interest in the ventures was 26%.
Upon exercise of the relevant purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2010 (based on the exchange rate of the Euro at that date), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $0.5 million, with our share approximating $0.1 million.
CPA®:16 2010 10-K — 40

Equity Investments in Real Estate
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third-	Debt
Lessee	December 31, 2010	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$22,977	$23,604	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	286,824	160,191	5/2014
Actuant Corporation (a)	50%	16,716	10,855	5/2014
TietoEnator Plc (a)	40%	88,018	68,321	7/2014
The New York Times Company	27%	241,845	116,684	9/2014
Pohjola Non-life Insurance Company (a)	40%	93,439	78,068	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	179,610	94,381	5/2015
Actebis Peacock GmbH. (a)	30%	47,354	29,095	7/2015
Frontier Spinning Mills, Inc.	40%	39,267	22,986	8/2016
Consolidated Systems, Inc.	40%	16,794	11,369	11/2016
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	17,081	11,583	10/2017
OBI A.G. (a)	25%	189,520	155,356	3/2018
Police Prefecture, French Government (a)	50%	98,406	82,882	8/2020
Schuler A.G. (a)	33%	68,198	—	N/A

		$1,406,049	$865,375

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at December 31, 2010.
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
CPA®:16 2010 10-K — 41

Classification of Real Estate Leases
We classify our leases for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets related to leases classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of leases may have a significant impact on net income even though it has no effect on cash flows.
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
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals.
CPA®:16 2010 10-K — 42

Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (ii) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
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
Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
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
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases, if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
CPA®:16 2010 10-K — 43

Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income (“OCI”). Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 69% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:16 2010 10-K — 44

Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects are capitalized. Interest capitalized in 2010, 2009 and 2008 was $2.8 million, $2.4 million and $2.4 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
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
We have elected to treat certain of our corporate subsidiaries as a TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Our TRS subsidiaries own hotels that are managed on our behalf by third-party hotel management companies.
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
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain supplemental non-GAAP measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
CPA®:16 2010 10-K — 45

Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss as computed in accordance with GAAP excluding depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses on extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or “AFFO”, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income, as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:16 2010 10-K — 46

FFO and AFFO for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	Years ended December 31,
	2010	2009	2008

Net income (loss) attributable to CPA®:16 - Global shareholders	$32,007	$(2,540)	$20,247
Adjustments:
Depreciation and amortization of real property	48,368	48,206	45,757
Loss (gain) on sale of real estate	78	(7,634)	(136)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	8,563	9,470	10,292
Gain on sale of real estate	—	(3,958)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(10,457)	(10,413)	(9,102)

Total adjustments	46,552	35,671	46,811

FFO — as defined by NAREIT	78,559	33,131	67,058

Adjustments:
Gain on deconsolidation of subsidiary	(7,082)	—	—
Gain on extinguishment of debt	(879)	(8,825)	—
Other depreciation, amortization and non-cash charges	237	413	3,368
Straight-line and other rent adjustments	(260)	1,227	(1,732)
Impairment charges	9,808	55,958	890
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	—	(163)	117
Straight-line and other rent adjustments	(247)	(178)	457
Impairment charges	1,046	5,065	3,071
Loss on extinguishment of debt	—	726	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(2,833)	(10,345)	2,533

Total adjustments	(210)	43,878	8,704

AFFO	$78,349	$77,009	$75,762

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
CPA®:16 2010 10-K — 47

Adjusted cash flow from operating activities for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Cash flow provided by operating activities	$121,340	$119,879	$117,435
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	5,245	8,645	10,721
Distributions paid to noncontrolling interests, net	(11,755)	(15,585)	(5,980)
Changes in working capital(a)	(247)	1,286	(6,301)

Adjusted cash flow from operating activities	$114,583	$114,225	$115,875

Distributions declared	$82,556	$81,322	$79,776

(a)	In 2009, an adjustment to exclude the impact of escrow funds was introduced to our adjusted cash flow from operating activities supplemental measure, as more often than not these funds are released to the lender.
While we believe our FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
CPA®:16 2010 10-K — 48

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
We do not generally use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
Interest Rate Risk
The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the net fair value of our interest rate swap, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.4 million at December 31, 2010. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $9.5 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at December 31, 2010.
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the years ended December 31, 2010, 2009 and 2008, the embedded credit derivatives generated unrealized losses of $0.8 million, $1.1 million and $3.4 million, inclusive of noncontrolling interest of $0.6 million, $0.8 million and $2.7 million, respectively. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
CPA®:16 2010 10-K — 49

At December 31, 2010, substantially all of our non-recourse debt either bore interest at fixed rates or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at December 31, 2010 ranged from 4.4% to 7.7%. The annual interest rates on our variable-rate debt at December 31, 2010 ranged from 5.2% to 6.7%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$25,069	$27,191	$30,275	$93,534	$122,779	$1,033,021	$1,331,869	$1,278,751
Variable rate debt	$616	$706	$755	$848	$919	$33,535	$37,379	$36,017
The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2010 by an aggregate increase of $70.1 million or an aggregate decrease of $65.6 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. As more fully described in Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the tables above bore interest at fixed rates at December 31, 2010 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points in their term.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. For 2010, Hellweg 2, which leases properties in Germany, contributed 19% of lease revenues, inclusive of noncontrolling interests. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For 2010, we recognized net realized foreign currency gains of $0.4 million and net unrealized foreign currency losses of less than $0.1 million. These gains and losses are included in Other income and expenses in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on deposits held for new investments and accrued interest receivable on notes receivable from wholly-owned subsidiaries.
We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The estimated fair value of our foreign currency collar, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was $0.1 million at December 31, 2010.
We have obtained non-recourse mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues(a)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$65,990	$66,062	$66,147	$66,147	$66,143	$772,618	$1,103,107
British pound sterling	4,726	4,783	4,851	4,919	4,667	69,841	93,787
Other foreign currencies (b)	7,692	7,695	7,694	7,694	7,692	53,584	92,051

	$78,408	$78,540	$78,692	$78,760	$78,502	$896,043	$1,288,945

CPA®:16 2010 10-K — 50

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt service(a)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$40,444	$40,618	$41,515	$81,581	$43,931	$512,836	$760,925
British pound sterling	2,825	2,835	2,838	15,348	7,045	19,223	50,114
Other foreign currencies (b)	4,761	4,818	4,768	12,892	9,577	29,459	66,275

	$48,030	$48,271	$49,121	$109,821	$60,553	$561,518	$877,314

(a)	Based on the applicable exchange rate at December 31, 2010. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Other currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona and the Thai baht.
As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014. In 2014, balloon payments totaling $61.6 million are due on several non-recourse mortgage loans. We anticipate that, by 2014, we will seek to refinance certain of these loans or will use existing cash resources to make these payments, if necessary.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.3 million.
CPA®:16 2010 10-K — 51

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedules are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:16 2010 10-K — 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 16 — Global Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 - Global Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 30, 2011
CPA®:16 2010 10-K — 53

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $428,061 and $454,311, respectively)	$1,730,421	$1,696,872
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 for both periods presented)	84,772	83,718
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $38,981 and $30,292, respectively)	(155,580)	(118,833)

Net investments in properties	1,659,613	1,661,757
Real estate under construction	—	61,588
Net investment in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $49,705 and $52,521, respectively)	318,233	342,055
Assets held for sale	440	—
Equity investments in real estate and other	149,614	158,149

Net investments in real estate	2,127,900	2,223,549
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $21,805 and $337,397, respectively)	55,504	362,707
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $17,195 and $14,199, respectively)	59,012	83,985
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $25,900 and $29,209, respectively)	149,082	162,432
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $7,840 and $12,339, respectively)	15,962	21,586
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $3,506 and $7,908, respectively)	30,499	34,746

Total assets	$2,437,959	$2,889,005

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $426,783 and $463,309, respectively)	$1,369,248	$1,445,889
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $10,241 and $14,189, respectively)	30,875	36,290
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,137 and $12,476, respectively)	57,095	58,063
Due to affiliates	7,759	14,193
Distributions payable	20,826	20,346

Total liabilities	1,485,803	1,574,781

Redeemable noncontrolling interests	21,805	337,397

Commitments and contingencies (Note 12)
Equity:
CPA®:16 — Global shareholders’ equity:
Common stock, $.001 par value; 250,000,000 shares authorized; 134,708,674 and 129,995,172 shares issued, respectively	135	130
Additional paid-in capital	1,216,565	1,174,230
Distributions in excess of accumulated earnings	(275,948)	(225,462)
Accumulated other comprehensive income	(8,460)	5,397

	932,292	954,295
Less, treasury stock at cost, 8,952,317 and 7,134,071 shares, respectively	(81,080)	(65,636)

Total CPA ® :16 — Global shareholders’ equity	851,212	888,659

Noncontrolling interests	79,139	88,168

Total equity	930,351	976,827

Total liabilities and equity	$2,437,959	$2,889,005

See Notes to Consolidated Financial Statements.
CPA®:16 2010 10-K — 54

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2010	2009	2008
Revenues
Rental income	$153,755	$149,839	$146,963
Interest income from direct financing leases	27,101	27,448	28,864
Interest income on notes receivable	25,955	28,796	29,478
Other real estate income	24,815	23,660	23,375
Other operating income	3,133	3,161	3,128

	234,759	232,904	231,808

Operating Expenses
Depreciation and amortization	(48,706)	(47,213)	(45,011)
Property expenses	(29,280)	(32,317)	(31,586)
Other real estate expenses	(18,697)	(18,064)	(19,377)
General and administrative	(10,423)	(9,057)	(12,521)
Impairment charges	(9,808)	(30,337)	(890)

	(116,914)	(136,988)	(109,385)

Other Income and Expenses
Income from equity investments in real estate	17,573	13,837	8,769
Other interest income	268	217	4,083
Gain on extinguishment of debt	—	6,512	—
Other income and (expenses)	88	(734)	(1,822)
Interest expense	(79,225)	(80,358)	(82,636)

	(61,296)	(60,526)	(71,606)

Income before income taxes	56,549	35,390	50,817
Provision for income taxes	(4,847)	(5,794)	(4,169)

Income from continuing operations	51,702	29,596	46,648

Discontinued Operations
Income from operations of discontinued properties	(425)	(963)	712
Gain on deconsolidation of a subsidiary	7,082	—	—
Gain on sale of real estate	—	7,634	—
Gain on extinguishment of debt	879	2,313	—
Impairment charges	—	(25,621)	—

Income (loss) from discontinued operations	7,536	(16,637)	712

Net Income	59,238	12,959	47,360

Add: Net (income) loss attributable to noncontrolling interests	(4,905)	8,050	(339)
Less: Net income attributable to redeemable noncontrolling interests	(22,326)	(23,549)	(26,774)

Net Income (Loss) Attributable to CPA®16 — Global Shareholders	$32,007	$(2,540)	$20,247

Earnings (Loss) Per Share
Income from continuing operations attributable to CPA®16 — Global shareholders	$0.23	$0.03	$0.16
Income (loss) from discontinued operations attributable to CPA®16 — Global shareholders	0.03	(0.05)	0.01

Net income (loss) attributable to CPA®16 — Global shareholders	$0.26	$(0.02)	$0.17

Weighted Average Shares Outstanding	124,631,975	122,824,957	121,314,180

Amounts Attributable to CPA®16 — Global Shareholders
Income from continuing operations, net of tax	28,001	4,055	19,095
Income (loss) from discontinued operations, net of tax	4,006	(6,595)	1,152

Net income (loss)	$32,007	$(2,540)	$20,247

See Notes to Consolidated Financial Statements.
CPA®:16 2010 10-K — 55

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Net Income	$59,238	$12,959	$47,360
Other Comprehensive (Loss) Income:
Foreign currency translation adjustment	(34,540)	11,613	(44,188)
Change in unrealized loss on derivative instruments	(1,316)	(900)	(3,968)
Change in unrealized gain (loss) on marketable securities	29	(28)	55

	(35,827)	10,685	(48,101)

Comprehensive income (loss)	23,411	23,644	(741)

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(4,905)	8,050	(339)
Foreign currency translation adjustment	3,628	(1,860)	3,459
Change in unrealized gain on derivative instruments	13	(13)	—

Comprehensive (income) loss attributable to noncontrolling interests	(1,264)	6,177	3,120

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(22,326)	(23,549)	(26,774)
Foreign currency translation adjustment	18,329	(5,555)	14,877

Comprehensive income attributable to redeemable noncontrolling interests	(3,997)	(29,104)	(11,897)

Comprehensive Income (Loss) Attributable to CPA®16 — Global Shareholders	$18,150	$717	$(9,518)

See Notes to Consolidated Financial Statements.
CPA®:16 2010 10-K — 56

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share amounts)

				Distributions	Accumulated		Total
			Additional	in Excess of	Other		CPA®:16 -
		Common	Paid-in	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Income (Loss)	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	119,067,110	$121	$1,085,506	$(82,481)	$31,905	$(13,954)	$1,021,097	$73,555	$1,094,652
Shares issued $.001 par, at $10 per share, net of offering costs	3,543,833	3	32,220				32,223		32,223
Shares, $.001 par, issued to the advisor at $10 per share	1,240,982	1	12,409				12,410		12,410
Distributions declared ($0.6576 per share)				(79,704)			(79,704)		(79,704)
Contributions							—	24,396	24,396
Distributions to noncontrolling interests							—	(8,122)	(8,122)
Net income				20,247			20,247	339	20,586
Other comprehensive income (loss):
Foreign currency translation adjustment					(25,852)		(25,852)	(3,459)	(29,311)
Change in unrealized loss on derivative instruments					(3,968)		(3,968)	—	(3,968)
Change in unrealized gain (loss) on marketable securities					55		55		55
Repurchase of shares	(1,786,275)					(16,612)	(16,612)		(16,612)

Balance at December 31, 2008	122,065,650	125	1,130,135	(141,938)	2,140	(30,566)	959,896	86,709	1,046,605

Shares issued $.001 par, at $9.80 and $10.00 per share, net of offering costs	3,440,053	4	32,257				32,261		32,261
Shares, $.001 par, issued to the advisor at $9.80 per share	1,202,996	1	11,838				11,839		11,839
Distributions declared ($0.6621 per share)				(80,984)			(80,984)		(80,984)
Contributions							—	24,884	24,884
Distributions to noncontrolling interests							—	(17,248)	(17,248)
Net income				(2,540)			(2,540)	(8,050)	(10,590)
Other comprehensive income (loss):
Foreign currency translation adjustment					4,198		4,198	1,860	6,058
Change in unrealized loss on derivative instruments					(913)		(913)	13	(900)
Change in unrealized gain (loss) on marketable securities					(28)		(28)		(28)
Repurchase of shares	(3,847,598)					(35,070)	(35,070)		(35,070)

Balance at December 31, 2009	122,861,101	130	1,174,230	(225,462)	5,397	(65,636)	888,659	88,168	976,827

Shares issued $.001 par, at $9.80 and $9.20 per share, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares, $.001 par, issued to the advisor at $9.20 per share	1,277,511	1	11,752				11,753		11,753
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Contributions							—	417,458	417,458
Distributions to noncontrolling interests							—	(427,751)	(427,751)
Net income				32,007			32,007	4,905	36,912
Other comprehensive income (loss):
Foreign currency translation adjustment					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Change in unrealized gain (loss) on marketable securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)

Balance at December 31, 2010	125,756,357	$135	$1,216,565	$(275,948)	$(8,460)	$(81,080)	$851,212	$79,139	$930,351

See Notes to Consolidated Financial Statements.
CPA®:16 2010 10-K — 57

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2010	2009	2008
Cash Flows — Operating Activities
Net income	$59,238	$12,959	$47,360
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	49,664	49,348	47,800
Straight-line rent adjustments, amortization of rent-related intangibles and financing lease adjustments	594	3,007	821
(Income) loss from equity investments in real estate in excess of distributions	(1,660)	1,788	3,987
Issuance of shares to affiliate in satisfaction of fees due	11,753	11,839	12,410
Realized (gain) loss on foreign currency transactions and other, net	(856)	400	(1,407)
Unrealized loss on foreign currency and derivative transactions, net	768	378	3,365
Gain on sale of real estate	—	(7,634)	(136)
Gain on deconsolidation of a subsidiary	(7,082)	—	—
Gain on extinguishment of debt	(879)	(8,825)	—
Impairment charges	9,808	55,958	890
Change in other operating assets and liabilities, net	(8)	661	2,345

Net cash provided by operating activities	121,340	119,879	117,435

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	5,245	46,959	12,064
Contributions to equity investments in real estate	—	(62,448)	(8,274)
Acquisition of real estate and other capital expenditures (a)	(24,285)	(137,380)	(150,219)
Funding/purchases of note receivable	(7,794)	(5,978)	(7,291)
Funds placed in escrow for future acquisition and construction of real estate	(485)	—	(18,843)
Release of funds held in escrow for acquisition and construction of real estate	1,553	11,122	39,072
Proceeds from sale of real estate	1	28,185	22,886
Payment of deferred acquisition fees to affiliate	(6,261)	(9,082)	(29,546)
VAT taxes recovered in connection with acquisition of real estate	—	—	3,711
Receipt of principal payment of mortgage note receivable (b)	—	—	301

Net cash used in investing activities	(32,026)	(128,622)	(136,139)

Cash Flows — Financing Activities
Distributions paid	(82,013)	(80,778)	(79,011)
Distributions paid to noncontrolling interests (b)	(37,593)	(44,447)	(36,349)
Contributions from noncontrolling interests	3,534	24,884	747
Proceeds from non-recourse debt financing	36,946	78,516	102,124
Scheduled payments of non-recourse debt	(21,613)	(18,747)	(15,487)
Prepayment of non-recourse debt financing	(29,000)	(34,781)	(4,312)
Deferred financing costs and mortgage deposits, net of deposits refunded	(41)	(386)	(688)
Proceeds from issuance of shares, net of costs of raising capital	30,587	32,261	32,223
Purchase of treasury stock	(15,444)	(35,070)	(16,612)

Net cash used in financing activities	(114,637)	(78,548)	(17,365)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	350	(2,933)	(1,481)

Net decrease in cash and cash equivalents	(24,973)	(90,224)	(37,550)
Cash and cash equivalents, beginning of year	83,985	174,209	211,759

Cash and cash equivalents, end of year	$59,012	$83,985	$174,209

(Continued)
CPA®:16 2010 10-K — 58

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Non-cash investing and financing activities

(a)
Included in the cost basis of real estate investments acquired in 2009 and 2008 are deferred acquisition fees payable of $2.4 million and $3.4 million, respectively. No investments were acquired in 2010.

(b)
During 2010, we and our affiliates exercised an option to acquire an additional interest in a venture from an unaffiliated third party. In this non-cash option exercise, we reduced the third party’s note receivable with us by $297.3 million (investing activities) and simultaneously reduced the noncontrolling interest held by the third party by $297.3 million (financing activities). See Note 5.

Supplemental cash flow information (in thousands):

	Years ended December 31,
	2010	2009	2008
Interest paid, net of amounts capitalized	$78,462	$81,620	$86,044

Interest capitalized	$2,793	$2,446	$2,419

Income taxes paid	$4,871	$3,880	$5,717

Supplemental noncash investing activities (in thousands):
During the first quarter of 2010, we deconsolidated a subsidiary following possession by a receiver in January 2010 (Note 16). The following table presents the assets and liabilities of the venture on the date of consolidation.

Assets:
Net investments in properties	$5,897
Cash and cash equivalents	43
Intangible assets, net	762
Other assets, net	759

Total	$7,461

Liabilities:
Non-recourse debt	$(13,336)
Accounts payable, accrued expenses and other liabilities	(1,207)

Total	$(14,543)

See Notes to Consolidated Financial Statements.
CPA®:16 2010 10-K — 59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 16 — Global Incorporated is a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 384 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 27 million square feet (on a pro rata basis) with an occupancy rate of 99% (occupancy rate and square footage are unaudited). We were formed as a Maryland corporation in June 2003 and are managed by the advisor.
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
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have disclosed the assets and liabilities related to previously consolidated VIEs, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not have a material impact on our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties and our stake in The Talaria Company (Hinckley), to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified six entities that were deemed to be VIEs. These entities were deemed VIEs as either: the third-party tenant that leases property from each entity has the right to repurchase the property during the term of their lease at a fixed price, our venture partners to the entity were not deemed to have sufficient equity at risk, a third party was deemed to have the power to direct matters that most significantly impact the entity, or a third party was deemed to have the right to receive the expected residual returns of the entity. The nature of operations and organizational structure of these VIEs are consistent with our other entities (Note 1) except for the repurchase and residual returns rights of these entities.
After making the determination that these entities were VIEs, we performed an assessment as to which party would be considered the primary beneficiary of each entity and would be required to consolidate each entity’s balance sheet and results of operations. This assessment was based upon which party (i) had the power to direct activities that most significantly impact the entity’s economic performance and (ii) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate six of the VIEs. During the first quarter of 2010, one of the VIEs was deconsolidated and reclassified as an asset held for sale in connection with the property being placed into receivership (Note 16). Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
CPA®:16 2010 10-K — 60

Notes to Consolidated Financial Statements
Because we generally utilize non-recourse debt, our maximum exposure to any VIE is limited to the equity we have invested in each VIE. We have not provided financial or other support to any VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in such entities.
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influences. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall to below zero for certain investments. We are obligated to fund future operating losses for these investments.
Out-of-Period Adjustments
During the fourth quarter of 2008, we identified errors in the consolidated financial statements for the years ended December 31, 2005 through 2008. These errors related to accounting for pre-operating activities of certain hotel investments (aggregating $0.5 million in 2007 and $0.7 million for the nine months ended September 30, 2008) and minimum rent increases for a lessee (aggregating $1.8 million over the period from 2005-2007 and $0.1 million in each of the first three quarters of 2008). In addition, during the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006 related to accounting for foreign income taxes (aggregating $0.4 million over the period from 2005-2006).
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
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
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
CPA®:16 2010 10-K — 61

Notes to Consolidated Financial Statements
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Real Estate and Operating Real Estate
We carry land and buildings and personal property at cost less accumulated depreciation. We capitalize renewals and improvements, while we expense replacements, maintenance and repairs that do not improve or extend the lives of the respective assets as incurred.
Real Estate Under Construction
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed. We capitalize interest by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated qualifying expenditures for properties under construction during the period.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest-only participation in a mortgage note receivable, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of OCI until realized.
Other Assets and Other Liabilities
We include accounts receivable, stock warrants, marketable securities, deferred charges and deferred rental income in Other assets. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
CPA®:16 2010 10-K — 62

Notes to Consolidated Financial Statements
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2010, 2009 and 2008, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $14.5 million, $14.7 million and $14.0 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 9). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing leases — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (20 lessees represented 69% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments for our owned portfolio that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations under the revised guidance.
CPA®:16 2010 10-K — 63

Notes to Consolidated Financial Statements
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties, or improvements, which range from 3 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
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
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in projected long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
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
CPA®:16 2010 10-K — 64

Notes to Consolidated Financial Statements
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in OCI. Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 16).
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
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
Foreign Currency Translation
We have interests in real estate investments in the European Union, Canada, Malaysia, Mexico and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British Pound Sterling and, to a lesser extent, the Swedish krona, the Canadian dollar, the Thai baht, and the Malaysian ringgit. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of OCI in equity. At December 31, 2010 and 2009, the cumulative foreign currency translation adjustment was a loss of $4.7 million and gain of $7.8 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. International equity investments in real estate were funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recorded an unrealized loss of less than $0.1 million, an unrealized gain of $0.4 million and an unrealized loss of $0.2 million from such transactions for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, we recognized a realized gain of $0.4 million, a realized loss of $0.4 million and a realized gain of $1.4 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
CPA®:16 2010 10-K — 65

Notes to Consolidated Financial Statements
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. Derivative instruments that are designated as hedges and are used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of the derivative are offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. Derivatives that are designated as hedges and are used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portion of a derivative instrument is recognized in Other comprehensive income or loss in equity until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
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
We elected to treat certain of our corporate subsidiaries as a TRS. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Our TRS subsidiaries own hotels that are managed on our behalf by third-party hotel management companies.
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
Although our TRSs may operate at a profit for federal income tax purposes in future periods, we cannot quantify the value of our deferred tax assets with certainty. Therefore, any deferred tax assets have been reserved, as we have not concluded that it is more likely than not that these deferred tax assets will be realizable.
Earnings (Loss) Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings (loss) per share, as presented, represents both basic and dilutive per share amounts for all periods presented in the consolidated financial statements.
CPA®:16 2010 10-K — 66

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees, and manages our day-to-day operations, for which we pay the advisor asset management and performance fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2010, 2009 and 2008, the advisor elected to receive its asset management fees in cash and its performance fees in restricted shares. We incurred base asset management fees of $11.7 million, $11.7 million and $12.0 million in 2010, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2010, the advisor owned 6,984,627 shares (5.6%) of our common stock.
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 5% per year. We did not incur any current or deferred acquisitions fees during 2010. During 2009 and 2008, we incurred current acquisition fees of $3.0 million and $4.2 million, respectively, and deferred acquisition fees of $2.4 million and $3.4 million, respectively. In addition, in May 2008, CPA®:17 — Global purchased from us an additional interest in a venture as described below. In connection with this purchase, CPA®:17 — Global assumed from us deferred acquisition fees payable totaling $0.6 million. Unpaid installments of deferred acquisition fees totaled $2.7 million and $9.0 million at December 31, 2010 and 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.3 million, $9.1 million and $29.5 million in cash to the advisor in January 2010, 2009, and 2008, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.1 million during the year ended December 31, 2010. No such mortgage refinancing fees were paid during the years ended December 31, 2009 or December 31, 2008.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $1.0 million at both December 31, 2010 and 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $3.4 million, $3.1 million and $3.1 million for 2010, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
CPA®:16 2010 10-K — 67

Notes to Consolidated Financial Statements
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
Proposed Merger
On December 13, 2010, we and CPA®:14 entered into a definitive agreement pursuant to which CPA®:14 will merge with and into one of our subsidiaries, subject to the approval of CPA®:14’s shareholders. In connection with this merger, we filed a registration statement with the SEC, which was declared effective by the SEC on March 8, 2011. Special shareholder meetings for both us and CPA®:14 are currently expected to be held on April 26, 2011 to obtain the approval of CPA®:14’s shareholders of the Proposed Merger and the alternate merger and the approval of our shareholders of the alternate merger, the UPREIT reorganization and a charter amendment to increase our number of authorized shares. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are satisfied, we currently expect that the closing will occur in the second quarter of 2011, although there can be no assurance of such timing.
If the Proposed Merger is consummated, based on their ownership of 8,018,456 shares of CPA®:14 at December 31, 2010, the advisor will receive approximately $8.0 million as a result of the $1.00 per share special cash distribution to be paid by CPA®:14 to its shareholders, in part from the proceeds of the sale of certain assets by CPA®:14, immediately prior to the Proposed Merger. The advisor has agreed to elect to receive our stock in respect of the shares of CPA®:14 it owns if the Proposed Merger is consummated.
In the Proposed Merger, CPA®:14 shareholders will be entitled to receive $11.50 per share, which is equal to the NAV per share of CPA®:14 as of September 30, 2010. The Merger Consideration will be paid to shareholders of CPA®:14, at their election, in either cash or a combination of the $1.00 per share special cash distribution and 1.1932 shares of our common stock, which equates to $10.50 based on our $8.80 per share NAV as of September 30, 2010. The advisor computed these NAVs internally, relying in part upon a third-party valuation of each company’s real estate portfolio and indebtedness as of September 30, 2010. Our board of directors and the board of directors of CPA®:14 each have the ability, but not the obligation, to terminate the transaction if more than 50% of the shareholders of CPA®:14 elect to receive cash in the Proposed Merger. Assuming that holders of 50% of CPA®:14’s outstanding stock elect to receive cash in the Proposed Merger, then the maximum cash required by us to purchase these shares would be approximately $416.1 million, based on the total shares of CPA®:14 outstanding at December 31, 2010. If the cash on hand and available to us and CPA®:14, including the expected proceeds from the sales of certain assets by CPA®:14 and a new $300.0 million senior credit facility, is not sufficient to enable us to fulfill cash elections in the Proposed Merger by CPA®:14 shareholders, WPC has agreed to purchase a sufficient number of shares of our common stock to enable us to pay such amounts to CPA®:14 shareholders.
In connection with the Proposed Merger, the advisor has agreed to indemnify us if we suffer certain losses arising out of a breach by CPA®:14 of its representations and warranties under the merger agreement and having a material adverse effect on us after the Proposed Merger, up to the amount of fees received by the advisor in connection with the Proposed Merger. The advisor also agreed to pay our out-of-pocket expenses if the merger agreement is terminated under certain circumstances up to a maximum of $5.0 million.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.7 million, $0.8 million and $0.8 million in 2010, 2009 and 2008, respectively. Based on gross revenues through December 31, 2010, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
In December 2010, as part of a restructuring of our lease with The Talaria Company (Hinckley), we received a 27% interest in Hinckley in the form of class B common shares. We recorded this investment at fair value on the date of the lease amendment which was $1.4 million. We account for this investment under the equity method of accounting (Note 7).
CPA®:16 2010 10-K — 68

Notes to Consolidated Financial Statements
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
In June 2007, we met our performance criterion, and as a result, $45.9 million, consisting of performance fees of $11.9 million, deferred acquisition fees of $31.7 million and interest thereon of $2.3 million, became payable to the advisor. We paid the previously deferred performance fees totaling $11.9 million to the advisor in July 2007 in the form of 1,194,549 restricted shares of our common stock. The deferred acquisition fees of $31.7 million and interest thereon of $2.3 million were payable to the advisor in cash beginning in January 2008. We paid installments of $28.3 million and $4.7 million in January 2008 and 2009, respectively, and paid the remaining installment of $1.1 million in January 2010. These amounts are exclusive of deferred acquisition fees and interest thereon incurred in connection with transactions completed subsequent to meeting the performance criterion.
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others under operating leases, at cost, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$338,979	$345,347
Buildings	1,391,442	1,351,525
Less: Accumulated depreciation	(145,957)	(112,385)

	$1,584,464	$1,584,487

Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$8,296	$8,296
Buildings	76,476	75,422
Less: Accumulated depreciation	(9,623)	(6,448)

	$75,149	$77,270

Acquisitions of Real Estate
2010 — We did not acquire any consolidated real estate investments during 2010. However, during 2010, we completed and placed into service a build-to-suit project and we reclassified $82.5 million from Real estate under construction to Real estate. The effects of this reclassification were partially offset by the adverse impact of fluctuations in foreign currency exchange rates on the carrying amount of our asset base as of December 31, 2010 as compared to December 31, 2009, representing a decrease of $39.0 million to Real Estate. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at December 31, 2010 decreased 8% to $1.3253 from $1.4333 at December 31, 2009. In addition, real estate was reduced by $5.9 million in connection with the deconsolidation of a subsidiary in the first quarter of 2010 as described in Note 16.
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
CPA®:16 2010 10-K — 69

Notes to Consolidated Financial Statements
Real Estate Under Construction
2009 — During 2009, we consolidated a domestic build-to-suit project that was previously accounted for under the equity method of accounting (Note 6). Costs incurred on this project through December 31, 2009 of $61.6 million have been presented as Real estate under construction in the consolidated balance sheet.
Additionally, during 2009, we entered into and completed a domestic expansion project for an existing tenant totaling $4.5 million. Capitalized acquisition-related costs and fees related to this project totaled $0.2 million. Upon completion of this expansion, we sold the property to an affiliate of our tenant for $50.6 million, net of selling costs (Note 16).
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based adjustments, under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2011	$159,724
2012	162,260
2013	162,827
2014	163,404
2015	163,716
Thereafter through 2032	1,638,505
There were no percentage rents for operating leases in 2010, 2009 and 2008.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of direct financing leases and notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$526,832	$546,606
Unguaranteed residual value	243,120	263,380

	769,952	809,986
Less: unearned income	(451,719)	(467,931)

	$318,233	$342,055

During the years ended December 31, 2010, 2009 and 2008, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases of $7.0 million, $2.3 million and $0.9 million, respectively. Impairment charges relate primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (Note 10). At December 31, 2010 and 2009, Other assets included $1.1 million and $4.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
CPA®:16 2010 10-K — 70

Notes to Consolidated Financial Statements
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$31,154
2012	31,116
2013	31,169
2014	31,512
2015	32,016
Thereafter through 2031	369,865
There were no percentage rents for direct financing leases in 2010, 2009 and 2008.
Notes Receivable
Hellweg 2
In April 2007, we and our affiliates acquired a property venture that in turn acquired a 24.7% ownership interest in a limited partnership. We and our affiliates also acquired a lending venture, which made a loan, the note receivable, to the holder of the remaining 75.3% interests in the limited partnership. We refer to this transaction as the Hellweg 2 transaction.
In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. Under the terms of the note receivable, the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable has a principal balance of $21.8 million and $337.3 million, inclusive of our affiliates’ noncontrolling interest of $16.2 million and $250.9 million at December 31, 2010 and 2009, respectively.
Other
In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of LIBOR plus 2.5% and matures in April 2010. This agreement was subsequently amended to provide for two notes for loans of up to $19.0 million and $4.9 million, respectively, with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8%, respectively, and maturity dates of December 2011. At December 31, 2010 and 2009, the balances of the construction notes receivable were $24.0 million and $15.6 million, respectively, inclusive of construction interest, which included amounts funded of $23.9 million and $14.8 million, respectively.
In addition, we had a note receivable which totaled $9.7 million and $9.6 million at December 31, 2010 and 2009, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, our allowance for uncollected accounts of $0.2 million pertained to disputed property-related charges in connection with four tenants. All rents are current at December 31, 2010 for our finance receivables. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality of our tenant receivables was last updated in the fourth quarter of 2010.
CPA®:16 2010 10-K — 71

Notes to Consolidated Financial Statements
A summary of our tenant receivables by internal credit quality rating at December 31, 2010 is as follows (in thousands):

		Net Investment in
Internal Credit		Direct Financing	Number of
Quality Indicator	Number of Tenants	Leases	Obligors	Note Receivable	Total
1	2	$39,505	—	$—	$39,505
2	3	49,639	1	9,738	59,377
3	3	26,015	2	45,766	71,781
4	10	203,074	—	—	203,074
5	—	—	—	—	—

		$318,233		$55,504	$373,737

Note 6. Equity Investments in Real Estate and Other
We generally own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control (Note 2). All of the underlying investments are owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
The following table sets forth our ownership interests in our equity investments in real estate and other and their respective carrying values (dollars in thousands):

	Ownership	Carrying Value at
	Interest at	December 31,
Lessee	December 31, 2010	2010	2009
The New York Times Company	27%	$33,888	$33,195
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	32,808	33,834
Schuler A.G. (a) (b)	33%	21,892	23,469
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1)	25%	18,493	18,934
TietoEnator Plc (a)(c)	40%	6,921	8,488
Police Prefecture, French Government (a) (c)	50%	6,636	8,268
Frontier Spinning Mills, Inc.	40%	6,249	6,077
Pohjola Non-life Insurance Company (a) (c)	40%	5,419	6,632
Actebis Peacock GmbH. (a) (c)	30%	5,043	5,644
OBI A.G. (a) (c) (d)	25%	4,907	6,794
Actuant Corporation (a)	50%	2,670	2,758
Consolidated Systems, Inc. (b)	40%	2,109	2,131
Talaria Holdings, LLC (e)	27%	1,400	—
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (f)	33%	1,179	1,569
Thales S.A. (a) (g)	35%	—	356

		$149,614	$158,149

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(d)	The carrying value of this investment included our share of the net loss on interest rate swap derivative instruments recognized by the venture.

(e)	In connection with the restructuring of our lease with The Talaria Company (Hinckley), we received a 27% interest in Hinckley. This represents the fair market value of the interest received.

(f)	During 2010, we recognized an other-than-temporary impairment charge of $0.2 million to reduce the carrying value of this venture to its estimated fair value (Note 10).

(g)	During 2010, we recognized an other-than-temporary impairment charge of $0.8 million to reduce the carrying value of this venture to its estimated fair value (Note 10).
CPA®:16 2010 10-K — 72

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
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$1,406,049	$1,504,377
Liabilities	(936,691)	(1,003,312)

Partners’/members’ equity	$469,358	$501,065

	Years ended December 31,
	2010	2009	2008
Revenues	$142,918	$141,324	$123,666
Expenses	(82,338)	(85,123)	(90,592)
Impairment charges (a)	(4,145)	(13,119)	(35,422)
Gain on sale of real estate (b)	—	11,084	—

Net income (loss)	$56,435	$54,166	$(2,348)

(a)
The years ended December 31, 2010 and 2009, reflect impairment charges incurred by a venture that leases property to Thales S.A. to reduce the carrying value of the property to its estimated fair value. The year ended December 31, 2009 also reflects impairment charges incurred by a venture that formerly leased properties to Lindenmaier A.G. as a result of the tenant’s bankruptcy filing. The year ended December 31, 2008 reflects impairment charges incurred by a venture on two vacant French properties to reduce the carrying values to their estimated fair values. See Note 10 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during the years ended December 31, 2010, 2009 and 2008.

(b)	In July 2009, a venture sold four of its five properties back to the tenant for $46.6 million and recognized a gain on sale of $11.1 million.
We recognized income from these equity investments in real estate of $17.6 million, $13.8 million and $8.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
CPA®:16 2010 10-K — 73

Notes to Consolidated Financial Statements
NYT Real Estate Company, LLC is the tenant of a property pursuant to a net lease with our subsidiary, 620 Eighth NYT (NY) Limited Partnership, which was deemed to be a material equity investment during 2009 primarily because of impairment charges included in Income from continuing operations totaling $33.9 million on several of our consolidated investments in that year. The following tables present summarized combined balance sheet, income statement and cash flow information each for the period from March 6, 2009 (“inception”) through December 31, 2009 and the year ended December 31, 2010, as well as scheduled debt principal payments during each of the five years following December 31, 2010 of 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership, collectively the “New York Times venture.” Amounts provided are the total amounts attributable to the New York Times venture and do not represent our proportionate share (in thousands):

	620 Eighth NYT (NY) LP &
	620 Eighth Lender NYT LP
	December 31,	December 31,
	2010	2009
Assets
Net investment in direct financing lease	$237,916	$235,608
Note receivable	49,560	—
Other assets, net (a)	6,526	9,041

Total assets	$294,002	$244,649

Liabilities and Equity
Debt	$116,684	$119,154
Other liabilities (b)	5,200	5,509

Total liabilities	121,884	124,663

Capital	172,118	119,986

Total liabilities and capital	$294,002	$244,649

	620 Eighth NYT (NY) LP &
	620 Eighth Lender NYT LP
	Year Ended	Inception through
	December 31, 2010	December 31, 2009
Revenues
Interest income from direct financing lease	$27,094	$21,860
Interest income from note receivable	1,276	—

	28,370	21,860

Operating Expenses
General and administrative expenses	(9)	(24)

	(9)	(24)

Other Income and Expenses
Other interest income	3	1
Interest expense	(6,675)	(2,248)

	(6,672)	(2,247)

Net Income	$21,689	$19,589

	620 Eighth NYT (NY) LP &
	620 Eighth Lender NYT LP
	Year Ended	Inception through
	December 31, 2010	December 31, 2009
Net cash provided by (used in):
Operating activities	$19,510	$17,213
Investing activities	(49,693)	(233,720)
Financing activities	30,181	216,566

Net increase in cash and cash equivalents	(2)	59
Cash and cash equivalents, beginning of year	59	—

Cash and cash equivalents, end of year	$57	$59

620 Eighth NYT
(NY) LP & 620
Eighth Lender
Years ending December 31,	NYT LP
2011	$2,613
2012	2,747
2013	2,889
2014	108,435

Total	$116,684

(a)	Other assets, net consist of cash and cash equivalents, escrow and restricted cash, deferred financing costs, derivative instruments, accrued interest, and other amounts receivable from the tenant.

(b)	Other liabilities consist of prepaid rent and deferred rental income, accounts payable and accrued expenses.
CPA®:16 2010 10-K — 74

Notes to Consolidated Financial Statements
Note 7. Intangible Assets and Liabilities
In connection with our acquisition of properties, we have recorded net lease intangibles of $147.2 million, which are being amortized over periods ranging from 10 years to 40 years. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2010	2009
Amortized Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,134)	(785)

	1,980	2,329

Lease intangibles:
In-place lease	114,544	115,437
Tenant relationship	33,934	34,674
Above-market rent	41,769	44,433
Less: accumulated amortization	(43,145)	(34,441)

Total intangible assets	147,102	160,103

	$149,082	$162,432

Amortized Below-Market Rent Intangible Liabilities
Below-market rent	(43,037)	(43,541)
Less: accumulated amortization	6,963	5,331

	$(36,074)	$(38,210)

Net amortization of intangibles, including the effect of foreign currency translation, was $8.0 million, $8.5 million and $8.4 million for 2010, 2009 and 2008, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Based on the intangibles recorded at December 31, 2010, scheduled net annual amortization of intangibles for each of the next five years is expected to be $8.0 million annually between 2011 and 2015.
Note 8. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Derivative Liabilities — Our derivative liabilities are comprised of an interest rate swap and a foreign currency zero-cost collar. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
CPA®:16 2010 10-K — 75

Notes to Consolidated Financial Statements
Marketable Securities and Derivative Assets — Our marketable securities are comprised of our interest in an interest-only senior note. Our derivative assets are comprised of an embedded credit derivative and of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,769	$6,769	$—	$—
Marketable securities	1,553	—	—	1,553
Derivative assets	1,369	—	—	1,369

	$9,691	$6,769	$—	$2,922

Liabilities:
Derivative liabilities	$(504)	$—	$(504)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$49,261	$49,261	$—	$—
Marketable securities	1,851	—	—	1,851
Derivative assets	2,228	—	50	2,178

	$53,340	$49,261	$50	$4,029

Liabilities:
Derivative liabilities	$(380)	$—	$(380)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
CPA®:16 2010 10-K — 76

Notes to Consolidated Financial Statements

		Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 only)
	Year ended December 31, 2010			Year ended December 31, 2009
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$1,851	$2,178	$4,029	$2,192	$2,973	$5,165
Total gains or losses (realized and unrealized):
Included in earnings	—	(738)	(738)	—	(799)	(799)
Included in other comprehensive income	29	(71)	(42)	(28)	4	(24)
Amortization and accretion	(327)	—	(327)	(313)	—	(313)

Ending balance	$1,553	$1,369	$2,922	$1,851	$2,178	$4,029

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(738)	$(738)	$—	$(799)	$(799)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
Our other financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,369,248	$1,314,768	$1,445,889	$1,286,300
Notes receivable	55,504	55,682	362,707	363,389

(a)	Carrying value represents historical cost for marketable securities.
We determine the estimated fair value of our debt instruments and notes receivable using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2010 and 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the years ended December 31, 2010 and 2009 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:16 2010 10-K — 77

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2010, 2009 and 2008, respectively. For additional information regarding these impairment charges, refer to Note 10 for impairment charges from continuing operations and Note 16 for impairment changes from discontinued operations. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
		Total		Total		Total
	Total Fair Value	Impairment	Total Fair Value	Impairment	Total Fair Value	Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges from Continuing Operations:
Net investments in properties	$17,295	$2,835	$124,630	$24,068	$—	$—
Net investments in direct financing leases	39,565	6,973	167,752	2,279	55,977	890
Equity investments in real estate	1,226	1,046	1,925	3,598	4,583	3,085
Intangible assets	949	—	7,183	4,027	—	—

	$59,035	$10,854	$301,490	$33,972	$60,560	$3,975

Intangible liabilities	$—	$—	$(1,394)	$(37)	$—	$—

Impairment Charges from Discontinued Operations:
Net investments in properties	$—	$—	$10,911	$22,083	$—	$—
Intangible assets	—	—	987	3,538	—	—

	$—	$—	$11,898	$25,621	$—	$—

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
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:16 2010 10-K — 78

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at December 31, 2010 and 2009 (in thousands):

		Asset Derivatives		Liability Derivatives
Derivatives designated as	Balance Sheet	Fair Value at December 31,		Fair Value at December 31,
hedging instruments	Location	2010	2009	2010	2009
Foreign exchange contracts	Accounts payable, accrued expenses and other liabilities	$—	$—	$(106)	$(143)

Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(398)	(237)

		—	—	(504)	(380)

Derivatives not designated as hedging instruments
Embedded credit derivatives	Other assets, net	$46	$963	$—	$—
Stock warrants	Other assets, net	1,323	1,215	—	—

		1,369	2,178	—	—

Total derivatives		$1,369	$2,178	$(504)	$(380)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in OCI on Derivative			Reclassified from OCI into Income
	(Effective Portion)			(Effective Portion)
Derivatives in Cash Flow	Years ended December 31,			Years ended December 31,
Hedging Relationships	2010	2009	2008	2010	2009	2008
Interest rate swaps (a)	$(162)	$284	$(520)	$—	$—	$—
Foreign currency forward contracts (a) (b)	205	(143)	—	(62)	27	—
Foreign currency collars	(106)	—	—	—	—	—

Total	$(63)	$141	$(520)	$(62)	$27	$—

(a)
During the years ended December 31, 2010, 2009 and 2008, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Gains (losses) reclassified from OCI into income for contracts which have matured are included in Other income and expenses.
CPA®:16 2010 10-K — 79

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2010	2009	2008
Embedded credit derivatives (a)	Other income and (expenses)	$(846)	$(1,136)	$(3,406)
Stock warrants	Other income and (expenses)	108	338	230

Total		$(738)	$(798)	$(3,176)

(a)	Includes losses attributable to noncontrolling interests totaling $0.6 million, $0.8 million and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.
A venture that leases properties to Berry Plastics Corporation, and in which we hold a 50% ownership interest, had a non-recourse mortgage loan with a total carrying value of $29.0 million at December 31, 2009. In May 2010, the venture refinanced this loan, replacing a variable-rate loan and a related interest rate cap with a ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. The new loan calls for a scheduled balloon payment of $21.0 million in June 2020. As a result of this refinancing, the existing interest rate cap that had been designated as a hedge against the loan is no longer designated as a hedge and the related unrealized loss of less than $0.1 million included in Equity was expensed. The interest rate cap had an estimated total fair value of less than $0.1 million at both December 31, 2010 and 2009. No gains or losses were recognized in income related to this instrument during either the years ended December 31, 2010, 2009 or 2008.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap derivative instrument that we had outstanding at December 31, 2010 was designated as a cash flow hedge and is summarized as follows (dollars in thousands):

					Effective
		Notional			Interest	Effective	Expiration	Fair Value at
	Type	Amount	Cap Rate	Spread	Rate	Date	Date	December 31, 2010
1-Month LIBOR	“Pay-fixed” swap	$3,807	N/A	N/A	6.7%	2/2008	2/2018	$(398)
CPA®:16 2010 10-K — 80

Notes to Consolidated Financial Statements
The interest rate swap and interest rate cap derivative instruments that our unconsolidated ventures had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value at
	December 31, 2010	Type	Amount	Cap Rate	Spread	Rate	Date	Date	December 31, 2010
3-Month LIBOR	25.0%	“Pay-fixed” swap	$155,356	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/1/2016	$(10,279)
3-Month LIBOR	27.3%	Interest rate cap	116,684	4.0%	4.8%	N/A	8/2009	8/2014	733

									$(9,546)

Our share of changes in the fair value of these interest rate caps and swaps is included in Accumulated other comprehensive income in equity and reflected unrealized losses of $1.2 million, $1.1 million and $4.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
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
At December 31, 2010, we had one foreign currency zero-cost collar to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. The contract had a total notional amount of $3.0 million, based on the exchange rate of the Euro at December 31, 2010, and placed a floor on the exchange rate of the Euro at $1.15 and a ceiling at $1.2965. This contract settled in January 2011.
Embedded Credit Derivatives
In connection with our Hellweg 2 transaction, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2010, we estimate that an additional $0.3 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.5 million at December 31, 2010, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $0.6 million.
CPA®:16 2010 10-K — 81

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual annualized minimum base rent in certain areas, as described below. The percentages in the paragraph below represent our directly owned real estate properties and do not include the pro rata shares of our equity investments.
At December 31, 2010, 59% of our directly-owned real estate properties were located in the U.S., and the majority of our directly-owned international properties were located in the European Union (37%), with Germany (24%) representing the only significant international concentration based on percentage of our annualized contractual minimum base rent for 2010. Within our German investments, one tenant, Hellweg 2, represented 18% of our annualized contractual minimum base rent for 2010, inclusive of noncontrolling interest. At December 31, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: industrial (39%), retail (23%), warehouse/distribution (19%) and office (12%); and in the following tenant industries: retail (27%) and chemicals, plastics, rubber and glass (10%).
Note 10. Impairment Charges
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Net investments in properties (a)	$2,835	$28,058	$—
Net investments in direct financing leases	6,973	2,279	890

Total impairment charges included in expenses	9,808	30,337	890
Equity investments in real estate (b)	1,046	3,598	3,085

Total impairment charges included in income from continuing operations	10,854	33,935	3,975
Impairment charges included in discontinued operations	—	25,621	—

Total impairment charges	$10,854	$59,556	$3,975

(a)	Includes charges recognized on intangible assets and liabilities related to net investments in properties (Note 7).

(b)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.
2010 Impairments:
The Talaria Company (Hinckley)
During 2010, we recognized impairment charges of $8.2 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property. Of this impairment, $5.4 million was recognized on the building portion of the property accounted for as Net investments in direct financing leases, with the remaining $2.8 million recognized on the land portion of the property accounted for as Net investments in properties. At December 31, 2010, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
CPA®:16 2010 10-K — 82

Notes to Consolidated Financial Statements
Other
During 2010, we recognized impairment charges of $1.6 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value. Additionally, we recognized other-than-temporary impairment charges totaling $1.1 million on two ventures to reflect the decline in the estimated fair value of the ventures’ underlying net assets in comparison with the carrying values of our interests in these ventures.
2009 and 2008 Impairments:
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
During 2009, we recognized impairment charges totaling $9.7 million related to two properties leased to Görtz & Schiele GmbH & Co., which filed for bankruptcy in November 2008 and $15.7 million related to a property leased to Goertz & Schiele Corp., which filed for bankruptcy in September 2009. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease on one of these properties with substantially the same terms. In December 2010, a purchase and sale agreement was signed for the sale of the remaining vacant property formerly leased to Görtz & Schiele GmbH & Co. Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings in January 2010 and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010 (Note 16). At December 31, 2010, the property formerly leased to Görtz & Schiele GmbH & Co. was classified as Net investments in properties in the consolidated financial statements. The results of operations of the properties formerly leased to Goertz & Schiele Corp. and Görtz & Schiele GmbH & Co., including the impairment charges, are included in Income (loss) from discontinued operations in the consolidated financial statements.
Foss Manufacturing Company, LLC
During 2009, we incurred impairment charges totaling $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At December 31, 2010, this property was classified as Net investments in properties in the consolidated financial statements.
John McGavigan Limited
During 2009, we incurred an impairment charge of $5.3 million in connection with a property in the United Kingdom where the tenant, John McGavigan Limited, filed for bankruptcy in September 2009. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At December 31, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Lindenmaier A.G.
During 2009 and 2008, we recognized other-than-temporary impairment charges of $2.7 million and $1.4 million, respectively, to reduce the carrying value of a venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. The venture formerly leased property to Lindenmaier A.G., which filed for bankruptcy in the second quarter of 2009. This venture was classified as Equity investment in real estate in the consolidated financial statements at December 31, 2010.
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
During 2008, we recognized an other-than-temporary impairment charge of $1.7 million to reduce the carrying value of the venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. At December 31, 2010, this venture is classified as Equity investment in real estate in the consolidated financial statements.
CPA®:16 2010 10-K — 83

Notes to Consolidated Financial Statements
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
Valley Diagnostic
During 2009, we incurred an impairment charge of $1.9 million in connection with a domestic property where the tenant, Valley Diagnostic, entered liquidation proceedings. We calculated the estimated fair value of this property using third-party broker quotes. During the fourth quarter of 2010, this property was foreclosed. The results of operations of the property formerly leased to Valley Diagnostic, including this impairment charge, are included in Income (loss) from discontinued operations in the consolidated financial statements.
Other
During 2009 and 2008, we recognized impairment charges totaling $2.3 million and $0.9 million on several properties accounted for as net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value.
Note 11. Non-recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $1.8 billion at December 31, 2010. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.4% to 7.7% and variable annual rates ranging from 5.2% to 6.7%, with maturity dates ranging from 2014 to 2031 at December 31, 2010.
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows (in thousands):

Years ending December 31,	Total
2011	$25,354
2012	27,567
2013	30,700
2014	94,052
2015	123,367
Thereafter through 2031	1,066,171

1,367,211
Unamortized discount	2,037

Total	$1,369,248

In May 2010, a venture that leases property to Berry Plastics Corporation, and in which we own a 50% interest, refinanced a $29.0 million non-recourse, variable-rate loan that had been capped through the use of an interest rate cap with a $29.0 million ten-year fixed-rate loan bearing interest at an annual rate of 5.9%. The new loan includes a scheduled balloon payment of $21.0 million in June 2020. The $29.0 million loan, which was refinanced, was obtained in connection with the February 2009 repayment of a $39.0 million outstanding balance on a non-recourse mortgage loan at a discount for $32.5 million and for which the venture recognized a corresponding gain of $6.5 million.
In June 2010, we obtained non-recourse mortgage financing related to a previous acquisition in Malaysia. This financing totaled $7.9 million and has an annual fixed interest rate and term of 6.28% and seven years, respectively.
In July 2009, we obtained non-recourse mortgage financing on a venture in which we and an affiliate hold 51% and 49% interests, respectively, and which we consolidate, related to an investment entered into in Hungary. This financing totaled $49.5 million, inclusive of noncontrolling interest of $24.3 million, and has an annual fixed interest rate and term of 5.9% and seven years, respectively.
CPA®:16 2010 10-K — 84

Notes to Consolidated Financial Statements
Note 12. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
In connection with the Proposed Merger, we have agreed to pay the Merger Consideration to CPA®:14 shareholders if the merger is completed and to pay the expenses of CPA®:14 incurred in connection with the Proposed Merger in certain circumstances if this merger is not completed, up to a maximum of $4.0 million. We have also agreed to use our reasonable best efforts to obtain a $300.0 million senior credit facility in order to pay for cash elections by CPA®:14 shareholders in the Proposed Merger.
Note 13. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	2010	2009	2008
Ordinary income	$0.13	$0.18	$0.16
Return of capital	0.53	0.48	0.50

Total distributions	$0.66	$0.66	$0.66

We declared a quarterly distribution of $0.1656 per share in December 2010, which was paid in January 2011 to shareholders of record at December 31, 2010.
Accumulated Other Comprehensive Income
The following table presents Accumulated OCI in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2010	2009
Unrealized gain on marketable securities	$39	$10
Foreign currency translation adjustment	(4,747)	7,836
Unrealized loss on derivative instrument	(3,752)	(2,449)

Accumulated other comprehensive income	$(8,460)	$5,397

Note 14. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the years ended December 31, 2010, 2009 and 2008.
CPA®:16 2010 10-K — 85

Notes to Consolidated Financial Statements
Redeemable Noncontrolling Interests
We account for the noncontrolling interests in an entity that holds a note receivable recorded in connection with the Hellweg 2 transaction as redeemable noncontrolling interests because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.

Balance at January 1, 2008	$346,719
Foreign currency translation adjustment	(14,877)

Balance at December 31, 2008	331,842
Foreign currency translation adjustment	5,555

Balance at December 31, 2009	337,397
Reduction in noncontrolling interest due to Hellweg 2 option exercise (Note 5)	(297,263)
Foreign currency translation adjustment	(18,329)

Balance at December 31, 2010	$21,805

Note 15. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2010	2009
Balance at January 1,	$375	$421
Additions based on tax positions related to the current year	105	29
Additions for tax positions of prior years	71	86
Reductions for tax positions of prior years	(60)	—
Reductions for expiration of statute of limitations	—	(161)

Balance at December 31,	$491	$375

At December 31, 2010, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2010 and 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
As of December 31, 2010, we had net operating losses (“NOL”) in foreign jurisdictions of approximately $24.6 million, translating to a deferred tax asset before valuation allowance of $6.1 million. Our NOLs begin expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction.
Management determined that as of December 31, 2010, $6.1 million of deferred tax assets related to losses in foreign jurisdictions do not satisfy the recognition criteria set forth in accounting guidance for income taxes. Accordingly, a valuation allowance has been recorded for this amount.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as TRSs. These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. A TRS is subject to corporate federal income taxes, and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries has operated at a loss since inception, and as a result, we have recorded a full valuation allowance for this subsidiary’s NOL carryforwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.
CPA®:16 2010 10-K — 86

Notes to Consolidated Financial Statements
Note 16. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
In December 2010, we entered into an agreement for the sale of a property formerly leased to Görtz & Schiele GmbH for $0.4 million, however, this sale has not occurred as of the date of this Report.
In November 2010, a building previously leased to Valley Diagnostic was foreclosed upon and subsequently sold by the bank to a third party for $2.0 million. We recognized a net gain on extinguishment of debt of $0.9 million, excluding impairment charges recognized in the prior year totaling $1.9 million.
During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us, and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January 2010. In January 2010, a consolidated subsidiary consented to a court order appointing a receiver after we ceased making payments on a non-recourse debt obligation collateralized by a property that was previously leased to Goertz & Schiele Corp. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009, and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We believe that the fair value of our retained interest in this deconsolidated entity is zero at December 31, 2010. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations.
In July and August 2009, we sold two domestic properties for $51.9 million, net of selling costs. We recognized a net gain on the sales of these properties totaling $7.6 million, excluding an impairment charge recognized in 2009 of $5.1 million on one of the properties (Note 10). Additionally, we recognized a net gain on extinguishment of debt of $2.3 million as a result of the lender releasing all liens on one of the properties in exchange for the sale proceeds.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues	$693	$6,296	$7,649
Expenses	(1,118)	(7,259)	(6,937)
Gain on deconsolidation of a subsidiary	7,082	—	—
Gain on sale of assets	—	7,634	—
Gain on extinguishment of debt	879	2,313	—
Impairment charges	—	(25,621)	—

Income (loss) from discontinued operations	$7,536	$(16,637)	$712

Note 17. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

2010	Domestic	Foreign(a)	Total Company
Revenues	$132,511	$102,248	$234,759
Total long-lived assets (b)	1,214,261	913,639	2,127,900
CPA®:16 2010 10-K — 87

Notes to Consolidated Financial Statements

2009	Domestic	Foreign(a)	Total Company
Revenues	$128,957	$103,947	$232,904
Total long-lived assets (b)	1,235,053	988,496	2,223,549

2008	Domestic	Foreign(a)	Total Company
Revenues	$128,169	$103,639	$231,808
Total long-lived assets (b)	1,287,160	903,465	2,190,625

(a)	Consists of operations in the European Union, Mexico, Canada and Asia.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
Note 18. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$58,896	$58,088	$59,333	$58,442
Operating expenses (a)	(34,897)	(25,908)	(26,951)	(29,158)
Net income	14,412	16,185	15,773	12,868
Less: Net income attributable to noncontrolling interests	(2,007)	(1,885)	(656)	(357)
Less: Net income attributable to redeemable noncontrolling interests	(6,445)	(6,792)	(4,208)	(4,881)

Net Income Attributable to CPA®16 — Global Shareholders	5,960	7,508	10,909	7,630

Earnings per share attributable to CPA®16 — Global shareholders	0.05	0.06	0.09	0.06
Distributions declared per share	0.1656	0.1656	0.1656	0.1656

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Revenues (a)	$55,469	$57,589	$59,869	$59,977
Operating expenses (a)	(42,323)	(26,478)	(38,594)	(29,593)
Net income (loss) (b)	2,565	12,331	(2,734)	797
Less: Net (income) loss attributable to noncontrolling interests	(4,183)	(1,244)	9,100	4,377
Less: Net income attributable to redeemable noncontrolling interests	(6,027)	(5,738)	(4,530)	(7,254)

Net (Loss) Income Attributable to CPA®16 — Global Shareholders	(7,645)	5,349	1,836	(2,080)

(Loss) earnings per share attributable to CPA®16 — Global shareholders	(0.06)	0.04	0.02	(0.02)
Distributions declared per share	0.1653	0.1656	0.1656	0.1656

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 16).

(b)	Net income (loss) for the first, second, third and fourth quarters of 2009 includes net impairment charges totaling $16.0 million, $4.2 million, $25.4 million, $14.0 million, respectively in connection with several properties and equity investments in real estate (Note 10).
CPA®:16 2010 10-K — 88

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution and office facilities in Englewood, CA and industrial facility in Chandler, AZ	$7,508	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$1,454	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	13,849	9,800	19,960	—	(14,952)	4,454	10,354	14,808	2,746	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,477	2,247	—	—	689	2,936	—	2,936	—	Aug. 2004	N/A
Office facility in Tinton Falls, NJ	8,676	1,700	12,934	—	—	1,700	12,934	14,634	2,034	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	24,072	6,280	3,551	27,331	—	6,280	30,882	37,162	4,092	Sep. 2004	40 yrs.
Office facility in Southfield, MI	7,994	1,750	14,384	—	—	1,750	14,384	16,134	2,143	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	3,757	760	6,885	—	2	760	6,887	7,647	1,026	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	8,918	2,120	12,468	—	—	2,120	12,468	14,588	1,857	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	17,705	8,942	10,547	6,174	7,216	11,387	21,492	32,879	3,043	Jan. 2005	40 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	14,063	10,960	9,933	—	—	10,960	9,933	20,893	1,459	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Fernley, NV; Erwin, TN and Gainsville, TX	4,165	1,190	5,961	—	—	1,190	5,961	7,151	876	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	75,073	19,000	70,490	—	—	19,000	70,490	89,490	10,206	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME and Portsmouth, RI	10,446	20,130	—	—	(2,835)	17,295	—	17,295	—	May. 2005	N/A
Industrial facilities in Peru, IL; Huber Heights, Lima and Sheffield, OH and Lebanon, TN and office facility in Lima, OH	17,084	1,720	23,439	—	—	1,720	23,439	25,159	3,296	May. 2005	40 yrs.
Industrial facility in Cambridge, Canada	6,619	800	8,158	—	2,274	1,014	10,218	11,232	1,436	May. 2005	40 yrs.
Education facility in Nashville, TN	6,088	200	8,485	9	—	200	8,494	8,694	1,177	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	441	Jul. 2005	40 yrs.
Warehouse/distribution facility in Norwich, CT	14,059	1,400	6,698	28,357	2	2,600	33,857	36,457	3,927	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	6,120	1,264	7,885	—	(5,284)	469	3,396	3,865	773	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,201	460	4,314	—	(728)	460	3,586	4,046	475	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	6,691	—	12,266	—	1,156	—	13,422	13,422	2,300	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	21,861	1,600	8,638	18,185	—	4,200	24,223	28,423	2,659	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA (e)	15,622	648	2,896	23,295	—	1,046	25,793	26,839	2,325	Dec. 2005	40 yrs.
Residential facility in Laramie, WY (e)	16,995	1,650	1,601	21,450	—	1,650	23,051	24,701	2,155	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilites in Houston, Weimar, Conroe and Odessa, TX	7,846	2,457	9,958	—	190	2,457	10,148	12,605	1,774	Mar. 2006	20 - 30 yrs.
Office facility in Greenville, SC	9,984	925	11,095	—	57	925	11,152	12,077	1,606	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, NJ	27,408	10,750	32,292	—	97	10,750	32,389	43,139	4,236	Apr. 2006	35 - 39 yrs.
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,706	1,900	5,882	—	—	1,900	5,882	7,782	662	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	9,740	500	14,651	—	—	500	14,651	15,151	2,157	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia	8,504	5,740	3,927	21	1,704	6,810	4,582	11,392	556	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	8,336	1,100	9,448	—	—	1,100	9,448	10,548	984	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,534	800	4,368	3,692	2,571	1,737	9,694	11,431	634	Oct. 2006	40 yrs.
Office facility in Washington, MI	29,622	7,500	38,094	—	—	7,500	38,094	45,594	3,888	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	9,050	1,248	10,921	—	(6,793)	476	4,900	5,376	786	Dec. 2006	40 yrs.
CPA®:16 2010 10-K — 89

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances (a)	Land	Buildings	Acquisition (b)	Investments (c)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,757	335	5,816	—	—	335	5,816	6,151	594	Dec. 2006	40 yrs.
Various transportation and warehouse facilities throughout France	31,140	4,341	6,254	4,521	25,564	32,402	8,278	40,680	961	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,481	1,660	9,464	—	—	1,660	9,464	11,124	946	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	13,514	2,300	15,433	—	—	2,300	15,433	17,733	1,543	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,223	2,575	5,683	—	—	2,575	5,683	8,258	591	Dec. 2006	38 - 40 yrs.
Warehouse/distribution facilities in Atlanta, Doraville and Rockmart, GA	57,537	10,060	72,000	6,816	—	10,060	78,816	88,876	8,116	Feb. 2007	30 - 40 yrs.
Industrial facility in Tuusula, Finland	15,400	1,000	16,779	8	(82)	994	16,711	17,705	1,933	Mar. 2007	32 yrs.
36 Retail facilities throughout Germany	365,354	83,345	313,770	27,190	(9,666)	82,845	331,794	414,639	33,791	Apr. 2007	30 - 40 yrs.
Warehouse/distribution facilities in Phoenix, AZ; Hayward, Vernon and South Gate, CA; Bedford Park, IL; Rock Hill, SC and Houston, TX	38,843	26,457	25,593	—	9	26,457	25,602	52,059	3,081	Jun. 2007	30 yrs.
Industrial facilities in Denver, CO and Nashville, TN	9,964	1,872	14,665	—	—	1,872	14,665	16,537	1,650	Jun. 2007, Jul. 2007	28 - 35 yrs.
Industrial facility in Sacramento, CA	30,443	—	42,478	3	—	—	42,481	42,481	3,629	Jul. 2007	40 yrs.
Industrial facilities in Guelph and Lagley, Canada	6,460	4,592	3,657	—	361	4,799	3,811	8,610	325	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,704	2,090	9,128	8	—	2,090	9,136	11,226	1,040	Jul. 2007	30 yrs.
Industrial facility in Beaverton, MI	2,107	70	3,608	—	16	70	3,624	3,694	393	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS and Baltimore, MD	28,701	4,890	78,288	—	(121)	4,770	78,287	83,057	7,828	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	16,373	1,950	20,975	—	—	1,950	20,975	22,925	1,573	Dec. 2007	40 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS and Dallas, TX and land in Eagan, MN	23,439	10,430	32,063	—	(764)	10,430	31,299	41,729	2,420	Mar. 2008	30 - 40 yrs.
Industrial facility in Ylamylly, Finland	9,319	58	14,220	—	(2,135)	49	12,094	12,143	829	Apr. 2008	40 yrs.
Industrial facility in Nurieux-Volognat, France	—	1,478	15,528	—	(6,427)	1,259	9,320	10,579	613	Jun. 2008	38 yrs.
Industrial facility in Windsor, CT	—	425	1,160	—	(188)	425	972	1,397	62	Jun. 2008	39 yrs.
Office and industrial facilities in Wolfach, Bunde and Dransfeld, Germany	—	2,554	13,492	—	(6,235)	2,173	7,638	9,811	636	Jun. 2008	30 yrs.
Warehouse/distribution facilities in Gyal and Herceghalom, Hungary	45,339	12,802	68,993	—	(4,776)	11,948	65,071	77,019	3,744	Jul. 2009	25 yrs.
Hospitality facility in Miami Beach, FL	—	6,400	40,703	35,442	—	6,400	76,145	82,545	476	Sep. 2009	40 yrs.

	$1,150,871	$312,995	$1,233,991	$202,508	$(19,073)	$338,979	$1,391,442	$1,730,421	$145,957

CPA®:16 2010 10-K — 90

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (b)	Investments (c)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$14,718	$6,908	$21,012	$—	$(2,559)	$25,361	May. 2004
Industrial facility in Alberta, Calgary, Canada	2,260	—	3,468	41	983	4,492	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA and Martinsburg, WV; warehouse/distribution facility in Fair Bluff, NC	14,387	2,980	29,191	—	(1,040)	31,131	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	16,917	4,279	26,628	49	(2,792)	28,164	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	18,981	—	38,189	—	(6,761)	31,428	May. 2005
Warehouse/distribution and office facilities in Newbridge, United Kingdom	13,884	3,602	21,641	2	(3,770)	21,475	Dec. 2005
Office facility in Marktheidenfeld, Germany	14,634	1,534	22,809	—	(653)	23,690	May. 2006
Retail facilities in Socorro, El Paso and Fabens, TX	14,023	3,890	19,603	31	(1,644)	21,880	Jul. 2006
Various transportation and warehouse facilities in France	24,830	23,524	33,889	6,814	(32,556)	31,671	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	25,067	13,291	26,417	68	(2,215)	37,561	Dec. 2006
Retail facility in Gronau, Germany	3,969	414	3,789	—	(68)	4,135	Apr. 2007
Industrial facility in St. Ingbert, Germany	16,529	1,610	29,466	—	(1,702)	29,374	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,299	56	3,528	—	18	3,602	Oct. 2007
Industrial facility in Elma, WA	3,807	1,300	5,261	—	(499)	6,062	Feb. 2008
Industrial facility in Eagan, MN	4,672	—	8,267	—	(432)	7,835	Mar. 2008
Industrial facility in Monheim, Germany	—	2,210	10,654	—	(2,492)	10,372	Jun. 2008

	$190,977	$65,598	$303,812	$7,005	$(58,182)	$318,233

													Life on which
													Depreciation
													in Latest
					Cost Capitalized	Increase							Statement of
		Initial Cost to Company			Subsequent to	(Decrease) in Net	Gross Amount at which Carried at Close of Period (d)				Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Personal Property	Acquisition (b)	Investments (c)	Land	Buildings	Personal Property	Total	Depreciation (d)	Acquired	Computed
Operating Real Estate:
Hotel in Bloomington, MN	$—	$3,976	$7,492	$—	$35,904	$—	$3,976	$38,456	$4,940	$47,372	$5,015	Sep. 2006	40 yrs.
Hotel in Memphis, TN	27,400	4,320	29,929	3,436	2,829	(3,114)	4,320	29,644	3,436	37,400	4,608	Sep. 2007	30 yrs.

	$27,400	$8,296	$37,421	$3,436	$38,733	$(3,114)	$8,296	$68,100	$8,376	$84,772	$9,623

CPA®:16 2010 10-K — 91

NOTES to SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

(a)	Includes unamortized discount on a mortgage note.

(b)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(c)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(d)	Reconciliation of real estate and accumulated depreciation (see below):

(e)	Represents a triple-net lease to a tenant for student housing.

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$1,696,872	$1,661,160	$1,602,512
Additions	6,432	102,303	102,864
Reclassification from real estate under construction	82,513	8,525	7,515
Reclassification from (to) direct financing lease, operating real estate, intangible or other assets	6	1,073	(14,274)
Deconsolidation of real estate asset	(7,271)	—	—
Reclassification to assets held for sale	(398)	—	—
Impairment charges	(2,835)	(46,531)	—
Dispositions	(4,021)	(45,139)	—
Foreign currency translation adjustment	(40,877)	15,481	(37,457)

Balance at close of year	$1,730,421	$1,696,872	$1,661,160

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$112,385	$76,943	$42,238
Depreciation expense	37,555	36,719	36,094
Dispositions	(369)	(2,007)	—
Deconsolidation of real estate asset	(1,373)	—	—
Reclassification to assets held for sale	(129)	—	—
Foreign currency translation adjustment	(2,112)	730	(1,389)

Balance at close of year	$145,957	$112,385	$76,943

	Reconciliation of Operating Real Estate
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$83,718	$82,667	$37,522
Reclassification from real estate under construction	—	—	47,329
Reclassification to intangible assets	—	—	(3,114)
Additions	1,054	1,051	930

Balance at close of year	$84,772	$83,718	$82,667

CPA®:16 2010 10-K — 92

	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$6,448	$3,306	$339
Depreciation expense	3,175	3,142	2,967

Balance at close of year	$9,623	$6,448	$3,306

At December 31, 2010, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.8 billion.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
at December 31, 2010
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Note receivable issued to venture partner — Hellweg 2 transaction (a) (c)	8.0%	Apr. 2017	$311,974	$21,805
Construction line of credit provided to Ryder Properties, LLC (b) (c)	7.0%	Jun. 2010	23,961	23,961
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC (c)	6.3%	Feb. 2015	9,504	9,738

			$345,439	$55,504

(a)	Amounts are based on the exchange rate of the local currencies at December 31, 2010.

(b)	Applicable annual interest rate at December 31, 2010. Mortgage face and carrying values represent amounts funded on total commitment of $23.9 million and interest accrued on the outstanding balance to date.

(c)	Balloon payments equal to the face amount of the loan are due at maturity.
NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$362,707	$351,200	$358,079
Additions	8,349	5,917	7,965
Accretion of principal	40	41	39
Amortization of premium	—	(6)	(6)
Reduction in Hellweg 2 note receivable due to put option exercise (a)	(297,263)	—	—
Foreign currency translation adjustment	(18,329)	5,555	(14,877)

Balance at December 31,	$55,504	$362,707	$351,200

(a)	During 2010, we and our affiliates exercised an option to acquire an additional interest in a venture from an unaffiliated third party. In this option exercise, we reduced the third party’s note receivable with us by $297.3 million. See Note 5.
CPA®:16 2010 10-K — 93

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
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
CPA®:16 2010 10-K — 94

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:16 2010 10-K — 95

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of December 13, 2010, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 Acquisition Inc., CPA 16 Holdings Inc., CPA 16 Merger Sub Inc., Corporate Property Associates 14 Incorporated, CPA 14 Sub Inc., W. P. Carey & Co. LLC and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 — Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.2	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 — Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:16 2010 10-K — 96

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date 3/30/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/30/2011

/s/ Trevor P. Bond Trevor P. Bond	Chief Executive Officer (Principal Executive Officer)	3/30/2011

/s/ Mark J. DeCesaris Mark J. DeCesaris	Chief Financial Officer (Principal Financial Officer)	3/30/2011

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Chief Accounting Officer (Principal Accounting Officer)	3/30/2011

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/30/2011

/s/ Richard J. Pinola Richard J. Pinola	Director	3/30/2011
CPA®:16 2010 10-K — 97