Form 10-Q
period 2011-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2011-05-16
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 198,971,517 shares of common stock, $0.001 par value, outstanding at May 10, 2011.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 30, 2011 (the “2010 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:16 — Global 3/31/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $454,117 and $428,061, respectively)	$1,903,866	$1,730,421
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	84,826	84,772
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $43,994 and $38,981, respectively)	(202,734)	(155,580)

Net investments in properties	1,785,958	1,659,613
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $51,221 and $49,705, respectively)	328,997	318,233
Equity investments in real estate	152,447	149,614
Assets held for sale	468	440

Net investments in real estate	2,267,870	2,127,900
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $23,196 and $21,805, respectively)	56,858	55,504
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $15,389 and $17,195, respectively)	68,257	59,012
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $27,204 and $25,900, respectively)	198,093	149,082
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $8,321 and $7,840, respectively)	16,833	15,962
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $4,374 and $3,506, respectively)	43,062	30,499

Total assets	$2,650,973	$2,437,959

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $450,555 and $426,783, respectively)	$1,487,355	$1,369,248
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $11,963 and $10,241, respectively)	36,068	30,875
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,748 and $11,137, respectively)	58,036	57,095
Due to affiliates	5,528	7,759
Distributions payable	20,976	20,826

Total liabilities	1,607,963	1,485,803

Redeemable noncontrolling interest	23,196	21,805

Commitments and contingencies (Note 9)

Equity:
CPA®:16 — Global shareholders’ equity:
Common stock $0.001 par value; authorized 250,000,000 shares; issued and outstanding, 135,951,106 and 134,708,674 shares, respectively	136	135
Additional paid-in capital	1,226,980	1,216,565
Distributions in excess of accumulated earnings	(291,521)	(275,948)
Accumulated other comprehensive income (loss)	3,112	(8,460)
Less, treasury stock at cost, 9,285,322 and 8,952,317 shares, respectively	(83,805)	(81,080)

Total CPA®:16 — Global shareholders’ equity	854,902	851,212
Noncontrolling interests	164,912	79,139

Total equity	1,019,814	930,351

Total liabilities and equity	$2,650,973	$2,437,959

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 3/31/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental Income	$44,762	$38,468
Interest income from direct financing leases	6,789	6,727
Other operating income	1,391	606
Interest income on notes receivable	745	7,142
Other real estate income	6,088	5,953

	59,775	58,896

Operating Expenses
General and administrative	(4,783)	(2,263)
Depreciation and amortization	(15,320)	(12,189)
Property expenses	(8,183)	(7,983)
Other real estate expenses	(4,521)	(4,431)
Impairment charges	—	(8,030)

	(32,807)	(34,896)

Other Income and Expenses
Other interest income	28	22
Income from equity investments in real estate	4,317	4,781
Other income and (expenses)	765	(741)
Interest expense	(21,363)	(19,709)

	(16,253)	(15,647)

Income from continuing operations before income taxes	10,715	8,353
Provision for income taxes	(2,976)	(969)

Income from continuing operations	7,739	7,384

Discontinued Operations
Income (loss) from operations of discontinued properties	44	(54)
Gain on deconsolidation of a subsidiary	—	7,082

Income from discontinued operations	44	7,028

Net Income	7,783	14,412
Less: Net income attributable to noncontrolling interests	(1,960)	(2,007)
Less: Net income attributable to redeemable noncontrolling interests	(421)	(6,445)

Net Income Attributable to CPA®:16 — Global Shareholders	$5,402	$5,960

Earnings Per Share
Income from continuing operations attributable to CPA®:16 — Global shareholders	$0.04	$0.02
Income from discontinued operations attributable to CPA®:16 — Global shareholders	—	0.03

Net Income attributable to CPA®:16 — Global shareholders	$0.04	$0.05

Weighted Average Shares Outstanding	126,546,584	123,608,911

Amounts Attributable to CPA®:16 — Global shareholders
Income from continuing operations, net of tax	$5,380	$2,506
Income from discontinued operations, net of tax	22	3,454

Net Income	$5,402	$5,960

Distributions Declared Per Share	$0.1656	$0.1656

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 3/31/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Net Income	$7,783	$14,412
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	15,338	(35,177)
Change in unrealized appreciation on marketable securities	(6)	3
Change in unrealized gain (loss) on derivative instruments	1,294	(1,062)

	16,626	(36,236)

Comprehensive income (loss)	24,409	(21,824)

Amounts Attributable to Noncontrolling Interests:
Net income	(1,960)	(2,007)
Foreign currency translation adjustments	(3,662)	3,150
Change in unrealized loss on derivative instruments	—	18

Comprehensive (income) loss attributable to noncontrolling interests	(5,622)	1,161

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(421)	(6,445)
Foreign currency translation adjustments	(1,391)	20,668

Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,812)	14,223

Comprehensive Income (Loss) Attributable to CPA ®:16 — Global Shareholders	$16,975	$(6,440)

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 3/31/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows — Operating Activities
Net income	$7,783	$14,412
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	15,464	12,421
Income from equity investments in real estate in excess of distributions received	(583)	(736)
Issuance of shares to affiliate in satisfaction of fees due	2,939	2,945
Straight-line rent adjustment and amortization of rent-related intangibles	(116)	654
Gain on deconsolidation of a subsidiary	—	(7,082)
Unrealized (gain) loss on foreign currency transactions and others	(832)	548
Realized loss on foreign currency transactions and others	66	193
Impairment charges	—	8,030
Net changes in other operating assets and liabilities	2,678	1,719

Net cash provided by operating activities	27,399	33,104

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	768	383
Acquisitions of real estate and other capital expenditures	(359)	(1,080)
Cash acquired on acquisition of subsidiary (a)	7,121	—
Funding/purchases of notes receivable	—	(791)
Funds placed in escrow	(517)	(1,475)
Funds released from escrow	336	548
Payment of deferred acquisition fees to an affiliate	(1,911)	(6,261)

Net cash provided by (used in) investing activities	5,438	(8,676)

Cash Flows — Financing Activities
Distributions paid	(20,825)	(20,345)
Contributions from noncontrolling interests	353	383
Distributions to noncontrolling interests	(3,047)	(9,217)
Scheduled payments of mortgage principal	(7,079)	(5,065)
Deferred financing costs and mortgage deposits	22	—
Funds placed in escrow	58	3,733
Funds released from escrow	(8)	(3,211)
Proceeds from issuance of shares	7,476	7,677
Purchase of treasury stock	(2,725)	(5,110)

Net cash used in financing activities	(25,775)	(31,155)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	2,183	(1,318)

Net increase (decrease) in cash and cash equivalents	9,245	(8,045)
Cash and cash equivalents, beginning of period	59,012	83,985

Cash and cash equivalents, end of period	$68,257	$75,940

See Notes to Consolidated Financial Statements.

CPA®:16 — Global 3/31/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED)
Non-cash investing activities

(a)	In January 2011, we acquired 10 properties from Corporate Property Associates 14 Incorporated (“CPA®:14”) in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million (Note 4). The newly issued equity in our subsidiary, which is in substance real estate, has resulted in a reduction of our effective ownership stake in the entity from 100% to 3%. Accordingly, the fair value of these shares has been reflected as a noncontrolling interest in our consolidated financial statements. This non-cash transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, and an increase in noncontrolling interest at fair value as follows:

Real estate	$143,064
Other assets	8,211
Mortgage notes payable	(81,671)
Accounts payable, accrued expenses and other liabilities	(1,251)
Noncontrolling interest	(75,474)

Cash acquired on issuance of additional shares in subsidiary	$(7,121)

CPA®:16 — Global 3/31/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2011, our portfolio was comprised of our full or partial ownership interests in 394 properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 30.0 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
In May 2011, we acquired a portfolio of 178 properties from our affiliate, CPA®:14, as described in Note 13.
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, which are included in our 2010 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Information about International Geographic Areas
At March 31, 2011, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$26,767	$26,278

	March 31, 2011	December 31, 2010
Net investments in real estate	$1,062,349	$913,639

CPA®:16 — Global 3/31/2011 10-Q — 7

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that was in effect through May 2, 2011 was renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$2,941	$2,931
Performance fees (a)	2,941	2,931
Personnel reimbursements (b)	945	840
Office rent reimbursements (b)	192	198

	$7,019	$6,900

	March 31, 2011	December 31, 2010
Unpaid transaction fees:
Unpaid deferred acquisition fees (c)	$789	$2,701
Subordinated disposition fees (d)	1,013	1,013

	$1,802	$3,714

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. At March 31, 2011, the advisor owned 7,326,624 shares (5.8%) of our common stock.

(b)	Personnel and office rent expenses are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through March 31, 2011, our current share of future annual minimum lease payments would be $0.7 million annually through 2016.

(c)	We did not incur any current or deferred acquisition fees during the three months ended March 31, 2011 or 2010. We paid annual deferred acquisition fee installments of $1.9 million and $6.3 million in cash to the advisor in January 2011 and 2010, respectively.

(d)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 3% to 70%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Merger
On December 13, 2010, we and CPA®:14 entered into a definitive agreement pursuant to which CPA®:14 will merge with and into us, subject to the approval of the shareholders of CPA®:14 (the “Merger”). The shareholders of CPA®:14 approved the Merger on April 26, 2011, and the Merger closed on May 2, 2011, as described in Note 13.

CPA®:16 — Global 3/31/2011 10-Q — 8

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$365,255	$338,979
Buildings	1,538,611	1,391,442
Less: Accumulated depreciation	(192,315)	(145,957)

	$1,711,551	$1,584,464

Fluctuations in foreign currency exchange rates had a positive impact on the carrying amount of our asset base as of March 31, 2011 as compared to December 31, 2010. The U.S. dollar weakened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at March 31, 2011 increased 6% to $1.4099 from $1.3253 at December 31, 2010. The impact of this weakening was a $39.8 million increase in the carrying value of real estate from December 31, 2010 to March 31, 2011.
Carrefour France, SAS acquisition
In January 2011, we acquired shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in exchange for newly issued shares in one of our wholly-owned subsidiaries that also owns several properties in France. The Carrefour Properties had a fair value of $143.1 million at the date of acquisition. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at a variable rate. The newly issued equity in our subsidiary to CPA®:14 resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. Accordingly, the fair value of these shares has been reflected as a noncontrolling interest in our consolidated financial statements for the quarter ended March 31, 2011.
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$8,296	$8,296
Buildings	76,530	76,476
Less: Accumulated depreciation	(10,419)	(9,623)

	$74,407	$75,149

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $201.0 million, which are being amortized over periods ranging from 5 to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $4.5 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and Notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

CPA®:16 — Global 3/31/2011 10-Q — 9

Notes to Consolidated Financial Statements
Notes Receivable
Hellweg 2
Under the terms of the note receivable acquired in connection with the April 2007 venture in which we and our affiliates acquired a property venture that in turn acquired a 24.7% ownership interest in a limited partnership and a lending venture that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable has a principal balance of $23.2 million and $21.8 million, inclusive of our affiliates’ noncontrolling interest of $17.2 million and $16.2 million at March 31, 2011 and December 31, 2010, respectively.
Other
In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of LIBOR plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8%, respectively, both with maturity dates of December 2011. At March 31, 2011 and December 31, 2010, the balances of these notes receivable were $23.9 million and $24.0 million, respectively, inclusive of construction interest, which included amounts funded of $23.9 million for each period.
In addition, we had a note receivable that totaled $9.7 million at both March 31, 2011 and December 31, 2010, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2011 and December 31, 2010, our allowance for uncollected accounts was $0.1 million and $0.2 million, respectively, and pertained to disputed property-related charges in connection with 3 tenants. All rents were current at March 31, 2011 and December 31, 2010 for our finance receivables. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2011.
A summary of our tenant receivables by internal credit quality rating at March 31, 2011 and December 31, 2010 is as follows (in thousands):

Internal
Credit			Net Investments in		Number
Quality	Number of Tenants		Direct Financing Leases		of	Note Receivable
Rating	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	Obligors	March 31, 2011	December 31, 2010
1	1	2	$7,810	$39,505	—	$—	$—
2	4	3	85,250	49,639	1	9,745	9,738
3	4	3	29,791	26,015	2	47,113	45,766
4	9	10	206,146	203,074	—	—	—
5	—	—	—	—	—	—	—

			$328,997	$318,233		$56,858	$55,504

Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).

CPA®:16 — Global 3/31/2011 10-Q — 10

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2011	March 31, 2011	December 31, 2010
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	$32,570	$32,808
The New York Times Company	27%	32,178	33,888
Schuler A.G. (a) (b)	33%	23,377	21,892
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	19,653	18,493
TietoEnator Plc (a)	40%	7,434	6,921
Police Prefecture, French Government (a)	50%	7,033	6,636
Frontier Spinning Mills, Inc.	40%	6,249	6,249
OBI A.G. (a) (c)	25%	5,988	4,907
Pohjola Non-life Insurance Company (a)	40%	5,546	5,419
Actebis Peacock GmbH (a)	30%	5,215	5,043
Actuant Corporation (a)	50%	2,757	2,670
Consolidated Systems, Inc. (b)	40%	2,084	2,109
Talaria Holdings, LLC	27%	1,170	1,400
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	1,158	1,179
Thales S.A. (a)	35%	35	—

		$152,447	$149,614

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	Represents tenant-in-common interest.

(c)	The carrying value of this investment included our share of the Other Comprehensive Income (“OCI”) on interest rate swap derivative instruments recognized by the venture.

CPA®:16 — Global 3/31/2011 10-Q — 11

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2011	December 31, 2010
Assets	$1,457,307	$1,406,049
Liabilities	(978,634)	(936,691)

Partners’/members’ equity	$478,673	$469,358

	Three Months Ended March 31,
	2011	2010
Revenues	$36,703	$36,028
Expenses	(22,026)	(21,097)

Net income	$14,677	$14,931

We recognized income from equity investments in real estate of $4.3 million and $4.8 million for the three months ended March 31, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Note 7. Fair Value Measurements
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
Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Derivative Liabilities — Our derivative liabilities are comprised of an interest rate swap. This derivative instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instrument was classified as Level 2 as this instrument is a custom, over-the-counter contract with a bank counterparty that is not traded in an active market.
Other Securities and Derivative Assets — Our other securities are comprised of our interest in an interest-only senior note. Our derivative assets are comprised of an embedded credit derivative and of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

CPA®:16 — Global 3/31/2011 10-Q — 12

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Other securities	$1,464	$—	$—	$1,464
Derivative assets	1,333	—	—	1,333

Total	$2,797	$—	$—	$2,797

Liabilities:
Derivative liabilities	$(345)	$—	$(345)	$—

Total	$(345)	$—	$(345)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,769	$6,769	$—	$—
Other securities	1,553	—	—	1,553
Derivative assets	1,369	—	—	1,369

Total	$9,691	$6,769	$—	$2,922

Liabilities:
Derivative liabilities	$(504)	$—	$(504)	$—

Total	$(504)	$—	$(504)	$—

CPA®:16 — Global 3/31/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,553	$1,369	$2,922	$1,851	$2,178	$4,029
Total gains or losses (realized and unrealized):
Included in earnings	—	(37)	(37)	—	(151)	(151)
Included in other comprehensive income (loss)	(6)	1	(5)	3	(53)	(50)
Amortization and accretion	(83)	—	(83)	(79)	—	(79)

Ending balance	$1,464	$1,333	$2,797	$1,775	$1,974	$3,749

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(37)	$(37)	$—	$(151)	$(151)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,487,355	$1,427,312	$1,369,248	$1,314,768
Notes receivable	56,858	57,026	55,504	55,682
We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2010 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:16 — Global 3/31/2011 10-Q — 14

Notes to Consolidated Financial Statements
The following table presents information about our other assets that were measured on a fair value basis for the three months ended March 31, 2011 and 2010. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$—	$—	$17,295	$2,835
Net investments in direct financing leases	—	—	31,705	5,195

	$—	$—	$49,000	$8,030

Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro, and to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
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

CPA®:16 — Global 3/31/2011 10-Q — 15

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments at March 31, 2011 and December 31, 2010 (in thousands):

Derivatives Designated as	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Hedging Instruments	Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Foreign currency collar contracts	Accounts payable, accrued expenses and other liabilities	$—	$—	$—	$(106)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(345)	(398)

		—	—	(345)	(504)

Derivatives not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	10	46	—	—
Stock warrants	Other assets, net	1,323	1,323	—	—

		1,333	1,369	—	—

Total derivatives		$1,333	$1,369	$(345)	$(504)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Reclassified
	in OCI on Derivatives (Effective Portion)		from OCI into Income (Effective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps (a)	$53	$(50)	$—	$—
Foreign currency forward contracts (a) (b)	106	123	—	(10)
Foreign currency collars (a) (b)	—	36	—	—

Total	$159	$109	$—	$(10)

(a)	During the three months ended March 31, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Gains (losses) reclassified from OCI into income for contracts that have settled are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three Months Ended March 31,
Hedging Relationships	Recognized in Income	2011	2010
Embedded credit derivatives (a)	Other income and (expenses)	$(37)	$(205)
Stock warrants	Other income and (expenses)	—	54

Total		$(37)	$(151)

(a)	Included losses attributable to noncontrolling interests totaling less than $0.1 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.

CPA®:16 — Global 3/31/2011 10-Q — 16

Notes to Consolidated Financial Statements
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
The interest rate swap derivative instruments that we had outstanding at March 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional			Effective Interest	Effective	Expiration	Fair Value at March 31,
	Type	Amount	Cap Rate	Spread	Rate	Date	Date	2011
1-Month LIBOR	“Pay-fixed” swap	$3,789	N/A	N/A	6.7%	2/2008	2/2018	$(345)
The interest rate swap and interest rate cap derivative instruments that our unconsolidated ventures had outstanding at March 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest at		Notional			Effective Interest	Effective	Expiration	Fair Value at March 31,
	March 31, 2011	Type	Amount	Cap Rate	Spread	Rate	Date	Date	2011
3-Month LIBOR	25.0%	“Pay-fixed” swap	$164,472	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/2016	$(6,348)
3-Month LIBOR	27.3%	Interest rate cap	125,000	4.0%	1.2%	N/A	3/2011	8/2014	730

									$(5,618)

Embedded Credit Derivatives
In connection with our April 2007 investment in a portfolio of German properties (Hellweg 2 transaction) through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component of the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At March 31, 2011, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $0.3 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $0.4 million or $0.6 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual minimum base rent in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

CPA®:16 — Global 3/31/2011 10-Q — 17

Notes to Consolidated Financial Statements
At March 31, 2011, 51% of our directly-owned real estate properties were located in the U.S., and the majority of our directly-owned international properties were located in the European Union (43%), with Germany (23%) representing the only significant international concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2011. Within our German investments, one tenant, Hellweg Die Profi-Baumarkte GmbH & Co. KG, represented 17% of lease revenue for the three months ended March 31, 2011, inclusive of noncontrolling interest. At March 31, 2011, our directly-owned real estate properties contained significant concentrations in the following asset types: industrial (35%), warehouse/distribution (27%), retail (21%) and office (11%); and in the following tenant industries: retail (35%).
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 9. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Merger
In connection with the Merger, we had agreed to use our reasonable best efforts to obtain a senior credit facility in order to partially fund cash elections by CPA®:14 shareholders in the Merger. The Merger closed on May 2, 2011, and we obtained a $320.0 million senior credit facility on the same date, as described in Note 13.
Note 10. Noncontrolling Interests
Noncontrolling interests is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of the Carrefour Properties, (Note 4) there were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2011.
The following tables present a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:16 — Global	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2011	$930,351	$851,212	$79,139
Shares issued	88,551	10,415	78,136
Contributions	353	—	353
Net income	7,362	5,402	1,960
Distributions	(23,540)	(20,975)	(2,565)
Effect of exchange rate change on contributions/distributions	4,227	—	4,227
Change in other comprehensive income	15,235	11,573	3,662
Shares repurchased	(2,725)	(2,725)	—

Balance at March 31, 2011	$1,019,814	$854,902	$164,912

CPA®:16 — Global 3/31/2011 10-Q — 18

Notes to Consolidated Financial Statements

		CPA®:16 — Global	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2010	$976,827	$888,659	$88,168
Shares issued	10,622	10,622	—
Contributions	383	—	383
Net income	7,967	5,960	2,007
Distributions	(22,862)	(20,435)	(2,427)
Change in other comprehensive loss	(15,568)	(12,400)	(3,168)
Shares repurchased	(5,110)	(5,110)	—

Balance at March 31, 2010	$952,259	$867,296	$84,963

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
In November 2010, the property venture exercised its option for $297.3 million and acquired an additional 70% interest in the limited partnership.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	2011	2010
Balance at January 1,	$21,805	$337,397
Foreign currency translation adjustment	1,391	(20,668)

Balance at March 31,	$23,196	$316,729

Note 11. Impairment Charges
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
We did not recognize any impairment charges during the three months ended March 31, 2011. The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three months ended March 31, 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net investments in properties	$—	$2,835
Net investments in direct financing leases	—	5,195

Total impairment charges included in income from continuing operations	$—	$8,030

During the first quarter of 2010, we recognized impairment charges of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property. At March 31, 2011, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.

CPA®:16 — Global 3/31/2011 10-Q — 19

Notes to Consolidated Financial Statements
Note 12. Income Taxes
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At March 31, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.5 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2011 and December 31, 2010, we had $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
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
Note 13. Merger
Merger
On May 2, 2011, CPA®:14 merged with and into one of our subsidiaries based on a definitive merger agreement executed on December 13, 2010 (the “Merger Agreement”).
In connection with the Merger, shareholders of CPA®:14 were entitled to receive $11.50 per share, which is equal to the estimated net asset value (“NAV”) of CPA®:14 as of September 30, 2010. All CPA®:14 shareholders of record were entitled to receive a special cash distribution of $1.00 per share, to be paid by CPA®:14 immediately prior to the Merger, and the right to elect to receive $10.50 in merger consideration in either cash or 1.1932 shares of our common stock, which equates to $10.50 based on our NAV per share of $8.80 as of September 30, 2010. As a result, merging shareholders of CPA®:14 who elected to receive stock in the Merger received approximately 57.4 million shares of our common stock as merger consideration from us, plus approximately $48.1 million in special cash distributions from CPA®:14. Liquidating shareholders of CPA®:14 who elected to receive cash in the Merger received a total of approximately $444.0 million in cash as merger consideration from us, plus approximately $42.3 million in special cash distributions from CPA®:14.
The assets we acquired and liabilities we assumed in the Merger exclude asset sales made by CPA®:14 (the “Asset Sales”) in connection with the Merger to an affiliate, Corporate Property Associates 17 — Global Incorporated, and WPC for an aggregate of $89.5 million in cash plus related debt of approximately $218.6 million. Immediately prior to the Merger and subsequent to the Asset Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 178 properties, substantially all of which were triple-net leased to 73 tenants, and totaled approximately 24 million square feet (on a pro rata basis) with an occupancy rate of 95%. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $150.8 million. We also assumed the related property debt comprised of 8 variable-rate and 39 fixed-rate non-recourse mortgages amounting to approximately $119.6 million and $332.2 million, respectively, with weighted average rates of 3.3% and 6.6%, respectively.
As of the date of this Report, we have not completed our initial accounting for the Merger, including the determination of the fair value of the assets acquired and liabilities assumed. Therefore, we are not yet able to present the pro forma impact of the Merger on our earnings for the three months ended March 31, 2011 and 2010. The acquired assets and liabilities and related operating activity will be reflected in our consolidated financial statements as of and for the three months ended June 30, 2011.

CPA®:16 — Global 3/31/2011 10-Q — 20

Notes to Consolidated Financial Statements
Financing
On May 2, 2011, we entered into a credit agreement with Bank of America, N.A., (the “Credit Agreement”) in connection with the Merger. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for us to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. Loans drawn under the Credit Agreement will bear interest at a rate per annum equal to the Eurodollar Rate plus 3.25%. The revolving credit facility is scheduled to mature on May 2, 2014, with an option for us to extend the maturity date for an additional 12 months. The Credit Agreement contains customary affirmative and negative covenants and also requires us to meet certain financial tests, including a minimum total equity value test, consolidated leverage ratio test and a consolidated fixed charge coverage ratio test. Our obligations under the Credit Agreement are secured by pledges of the equity of certain of our current and future subsidiaries that own a pool of unencumbered properties. The revolving credit facility was used to finance in part the Merger, as described below. The revolving credit facility may also be used to repay certain property level indebtedness and for general corporate purposes.
Funding for the cash portion of the merger consideration of approximately $444.0 million was comprised as follows: (i) a $302.0 million draw on our aforementioned credit facility, (ii) approximately $21.0 million from cash on hand, including cash acquired from CPA®:14 in the Merger, and (iii) a $121.0 million capital infusion from WPC who purchased 13.75 million shares of our common stock in connection with their commitment in the Merger Agreement to purchase a sufficient number of shares from us if the cash on hand and available to us was insufficient to pay for cash elections by CPA®:14 shareholders in the Merger. The $90.4 million in special cash distributions paid by CPA®:14 were funded almost entirely by the $89.5 million in proceeds from CPA®:14’s Asset Sales described above and the remaining $0.9 million was funded from CPA®:14’s cash on hand.
Immediately after giving effect to the Merger, subsidiaries of WPC collectively own approximately 17.3% of our outstanding common stock.
UPREIT Reorganization
Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (an “UPREIT”), to hold substantially all of our assets and liabilities in CPA 16 LLC, a newly formed Delaware limited liability company subsidiary. This “UPREIT Reorganization” was approved by our shareholders.
To give effect to the UPREIT Reorganization, we entered into an amended and restated advisory agreement with our advisor, which changes our advisory fee arrangement. Changes include, among others, a reduction in our asset management fee from 1% of the property value of the assets under management to 0.5% and a new requirement for a distribution of 10% of the available cash of our operating partnership to our advisor. We currently expect that the sum of the new 0.5% asset management fee and annual distribution of 10% of available cash will be lower than the 1% asset management fee previously paid to our advisor. Our advisor has also waived any acquisition fees payable by us under our advisory agreement with our advisor in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by us upon a sale of such assets.
Note 14. Discontinued Operations
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

CPA®:16 — Global 3/31/2011 10-Q — 21

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$46	$608
Expenses	(2)	(662)
Gain on deconsolidation of a subsidiary	—	7,082

Income from discontinued operations	$44	$7,028

2010 — During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us, and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January 2010. In January 2010, the consolidated subsidiary consented to a court order appointing a receiver after we ceased making payments on a non-recourse debt obligation collateralized by a property that was previously leased to Goertz & Schiele Corp. As we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009 and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.

CPA®:16 — Global 3/31/2011 10-Q — 22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2010 Annual Report.
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor. On May 2, 2011 CPA®:14 merged with and into us as described in Note 13.
Financial Highlights
(In thousands)

	Three Months Ended March 31,
	2011	2010
Total revenues	$59,775	$58,896
Net income attributable to CPA®:16 — Global shareholders	5,402	5,960
Cash flow from operating activities	27,399	33,104

Distributions paid	20,825	20,345

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$16,218	$20,264
Adjusted cash flow from operating activities	23,264	29,726
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
Total revenues in the first quarter of 2011 increased as compared to the same period in 2010, primarily due to an increase in lease revenue as a result of our acquisition of the Carrefour Properties from CPA®:14, substantially offset by a decrease in interest income on our Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010.
Net income attributable to CPA®:16 — Global shareholders in the three months ended March 31, 2011 decreased as compared to the same period in 2010.
Cash flow from operating activities in the first quarter of 2011 decreased as compared to the same period in 2010, primarily due to costs incurred in connection with the Merger and increased taxes related to certain of our international investments.
Our quarterly cash distribution remained at $0.1656 per share for the first quarter of 2011, which equates to $0.66 per share on an annualized basis.
Our AFFO supplemental measure for the three months ended March 31, 2011 as compared to the same period in 2010 decreased by $4.0 million, reflecting the impact of costs incurred in connection with the Merger as well as an increase in our provision for income taxes.

CPA®:16 — Global 3/31/2011 10-Q — 23

Our Adjusted cash flow from operating activities supplemental measure for the three months ended March 31, 2011 decreased by $6.5 million compared to the same period in 2010. This decrease was primarily attributable to charges incurred in connection with the Merger as well as an increase in foreign income taxes.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during the three months ended March 31, 2011 reflected an improved financing environment. While these factors reflect favorably on our business, the pace of the economic recovery remains slow, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 6% to $1.4099 at March 31, 2011 from $1.3253 at December 31, 2010. Investments denominated in the Euro accounted for approximately 43% of our annualized contractual minimum base rent for the three months ended March 31, 2011. This weakening had a favorable impact on our balance sheet at March 31, 2011 as compared to our balance sheet at December 31, 2010. During the three months ended March 31, 2011, the average conversion rate for the U.S. dollar in relation to the Euro strengthened by 1% in comparison to the same period in 2010. A significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of CMBS debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for secured transactions has expanded; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however increased competition from both public and private investors continues.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. We continue to see an increase in the number of lenders for both domestic and international investments as market conditions improve compared to prior years.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Despite improvements in expectations since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. However, recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
Net Asset Value
The advisor generally calculates our NAV per share on an annual basis. To make this calculation, the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.

CPA®:16 — Global 3/31/2011 10-Q — 24

As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our NAV per share at September 30, 2010, which was calculated in connection with the Merger, decreased to $8.80, a 4.3% decline from our December 31, 2009 NAV per share of $9.20.
Credit Quality of Tenants
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
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate. The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
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
Lease Expirations and Occupancy
At March 31, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy was 99% at March 31, 2011, unchanged from December 31, 2010.
Proposed Accounting Changes
The International Accounting Standards Board and Financial Accounting Standards Board (“FASB”) have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September and November 2010 meetings. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact on such conclusion on our financial statements.

CPA®:16 — Global 3/31/2011 10-Q — 25

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental income	$44,762	$38,468
Interest income from direct financing leases	6,789	6,727

	$51,551	$45,195

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$8,948	$8,947
Carrefour France, SAS (a) (b) (c)	6,114	—
Telcordia Technologies, Inc.	2,499	2,343
Tesco plc (a) (b)	1,884	1,894
Nordic Cold Storage LLC	1,731	1,731
Berry Plastics Corporation (b)	1,675	1,697
Fraikin SAS (a)	1,376	1,410
The Talaria Company (Hinckley) (b) (d)	1,333	1,120
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	1,228	1,207
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a)	1,133	1,043
Best Brands Corp.	1,010	997
Huntsman International, LLC	1,006	1,006
Ply Gem Industries, Inc. (a)	997	985
TRW Vehicle Safety Systems Inc.	892	892
Bob’s Discount Furniture, LLC	888	888
Universal Technical Institute of California, Inc.	885	836
Kings Super Markets Inc.	879	835
International Aluminum Corp. and United States Aluminum of Canada Ltd. (a) (e)	853	1,302
Performance Fibers GmbH (a)	842	841
Finisar Corporation	804	805
Dick’s Sporting Goods, Inc. (b)	784	784
Other (a) (b)	13,790	13,632

	$51,551	$45,195

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $16.9 million and $11.0 million for the three months ended March 31, 2011 and 2010, respectively.

(c)	We acquired this investment in January 2011.

(d)	This increase was due to the completion of a rent deferral agreement which was in effect during the first quarter of 2010.

(e)	In January 2011, we entered into a lease agreement with the tenant to defer certain rental payments until May 2011. On May 11, 2011, the tenant filed for bankruptcy protection.

CPA®:16 — Global 3/31/2011 10-Q — 26

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2011	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$8,122	$8,122
The New York Times Company	27%	7,238	6,659
OBI A.G. (a)	25%	4,184	4,060
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	25%	3,864	3,754
Pohjola Non-life Insurance Company (a)	40%	2,232	2,210
TietoEnator Plc (a)	40%	2,102	2,098
Police Prefecture, French Government (a)	50%	2,004	2,157
Schuler A.G. (a)	33%	1,577	1,595
Frontier Spinning Mills, Inc.	40%	1,111	1,118
Thales S.A. (a)	35%	1,072	1,086
Actebis Peacock GmbH (a)	30%	1,005	1,008
Consolidated Systems, Inc.	40%	449	449
Actuant Corporation (a)	50%	447	446
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	374	379
Talaria Holdings, LLC	27%	18	—

		$35,799	$35,141

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
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
For the three months ended March 31, 2011 as compared to the same period in 2010, lease revenues increased by $6.4 million. Lease revenues increased by $5.6 million as a result of acquiring the Carrefour Properties from our affiliate, CPA®:14 in January 2011. Approximately 97% of the earnings from these assets are attributed to our noncontrolling interests. Lease revenue also increased $1.0 million from build-to-suits and expansions placed into service during 2010 and $0.7 million due to scheduled rent increases at several properties. These increases were partially offset by the impact of recent tenant activity, including lease restructurings and lease rejections of $1.0 million.
Interest Income on Notes Receivable
For the three months ended March 31, 2011 as compared to the same period in 2010, interest income on notes receivable decreased $6.4 million as a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010.
General and Administrative Expenses
For the three months ended March 31, 2011 as compared to the same period in 2010, general and administrative expenses increased $2.5 million primarily due to expenses incurred in connection with the Merger.

CPA®:16 — Global 3/31/2011 10-Q — 27

Depreciation and Amortization
For the three months ended March 31, 2011 as compared to the same period in 2010, depreciation and amortization increased $3.1 million as a result of our acquisition of the Carrefour Properties which contributed $2.6 million of the increase and a build-to-suit investment placed into service during 2010 which resulted in an increase of $0.5 million.
Impairment Charges
For the three months ended March 31, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to Hinckley to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property.
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
For the three months ended March 31, 2011 as compared to the same period in 2010, income from our equity investments decreased $0.5 million. This decrease was due primarily to our investment in Talaria Holdings, LLC, which we entered into during December 2010 and recognized a loss of $0.2 million during the first quarter of 2011 and a decrease in income of $0.2 million on our investment in the New York Times transaction primarily as a result of our share of expenses incurred in connection with the refinancing of its limited-recourse debt in March 2011.
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
For the three months ended March 31, 2011, we recognized net other income of $0.8 million as compared to net other expense of $0.7 million for the three months ended March 31, 2010. We recognized unrealized gains and realized losses on foreign currency transactions of $0.9 million and $0.1 million, respectively, for the three months ended March 31, 2011 as compared to unrealized and realized losses on foreign currency transactions of $0.4 million and $0.2 million, respectively, for the three months ended March 31, 2010.
Provision for Income Taxes
For the three months ended March 31, 2011 as compared to the same period in 2010, provision for income taxes increased $2.0 million. This increase is primarily due to tax expense of $0.9 million recorded on the Carrefour Properties acquisition, as well as a $0.9 million increase in tax expense related to two German investments.
Discontinued Operations
For the three months ended March 31, 2011, we recognized income from discontinued operations of less than $0.1 million.
For the three months ended March 31, 2010, we recognized income from discontinued operations of $7.0 million primarily due to the recognition of a $7.1 million gain on the deconsolidation of Goertz & Schiele Corp.
Net Income Attributable to Redeemable Noncontrolling Interests
Net income attributable to redeemable noncontrolling interests decreased $6.0 million primarily due to the exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership.

CPA®:16 — Global 3/31/2011 10-Q — 28

Net Income Attributable to CPA®:16 — Global Shareholders
For the three months ended March 31, 2011, as compared to the same period in 2010, the resulting net income attributable to CPA®:16 — Global shareholders decreased by $0.6 million.
Funds from Operations — as Adjusted (AFFO)
For the three months ended March 31, 2011 as compared to the same period in 2010, AFFO decreased by $4.0 million, primarily due to charges incurred in connection with the Merger as well as an increase in our provision for income taxes. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and a reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs, see Impact of Merger below. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the three months ended March 31, 2011, we used cash flows from operating activities of $27.4 million primarily to fund distributions to shareholders of $13.3 million, which excluded $7.5 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan. We also used cash distributions received from equity investments in real estate in excess of equity income of $0.8 million (see Investing Activities below) and our existing cash resources to fund these payments. For 2011, the advisor has elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $2.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. Investing activities during the three months ended March 31, 2011 consisted primarily of the receipt of cash totaling $7.1 million in connection with the acquisition of the Carrefour Properties and paying our annual installment of deferred acquisition fees to the advisor, which totaled $1.9 million.
Financing Activities
For the three months ended March 31, 2011, in addition to paying distributions to shareholders, our financing activities primarily consisted of making scheduled mortgage principal installments of $7.1 million and paying distributions to noncontrolling interests of $3.0 million. We also used $2.7 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations as described below. We received $7.5 million as a result of issuing shares through our distribution reinvestment and stock purchase plan.
As described in our 2010 Annual Report, we maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity.
For the three months ended March 31, 2011, we received requests to redeem 333,005 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.18. We funded share redemptions during 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.

CPA®:16 — Global 3/31/2011 10-Q — 29

Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the three months ended March 31, 2011 was $23.3 million, a decrease of $6.5 million over the prior year period. This decrease was primarily attributable to costs incurred in connection with the Merger as well as an increase in foreign income taxes. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance
Fixed rate	$1,389,917	$1,331,869
Variable rate (a)	97,438	37,379

Total	$1,487,355	$1,369,248

Percent of total debt
Fixed rate	93%	97%
Variable rate (a)	7%	3%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	6.1%	5.6%

(a)	Variable-rate debt at March 31, 2011 included (i) $3.8 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument and (ii) $86.3 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. At March 31, 2011, we have no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.
Cash Resources
At March 31, 2011, our cash resources consisted of cash and cash equivalents totaling $68.3 million. Of this amount, $50.9 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $191.3 million although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments of $31.9 million (neither we nor our venture partners have any balloon payments on our mortgage loan obligations until the third quarter of 2011) and funding build-to-suit, expansion projects and lending commitments that we currently estimate to total $6.3 million, as well as other normal recurring operating expenses. See below for cash requirements related to the Merger.
Impact of Merger
As described in Note 13, we paid cash consideration in the Merger of $444.0 million to liquidating shareholders and issued approximately 57.4 million shares of our common stock to merging shareholders. The cash portion of the merger consideration was funded primarily by a $302.0 million draw on our new revolving credit facility and a $121.0 million capital infusion by WPC.

CPA®:16 — Global 3/31/2011 10-Q — 30

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,485,401	$31,884	$72,044	$235,061	$1,146,412
Deferred acquisition fees — Principal	789	789	—	—	—
Interest on borrowings and deferred acquisition fees (b)	552,105	87,922	169,682	150,814	143,687
Subordinated disposition fees (c)	1,013	—	—	1,013	—
Build-to-suit and expansion commitments (d)	6,502	6,269	233	—	—
Operating and other lease commitments (e)	55,907	1,759	3,528	3,507	47,113

	$2,101,717	$128,623	$245,487	$390,395	$1,337,212

(a)	Excludes $2.0 million of unamortized discount on a non-recourse loan that we purchased back from the lender.

(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at March 31, 2011.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Represents the remaining commitment on a build-to-suit project and three expansion projects.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $9.0 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2011. At March 31, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. As of the date of this Report, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. At March 31, 2011, our total effective ownership interest in the ventures was 26%.
Upon exercise of the relevant purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at March 31, 2011 (based on the exchange rate of the Euro at that date), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $0.5 million, with our share approximating $0.1 million.

CPA®:16 — Global 3/31/2011 10-Q — 31

Merger
As described in Note 13, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. In connection with our existing commitments associated with the Merger, we had agreed to use our reasonable best efforts to obtain a senior credit facility in order to pay for cash elections by CPA®:14 shareholders in the Merger. At the time of the Merger, we obtained a secured revolving credit facility of up to $320.0 million.
Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at March 31, 2011	Total Assets	Party Debt	Maturity Date
Thales S.A. (a)	35%	$24,743	$24,631	7/2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	290,667	159,079	5/2014
Actuant Corporation (a)	50%	17,475	11,475	5/2014
TietoEnator Plc (a)	40%	91,524	72,178	7/2014
The New York Times Company	27%	246,278	125,000	9/2014
Pohjola Non-life Insurance Company (a)	40%	98,553	82,677	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	189,821	99,337	5/2015
Actebis Peacock GmbH (a)	30%	49,686	30,804	7/2015
Frontier Spinning Mills, Inc.	40%	38,791	22,903	8/2016
Consolidated Systems, Inc.	40%	16,702	11,323	11/2016
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	17,007	11,515	10/2017
OBI A.G. (a)	25%	199,199	164,472	3/2018
Police Prefecture, French Government (a)	50%	104,685	87,909	8/2020
Schuler A.G. (a)	33%	72,176	—	N/A

		$1,457,307	$903,303

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at March 31, 2011.
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.

CPA®:16 — Global 3/31/2011 10-Q — 32

Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
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
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses from extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate, allowances for credit losses and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows.
We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations.

CPA®:16 — Global 3/31/2011 10-Q — 33

FFO and AFFO for the three months ended March 31, 2011 and 2010 are presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to CPA®:16 - Global shareholders	$5,402	$5,960
Adjustments:
Depreciation and amortization of real property	15,138	12,126
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	2,368	2,212
Gain on sale of real estate	1	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(5,875)	(2,790)

Total adjustments	11,632	11,548

FFO — as defined by NAREIT	17,034	17,508

Adjustments:
Gain on deconsolidation of subsidiary	—	(7,082)
Other depreciation, amortization and non-cash charges	(845)	548
Straight-line and other rent adjustments	(735)	337
Impairment charges	—	8,030
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	32	—
Straight-line and other rent adjustments	(182)	(114)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	914	1,037

Total adjustments	(816)	2,756

AFFO (inclusive of Merger costs totaling $2.9 million in 2011) (a)	$16,218	$20,264

(a)	AFFO for the three months ended March 31, 2011 includes a reduction of $2.9 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing expense of our business when evaluating our operating performance using this supplemental financial measure.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

CPA®:16 — Global 3/31/2011 10-Q — 34

Adjusted cash flow from operating activities for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash flow provided by operating activities	$27,399	$33,104
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	768	383
Distributions paid to noncontrolling interests, net	(2,225)	(2,042)
Changes in working capital	(2,678)	(1,719)

Adjusted cash flow from operating activities (inclusive of Merger costs totaling $2.9 million in 2011) (a) (b)	$23,264	$29,726

Distributions declared (weighted average share basis)	$20,956	$20,470

(a)	Adjusted cash flow from operating activities for the three months ended March 31, 2011 included a reduction of $2.9 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing cash outflow of our business when evaluating our cash flow generated from our core operations using this supplemental financial measure.

(b)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the three months ended March 31, 2010 has been adjusted to reflect this reclassification.
While we believe that FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.

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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest-bearing liabilities.

CPA®:16 — Global 3/31/2011 10-Q — 35

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.
We estimate that the net fair value of our interest rate swap, which is included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $0.3 million at March 31, 2011. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $5.6 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at March 31, 2011 (Note 8).
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the three months ended March 31, 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At March 31, 2011, substantially all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2011 ranged from 4.4% to 7.7%. The annual interest rates on our variable-rate debt at March 31, 2011 ranged from 2.0% to 6.7%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2011, (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$19,706	$27,813	$30,996	$97,833	$124,272	$1,087,344	$1,387,964	$1,330,309
Variable rate debt	$4,055	$5,483	$5,961	$6,417	$6,847	$68,675	$97,438	$97,003
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2011 by an aggregate increase of $73.6 million or an aggregate decrease of $69.0 million, respectively.
This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at March 31, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily in the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2011, we recognized net realized foreign currency transaction losses and unrealized foreign currency transaction gains of $0.1 million and $0.9 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.

CPA®:16 — Global 3/31/2011 10-Q — 36

Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.3 million.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:16 — Global 3/31/2011 10-Q — 37

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2011, we issued 136,738 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $8.80 per share, which was our most recently published estimated NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2011:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased(a)	paid per share	plans or program(a)	plans or program(a)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	333,005	$8.18	N/A	N/A

Total	333,005

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CPA®:16 — Global 3/31/2011 10-Q — 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date: 5/16/11	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: 5/16/11	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 — Global 3/31/2011 10-Q — 39

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002