Form 10-Q
period 2011-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2011-08-15
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 199,379,013 shares of common stock, $0.001 par value, outstanding at August 5, 2011.

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
CPA®:16 – Global 6/30/2011 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $463,110 and $428,061, respectively)	$2,405,712	$1,730,421
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	84,860	84,772
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $47,691 and $38,981, respectively)	(184,409)	(155,580)

Net investments in properties	2,306,163	1,659,613
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $51,583 and $49,705, respectively)	491,628	318,233
Equity investments in real estate	283,163	149,614
Assets held for sale	68,429	440

Net investments in real estate	3,149,383	2,127,900
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $23,677 and $21,805, respectively)	58,062	55,504
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $17,344 and $17,195, respectively)	73,559	59,012
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $27,411 and $25,900, respectively)	574,171	149,082
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $8,488 and $7,840, respectively)	27,579	15,962
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,444 and $3,506, respectively)	64,925	30,499

Total assets	$3,947,679	$2,437,959

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $458,976 and $426,783, respectively)	$1,891,916	$1,369,248
Line of credit	275,000	—
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $14,478 and $10,241, respectively)	53,001	30,875
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,867 and $11,137, respectively)	97,935	57,095
Due to affiliates	9,465	7,759
Distributions payable	28,823	20,826

Total liabilities	2,356,140	1,485,803

Redeemable noncontrolling interest	23,677	21,805

Equity:
CPA®:16 — Global shareholders’ equity:
Common stock $0.001 par value; authorized 250,000,000 shares; 208,267,258 and 134,708,674 shares, issued and outstanding, respectively	208	135
Additional paid-in capital	1,906,745	1,216,565
Distributions in excess of accumulated earnings	(352,059)	(275,948)
Accumulated other comprehensive income (loss)	2,366	(8,460)
Less, treasury stock at cost, 9,858,001 and 8,952,317 shares, respectively	(88,492)	(81,080)

Total CPA®:16 — Global shareholders’ equity	1,468,768	851,212
Noncontrolling interests	99,094	79,139

Total equity	1,567,863	930,351

Total liabilities and equity	$3,947,679	$2,437,959

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental income	$64,120	$37,583	$108,882	$76,051
Interest income from direct financing leases	8,707	6,476	15,496	13,203
Other operating income	1,576	740	2,967	1,346
Interest income on notes receivable	1,076	6,733	1,821	13,875
Other real estate income	6,747	6,555	12,835	12,508

	82,226	58,087	142,001	116,983

Operating Expenses
General and administrative	(12,952)	(1,969)	(17,735)	(4,232)
Depreciation and amortization	(22,579)	(11,864)	(37,899)	(24,053)
Property expenses	(9,838)	(7,348)	(18,021)	(15,331)
Other real estate expenses	(4,844)	(4,726)	(9,365)	(9,157)
Contract termination	(34,300)	—	(34,300)	—
Impairment charges	(12,865)	—	(12,865)	(8,030)

	(97,378)	(25,907)	(130,185)	(60,803)

Other Income and Expenses
Income from equity investments in real estate	1,768	4,504	6,085	9,285
Other income and (expenses)	(1,082)	324	(289)	(395)
Bargain purchase gain on acquisition	16,971	—	16,971	—
Interest expense	(27,834)	(19,636)	(49,197)	(39,345)

	(10,177)	(14,808)	(26,430)	(30,455)

(Loss) income from continuing operations before income taxes	(25,329)	17,372	(14,614)	25,725
Provision for income taxes	(4,420)	(986)	(7,396)	(1,955)

(Loss) income from continuing operations	(29,749)	16,386	(22,010)	23,770

Discontinued Operations
Loss from operations of discontinued properties	(129)	(201)	(85)	(255)
Gain on deconsolidation of a subsidiary	—	—	—	7,082
Other (losses) gains, net	(127)	—	(127)	—

(Loss) income from discontinued operations	(256)	(201)	(212)	6,827

Net (Loss) Income	(30,005)	16,185	(22,222)	30,597
Less: Net income attributable to noncontrolling interests	(1,392)	(1,885)	(3,352)	(3,892)
Less: Net income attributable to redeemable noncontrolling interests	(455)	(6,792)	(876)	(13,237)

Net (Loss) Income Attributable to CPA®:16 — Global Shareholders	$(31,852)	$7,508	$(26,450)	$13,468

(Loss) Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(0.18)	$0.06	$(0.17)	$0.08
Income from discontinued operations attributable to CPA®:16 — Global shareholders	—	—	—	0.03

Net (loss) income attributable to CPA®:16 — Global shareholders	$(0.18)	$0.06	$(0.17)	$0.11

Weighted Average Shares Outstanding	174,466,678	124,211,608	150,639,007	123,912,035

Amounts Attributable to CPA®:16 — Global Shareholders
(Loss) income from continuing operations, net of tax	$(31,583)	$7,700	$(26,203)	$10,206
(Loss) income from discontinued operations, net of tax	(269)	(192)	(247)	3,262

Net (loss) income	$(31,852)	$7,508	$(26,450)	$13,468

Distributions Declared Per Share	$0.1656	$0.1656	$0.3312	$0.3312

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (Loss) Income	$(30,005)	$16,185	$(22,222)	$30,597
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	973	(50,804)	14,731	(85,983)
Unrealized loss on derivative instrument
Change in unrealized appreciation on marketable securities	893	21	887	24
Change in unrealized gain (loss) on derivative instruments	(1,589)	(774)	(295)	(1,836)

	277	(51,557)	15,323	(87,795)

Comprehensive loss	(29,728)	(35,372)	(6,899)	(57,198)

Amounts Attributable to Noncontrolling Interests:
Net income	(1,392)	(1,885)	(3,352)	(3,892)
Foreign currency translation adjustments	(4,381)	4,011	(6,696)	7,161
Change in unrealized (gain) loss on derivative instruments	—	(6)	—	14

Comprehensive income (loss) attributable to noncontrolling interests	(5,773)	2,120	(10,048)	3,283

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(455)	(6,792)	(876)	(13,237)
Foreign currency translation adjustments	(773)	29,354	(3,504)	50,023

Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,228)	22,562	(4,380)	36,786

Comprehensive Loss Attributable to CPA®:16 — Global Shareholders	$(36,729)	$(10,690)	$(21,327)	$(17,129)

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2011 and the year ended December 31, 2010
(in thousands, except share and per share amounts)

	CPA®:16 — Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Exces of	Other		CPA®:16
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	—Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	122,861,101	$130	$1,174,230	$(225,462)	$5,397	$(65,636)	$888,659	$88,168	$976,827
Shares issued, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares issued to affiliates	1,277,511	1	11,752				11,753		11,753
Contributions from noncontrolling interests							—	417,458	417,458
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Distributions to noncontrolling interests							—	(427,751)	(427,751)
Net (loss) income				32,007			32,007	4,905	36,912
Other comprehensive loss:
Foreign currency translation adjustments					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Impairment loss on commercial mortgage-backed securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)

Balance at December 31, 2010	125,756,357	135	1,216,565	(275,948)	(8,460)	(81,080)	851,212	79,139	930,351

Shares issued, net of offering costs	1,774,945	2	14,665				14,667		14,667
Shares issued to affiliates	14,418,493	14	126,868				126,882		126,882
Shares issued to shareholders of CPA®:14 in the Merger	57,365,146	57	510,492				510,549		510,549
Purchase of noncontrolling interest			9,243				9,243	60,268	(51,021)
Issuance of Special Interest			34,300				34,300	34,612	69,224
Change of ownership interest							—	(34,300)	(34,300)
Distributions declared ($0.3312 per share)				(49,661)			(49,661)		(49,661)
Contributions from noncontrolling interests							—	1,915	1,915
Distributions to noncontrolling interests							—	(11,820)	(11,820)
Net income							—	3,352	(23,098)
Other comprehensive loss:
Foreign currency translation adjustments					10,234		10,234	9,749	12,859
Change in unrealized loss on derivative instruments					(295)		(295)	—	(295)
Change in unrealized gain (loss) on marketable securities					887		887		887
Repurchase of shares	(905,684)					(7,412)	(7,412)		(7,412)

Balance at June 30, 2011	198,409,257	$208	$1,906,745	$(325,059)	$2,366	$(88,492)	$1,468,768	$99,094	$1,567,863

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows — Operating Activities
Net (loss) income	$(22,222)	$30,597
Adjustments to net (loss) income:
Depreciation and amortization including intangible assets and deferred financing costs	38,612	24,894
Loss (income) from equity investments in real estate in excess of distributions received	4,036	(1,720)
Issuance of shares to affiliate in satisfaction of fees due	5,883	5,876
Gain on bargain purchase	(16,971)	—
Contract termination	34,300	—
Gain on deconsolidation of a subsidiary	—	(7,082)
Loss on sale of real estate	140	—
Unrealized (gain) loss on foreign currency transactions and others	(649)	588
Realized gain on foreign currency transactions and others	(1,483)	(63)
Straight-line rent adjustment and amortization of rent-related intangibles	(2,586)	941
Loss on extinguishment of debt	2,479	—
Impairment charges	12,889	8,030
Net changes in other operating assets and liabilities	8,826	1,661

Net cash provided by operating activities	63,254	63,722

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,769	2,083
Acquisitions of real estate and other capital expenditures	(394)	(12,413)
Cash acquired through Merger	189,266	—
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	(539,988)	—
Cash acquired on issuance of additional shares in subsidiary	7,121	—
Funding/purchases of notes receivable	—	(3,224)
Proceeds from sale of real estate	19,142	—
Funds placed in escrow	(3,757)	(1,769)
Funds released from escrow	7,460	2,383
Payment of deferred acquisition fees to an affiliate	(1,911)	(6,261)

Net cash used in investing activities	(320,292)	(19,201)

Cash Flows — Financing Activities
Distributions paid	(41,801)	(40,782)
Contributions from noncontrolling interests	1,926	881
Distributions to noncontrolling interests	(12,786)	(20,066)
Scheduled payments of mortgage principal	(14,834)	(10,287)
Prepayments of mortgage principal	(82,578)	(29,000)
Proceeds from mortgage financing	20,000	36,947
Proceeds from line of credit	302,000	—
Repayments of line of credit	(27,000)	—
Funds placed in escrow	81	4,120
Funds released from escrow	(193)	(5,304)
Deferred financing costs and mortgage deposits	(4,330)	—
Proceeds from issuance of shares, net of issuance costs	135,666	15,348
Purchase of treasury stock	(7,412)	(9,504)

Net cash provided by (used in) financing activities	268,739	(57,647)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	2,846	(2,263)

Net increase (decrease) in cash and cash equivalents	14,547	(15,389)
Cash and cash equivalents, beginning of period	59,012	83,985

Cash and cash equivalents, end of period	$73,559	$68,596

(Continued)
CPA®:16 – Global 6/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Non-cash investing activities
__________
In January 2011, we acquired 10 properties, the “Carrefour” properties, from Corporate Property Associates 14 Incorporated (“CPA®:14”) in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million (Note 5). The newly issued equity in our subsidiary, which is in substance real estate, has resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011. This non-cash transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, and an increase in noncontrolling interest at fair value as detailed in the table below.
In May 2011, we acquired all of the outstanding stock of CPA®:14 in exchange for 57,365,145 newly issued shares of our common stock with a fair value of $510.5 million and cash of $444.0 million (Note 3). This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below.

	Carrefour	CPA®:14
Assets acquired at fair value:
Investments in real estate	$97,722	$582,802
Net investment in direct financing leases	—	161,414
Assets held for sale	—	11,202
Equity investments in real estate	—	134,609
Intangible assets	48,029	419,928
Other assets, net	154	27,577
Liabilities assumed at fair value:
Non-recourse debt	(81,671)	(460,271)
Accounts payable, accrued expenses and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits	(96)	(45,848)
Due to affiliates	—	(2,753)
Distributions payable	—	(95,943)
Amounts attributable to noncontrolling interests	(70,066)	63,003

Net (liabilities assumed) assets acquired excluding cash	(7,121)	785,842
Fair value of common shares issued	—	(510,549)
Cash consideration	—	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	—	(3,543)
Bargain purchase gain on acquisition	—	(16,971)

Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,266)

CPA®:16 – Global 6/30/2011 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2011, our portfolio was comprised of our full or partial ownership interests in 559 properties, substantially all of which were triple-net leased to 150 tenants, and totaled approximately 51 million square feet (on a pro rata basis), with an occupancy rate of approximately 98%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
CPA®:16 — Global and certain of its subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010, with CPA®:14, WPC and certain of their subsidiaries. On April 26, 2011, the merger of CPA®:14 with and into our subsidiary, CPA 16 Merger Sub, (the “Merger”) was approved by CPA®:14’s shareholders. The Merger (Note 3) was consummated and became effective on May 2, 2011.
Following the consummation of the Merger, we implemented an internal reorganization pursuant to which CPA®:16 — Global was reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT reorganization”) to hold substantially all of its assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a newly formed Delaware limited liability company subsidiary (Note 3). At June 30, 2011, CPA®:16 — Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership.
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
CPA®:16 – Global 6/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
Out of Period Adjustment
During the second quarter of 2011, we identified an error in the consolidated financial statements related to the year 2010 through the first quarter of 2011. The error relates to the recognition of lease revenues in connection with an operating lease in 2010 and the first quarter of 2011. We concluded this adjustment, which totalled $2.2 million was not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $2.2 million.
Information about International Geographic Areas
For the periods presented, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$31,768	$23,744	$58,535	$50,022

	June 30, 2011	December 31, 2010
Net investments in real estate	$1,115,579	$913,639
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued an update to Accounting Standards Codification Topic (“ASC”) 805, Business Combinations. The amendments in the update clarify that the pro forma disclosures required under ASC 805 should depict revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. Additionally, the amendments expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These amendments impact the form of our disclosures only, are applicable to us prospectively and are effective for our business combinations for which the acquisition date is on or after December 15, 2010.
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a
CPA®:16 – Global 6/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
Note 3. Merger and UPREIT Reorganization
Merger
On May 2, 2011, CPA®:14 merged with and into one of our consolidated subsidiaries based on the Merger Agreement, which entitled shareholders of CPA®:14 to receive $10.50 per share after giving effect to a $1.00 per share special cash distribution to be funded by CPA®:14. The estimated net asset value (“NAV”) of CPA®:14 as of May 2, 2011 was $11.90 per share. NAV per share was determined based upon an estimate of the fair market value of real estate adjusted to give effect to the estimated fair value of mortgages encumbering our assets as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others.
For each share of CPA®:14 stock owned, each CPA®:14 shareholder received, at their election, either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 — Global, collectively the “Merger Consideration.” We paid the Merger Consideration of $954.5 million, including the payment of $444.0 million in cash to liquidating shareholders and the issuance of 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of properties sold by CPA®:14 in connection with the Merger, as described below. In order to fund the Merger Consideration, we utilized a portion of the $302.0 million of available cash drawn under our new line of credit (Note 11) and $121.0 million in cash we received from WPC in return for the issuance of 13,750,000 of our common shares.
The assets we acquired and liabilities we assumed in the Merger exclude certain sales made by CPA®:14 of equity interests in entities that owned six properties (the “Property Sales”) in connection with the Merger to two affiliates, Corporate Property Associates 17 — Global Incorporated and WPC, for an aggregate of $89.5 million in cash. Immediately prior to the Merger and subsequent to the Property Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of 7 variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted average rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $10.2 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, have been expensed as incurred and classified within General and administrative expense in the consolidated statements of operations for the six months ended June 30, 2011.
CPA®:16 – Global 6/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition, based on the current best estimates of management. The Company is in the process of finalizing its assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, Net investments in direct financing leases, equity investments in real estate, non-recourse debt and amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities and the impact to the bargain purchase gain are subject to change.

Merger Consideration:
Fair value of CPA®:16 — Global common shares issued	$510,549
Cash consideration	444,045

$954,594

Assets acquired at fair value:
Investments in real estate	$582,802
Net investment in direct financing leases	161,414
Assets held for sale	11,202
Equity investments in real estate	134,609
Intangible assets	419,928
Cash and cash equivalents	189,266
Other assets, net	27,577

1,526,798

Liabilities assumed at fair value:
Non-recourse debt	(460,271)
Accounts payable, accrued expenses and other liabilities	(9,878)
Prepaid and deferred rental income and security deposits	(45,848)
Due to affiliates	(2,753)
Distributions payable	(95,943)

(614,693)

Amounts attributable to noncontrolling interests	63,003

Net assets acquired at fair value	975,107
Change in interest upon acquisition of noncontrolling interest of Carrefour	(3,543)

Bargain purchase gain on acquisition	$(16,971)

As required by GAAP, fair value related to the assets acquired and liabilities assumed as well as the shares exchanged, has been computed as of the closing date of the Merger by the advisor in a manner consistent with the methodology described above. The computed fair values as of the closing date of the Merger reflect increases in the fair value of our and CPA®:14’s net assets during that period, which were primarily attributable to changes in foreign exchange rates as well the length of time that elapsed between the date of the Merger Agreement which was December 13, 2010 and May 2, 2011, the date on which we obtained control of CPA®:14. As a result, our NAV at the date of the Merger increased to $8.90 per share resulting in the total fair value of the merger consideration of $954.5 million; however the preliminary fair value for the net assets acquired from CPA®:14 increased more to $971.5 million, resulting in a Bargain purchase gain on acquisition of $17.0 million recorded on the consolidated statements of operations for the three and six months ended June 30, 2011.
The estimated lease revenues and income from operations contributed from the properties acquired from the date of the Merger through June 30, 2011 were $9.0 million and $3.6 million (inclusive of $0.2 million attributable to noncontrolling interests), respectively.
UPREIT Reorganization
Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby CPA®:16 — Global formed an umbrella partnership real estate investment trust, or “UPREIT”, which was approved by CPA®:16 — Global shareholders in connection with the Merger. In connection this “UPREIT Reorganization”, we contributed substantially all of our assets and liabilities to the Operating Partnership in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the “Managing Member” (representing our stockholders’ interest). Carey REIT
CPA®:16 – Global 6/30/2011 10-Q — 11

Notes to Consolidated Financial Statements
III, Inc. (the “Special General Partner”), a subsidiary of WPC, acquired a special membership interest (“Special Interest”) of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash and a Final Distribution, each as discussed below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.
We amended our advisory agreements with affiliates of W. P. Carey to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees have been eliminated. The Available Cash Distribution is contractually limited to 0.5% of our assets under management. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged.
The Special General Partner is entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of the value of our assets under management. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our assets, the Special General Partner is also entitled to receive a “Final Distribution” equal to 15% of residual returns after giving effect to a 100% return of the Managing Member’s invested capital plus a 6% priority return.
In connection with the issuance of the Special Interest, we incurred a non-cash charge of $34.3 million in the consolidated statements of operations, equal to the fair value of the noncontrolling interests issued (Note 14). We determined the fair value of the Special Interest based a discounted cash flow model, which included assumptions related to estimated future cash flows.
CPA®:16 – Global 6/30/2011 10-Q — 12

Notes to Consolidated Financial Statements
Note 4. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. On May 2, 2011, following the Merger we amended the agreement to reflect the UPREIT Reorganization (Note 3). The current form of the agreement ends on September 30, 2011, subject to renewal. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees (through May 2, 2011), and the advisor structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees and certain cash distributions, as noted below. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$4,292	$2,933	$7,233	$5,864
Performance fees (a)	980	2,933	3,921	5,864
Personnel reimbursements (b)	1,646	863	2,591	1,704
Office rent reimbursements (b)	245	175	438	373
Contract Termination (c)	34,300	—	34,300	—

	$41,463	$6,904	$48,483	$13,805

Transaction fees incurred:
Current acquisition fees (d)	$28	$—	$28	$—
Deferred acquisition fees (d) (e)	22	—	22	—
Mortgage refinancing fees (f)	305	—	305	—

	$355	$—	$355	$—

	June 30, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees	$3,294	$2,701
Subordinated disposition fees (g)	1,015	1,013

	$4,309	$3,714

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution (Note 3). At June 30, 2011, the advisor owned 34,662,200 shares, or 17.5%, of our common stock.

(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through June 30, 2011, our current share of future annual minimum lease payments would be $1.0 million annually through 2016.

(c)	In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Interest to a subsidiary of WPC (Note 3).

(d)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.

(e)	We paid annual deferred acquisition fee installments of $1.9 million and $6.3 million in cash to the advisor in January 2011 and 2010, respectively.

(f)	Mortgage refinancing fees are capitalized to deferred financing costs to be amortized over the life of the new loans.

(g)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
CPA®:16 – Global 6/30/2011 10-Q — 13

Notes to Consolidated Financial Statements
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 25% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Merger
In order to fund a portion of the Merger Consideration, we received $121.0 million in cash from WPC in return for the issuance of 13,750,000 of our common shares. Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Interest.
Note 5. Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$529,355	$338,979
Buildings	1,876,357	1,391,442
Less: Accumulated depreciation	(173,193)	(145,957)

	$2,232,519	$1,584,464

As discussed in Note 3, in connection with the Merger, we acquired several properties, which increased the carrying value of our real estate by $584.5 million. Assets disposed of during the current year period are discussed in Note 16. Fluctuations in foreign currency exchange rates had a positive impact on our net investments in properties at June 30, 2011, increasing the carrying value of our real estate by $51.3 million.
Carrefour France, SAS acquisition
In January 2011, we acquired shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in exchange for newly issued shares in one of our wholly-owned subsidiaries that also owns several properties in France. The Carrefour Properties had a fair value of $143.1 million at the date of acquisition. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at variable rates which were 6.4% and 2.7% at June 30, 2011. The newly issued equity in our subsidiary to CPA®:14 resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. As part of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011, which was accounted for as an equity transaction, with the difference of $3.7 million recorded as an adjustment to our Additional paid-in capital. Following this change in ownership interest, the amount previously recorded in non-controlling interests of $5.5 million representing its proportionate share of the cumulative translation adjustment was reclassified to Accumulated other comprehensive loss in our consolidated balance sheets at June 30, 2011.
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$8,296	$8,296
Buildings	68,125	68,100
Furniture, Fixtures & Equipment	8,439	8,376
Less: Accumulated depreciation	(11,216)	(9,623)

	$73,644	$75,149

CPA®:16 – Global 6/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
Note 6. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and notes receivable. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Notes Receivable
Hellweg 2
Under the terms of the note receivable acquired in connection with the April 2007 venture in which we and our affiliates acquired a property venture that in turn acquired a 24.7% ownership interest in a limited partnership and a lending venture that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable has a principal balance of $23.7 million and $21.8 million, inclusive of our affiliates’ noncontrolling interest of $17.6 million and $16.2 million at June 30, 2011 and December 31, 2010, respectively.
Other
In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of the British Bankers Association London Inter-bank Offered Rate, or “LIBOR”, plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, each with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8%, respectively, both with maturity dates of December 2011. At June 30, 2011 and December 31, 2010, the aggregate balances of these notes receivable were $23.9 million and $24.0 million, respectively, inclusive of construction interest, which included amounts funded of $23.9 million for each period.
We had a note receivable that totaled $9.8 million and $9.7 million at June 30, 2011 and December 31, 2010, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.
In addition, in connection with the Merger, we acquired three notes receivable that totaled $0.7 million at June 30, 2011.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At June 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2011.
CPA®:16 – Global 6/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	2	2	$51,510	$39,505
2	6	3	109,404	49,639
3	13	3	246,442	26,015
4	5	10	84,272	203,074
5	—	—	—	—

			$491,628	$318,233

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	—	—	$—	$—
2	3	1	9,768	9,738
3	2	2	48,294	45,766
4	—	—	—	—
5	—	—	—	—

			$58,062	$55,504

Note 7. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2011	June 30, 2011	December 31, 2010
True Value Company (a)	50%	$45,967	$—
Advanced Micro Devices, Inc. (a)	67%	34,127	—
The New York Times Company	27%	32,387	33,888
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	32,323	32,808
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (a)	56%	25,571	—
Schuler A.G. (b) (c)	33%	23,480	21,892
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b) (d)	25%	21,672	18,493
The Upper Deck Company (a)	50%	9,558	—
Del Monte Corporation (a)	50%	8,332	—
Police Prefecture, French Government (b)	50%	6,929	6,636
TietoEnator Plc (b)	40%	6,671	6,921
Frontier Spinning Mills, Inc.	40%	6,340	6,249
Best Buy Co., Inc. (a)	37%	5,685	—
Pohjola Non-life Insurance Company (b)	40%	5,544	5,419
OBI A.G. (b) (e)	25%	5,513	4,907
Actebis Peacock GmbH (b)	30%	5,346	5,043
Actuant Corporation (b)	50%	3,137	2,670
CPA®:16 – Global 6/30/2011 10-Q — 16

Notes to Consolidated Financial Statements

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2011	June 30, 2011	December 31, 2010
Consolidated Systems, Inc. (c)	40%	2,109	2,109
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (b)	33%	1,194	1,179
Talaria Holdings, LLC	27%	1,107	1,400
Thales S.A. (b)	35%	171	—

		$283,163	$149,614

(a)	We acquired our interest in this investment in connection with the Merger (Note 3).

(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	Represents tenant-in-common interest.

(d)	The increase in carrying value was due in part to a cash contribution of $1.3 million made to us by the venture for funding of an expansion project.

(e)	The carrying value of this investment included our share of the Other Comprehensive Income (“OCI”) on interest rate swap derivative instruments recognized by the venture.
The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2011	December 31, 2010
Assets	$1,889,681	$1,406,049
Liabilities	(1,240,198)	(936,691)

Partners’/members’ equity	$649,483	$469,358

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$51,372	$34,464	$98,975	$70,494
Expenses	(26,866)	(20,257)	(54,822)	(41,354)
Impairment charges (a)	(10,361)	—	(10,361)	—

Net income	$14,145	$14,207	$33,792	$29,140

(a)	Amounts represent impairment charges for the three and six months ended June 30, 2011 by a venture that leases property to Best Buy Stores, L. P.
We recognized income from equity investments in real estate of $1.8 million and $4.5 million for the three months ended June 30, 2011 and 2010, respectively, and $6.1 million and $9.3 million for the six months ended June 30, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Note 8. Intangible Assets and Liabilities
In connection with our acquisition of properties, we have recorded net lease intangibles of $566.1 million, inclusive of $470.1 million net lease intangibles acquired in connection with the Merger and Carrefour Properties acquisition, which are being amortized over periods ranging from 4 years to 40 years. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:16 – Global 6/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Amortized Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,308)	(1,134)

	1,806	1,980

Lease intangibles:
In-place lease	386,435	114,544
Tenant relationship	34,869	33,934
Above-market rent	212,827	41,769
Less: accumulated amortization	(61,766)	(43,145)

Total intangible assets	572,365	147,102

	$574,771	$149,782

Amortized Below-Market Rent Intangible Liabilities
Below-market rent	$(68,067)	$(43,037)
Less: accumulated amortization	8,118	6,963

	$(59,949)	$(36,074)

Net amortization of intangibles, including the effect of foreign currency translation, was $4.2 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively, and $8.7 million and $4.1 million for the six months ended June 30, 2011 and 2010, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Based on the intangibles recorded at June 30, 2011, scheduled net annual amortization of intangibles for each of the next five years is expected to be $32.8 million for the remainder of 2011, $65.5 million for 2012, $65.0 million for 2013, $64.6 million for 2014, and $57.0 million for 2015.
Note 9. Fair Value Measurements
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
Marketable Securities — Our marketable securities consisted of our investments in the common stock of certain companies. These investments were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Other Securities and Derivative Assets — Our other securities are comprised of our interest in a commercial mortgage loan securitization, our investments in equity units in Rave Reviews Cinemas and our interest in an interest-only senior note. Our derivative assets are comprised of an embedded credit derivative and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
CPA®:16 – Global 6/30/2011 10-Q — 18

Notes to Consolidated Financial Statements
Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$346	$346	$—	$—
Other securities	16,250	—	—	16,250
Derivative assets	1,380	—	—	1,380

Total	$17,976	$346	$—	$17,630

Liabilities:
Derivative liabilities	$(2,436)	$—	$(2,436)	$—

Total	$(2,436)	$—	$(2,436)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,769	$6,769	$—	$—
Other securities	1,553	—	—	1,553
Derivative assets	1,369	—	—	1,369

Total	$9,691	$6,769	$—	$2,922

Liabilities:
Derivative liabilities	$(504)	$—	$(504)	$—

Total	$(504)	$—	$(504)	$—

CPA®:16 – Global 6/30/2011 10-Q — 19

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,464	$1,333	$2,797	$1,775	$1,974	$3,749
Total gains or losses (realized and unrealized):
Purchases, issuances and settlements	15,179	—	15,179	—	—	—
Included in earnings	—	45	45	—	792	792
Included in other comprehensive income (loss)	64	2	66	21	(149)	(128)
Amortization and accretion	(457)	—	(457)	(82)	—	(82)

Ending balance	$16,250	$1,380	$17,630	$1,714	$2,617	$4,331

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$45	$45	$—	$792	$792

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,553	$1,369	$2,922	$1,851	$2,178	$4,029
Total gains or losses (realized and unrealized):
Purchases, issuances and settlements	15,179	—	15,179	—	—	—
Included in earnings	—	8	8	—	641	641
Included in other comprehensive income (loss)	58	3	61	24	(202)	(178)
Amortization and accretion	(540)	—	(540)	(161)	—	(161)

Ending balance	$16,250	$1,380	$17,630	$1,714	$2,617	$4,331

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$8	$8	$—	$641	$641

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2011 and 2010, except for those assets and liabilities acquired in connection with the Merger. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,891,916	$1,837,918	$1,369,248	$1,314,768
Line of credit	275,000	275,000	—	—
Notes receivable	58,062	59,069	55,504	55,682
We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2011 and December 31, 2010.
CPA®:16 – Global 6/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three and six months ended June 30, 2011 and 2010 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$36,645	$11,906	$—	$—
Net investments in direct financing leases	54,590	509	—	—
Intangible assets	1,555	450	—	—

	$92,790	$12,865	$—	$—

Impairment Charges From Discontinued Operations:
Net investments in properties	$5,362	$24	$—	$—

	$5,362	$24	$—	$—

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Real estate
Net investments in properties	$36,645	$11,906	$17,295	$2,835
Net investments in direct financing leases	54,590	509	31,705	5,195
Intangible assets	1,555	450	—	—

	$92,790	$12,865	$49,000	$8,030

Impairment Charges From Discontinued Operations:
Net investments in properties	5,362	24	—	—

	$5,362	$24	$—	$—

The amounts above exclude the assets acquired and non-recourse mortgages assumed as part of the Merger. As described in Note 3, the assets acquired and liabilities assumed were recorded at fair value as of the closing of the Merger and were measured primarily using unobservable inputs (Level 3) based on market conditions and assumptions that existed at the time. The bargain purchase gain of $17.0 million was derived based upon the change in fair value of the Merger consideration and the assets received using unobservable inputs.
CPA®:16 – Global 6/30/2011 10-Q — 21

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
CPA®:16 – Global 6/30/2011 10-Q — 22

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Foreign currency collar contracts	Accounts payable, accrued expenses and other liabilities	$—	$—	$—	$(106)
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(2,436)	(398)

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	3	46	—	—
Stock warrants	Other assets, net	1,377	1,323	—	—

Total derivatives		$1,380	$1,369	$(2,436)	$(504)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Reclassified
	in OCI on Derivatives (Effective Portion)		from OCI into Income (Effective Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps (a)	$(56)	$(169)	$—	$—
Foreign currency forward contracts (a) (b)	—	100	—	39
Foreign currency collars (a) (b)	—	144	—	—

Total	$(56)	$75	$—	$39

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Reclassified
	in OCI on Derivatives (Effective Portion)		from OCI into Income (Effective Portion)
	Six Months Ended June 30,		Six Months Ended June 30,
Derivatives Not in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps (a)	$(157)	$(219)	$—	$—
Foreign currency forward contracts (a) (b)	106	223	—	29
Foreign currency collars (a) (b)	—	180	—	—

Total	$(51)	$184	$—	$29

(a)	During the three and six ended June 30, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

(b)	Gains (losses) reclassified from OCI into income for contracts that have settled are included in Other income and (expenses).
CPA®:16 – Global 6/30/2011 10-Q — 23

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives in Cash Flow	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2011	2010	2011	2010
Embedded credit derivatives (a)	Other income and (expenses)	$(9)	$928	$(46)	$722
Stock warrants	Other income and (expenses)	54	(135)	54	(81)

Total		$45	$793	$8	$641

(a)	Included losses attributable to noncontrolling interests totaling less than $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively, and gains totaling $0.4 million and $0.5 million for the three and six months ended June 30, 2010, respectively.
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
The derivative instruments that we had outstanding on our consolidated ventures at June 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value
	Type	Amount	Interest Rate	Date	Date	at June 30, 2011
1-Month LIBOR	“Pay-fixed” swap	$3,769	6.7%	2/2008	2/2018	$(423)
1-Month LIBOR	“Pay-fixed” swap	6,186	6.4%	7/2008	7/2018	(722)
1-Month LIBOR	“Pay-fixed” swap	11,681	5.6%	3/2008	3/2018	(1,082)
1-Month LIBOR	“Pay-fixed” swap	3,976	6.9%	3/2011	3/2021	(210)
The derivative instruments that our unconsolidated ventures had outstanding at June 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value
	June 30, 2011	Type	Amount	Cap Rate	Spread	Rate	Date	Date	at June 30, 2011
3-Month LIBOR	25.0%	“Pay-fixed” swap	$167,060	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/1/2016	$(8,176)
3-Month LIBOR	27.3%	Interest rate cap	124,424	4.0%	1.2%	N/A	3/2011	8/2014	326

									$(7,850)

Embedded Credit Derivatives
In connection with our April 2007 investment in a portfolio of German properties (Hellweg 2 transaction) through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for
CPA®:16 – Global 6/30/2011 10-Q — 24

Notes to Consolidated Financial Statements
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
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2011, we estimate that an additional $0.9 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $2.5 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $2.8 million or $0.6 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

At June 30, 2011
Region:
Total U.S.	66%
Total Europe	30%
Other International	4%

Total International	34%

Total	100%

Asset Type:
Industrial	36%
Warehouse/Distribution	25%
Retail	19%
Office	12%
Other	8%

Total	100%

Tenant Industry:
Retail	30%
Other	70%

Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany)	15%
Carrefour France, SAS (France)	10%
CPA®:16 – Global 6/30/2011 10-Q — 25

Notes to Consolidated Financial Statements
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 11. Debt
Scheduled debt principal payments during each of the next five years following June 30, 2011 and thereafter are as follows (in thousands):

Total (b)
2011 (remainder)	$85,345
2012	123,142
2013	43,969
2014 (a)	402,373
2015	151,287
Thereafter through 2031	1,365,784

2,171,900
Unamortized discount	1,872

Total	$2,173,772

(a)	Includes $275.0 million outstanding under our line of credit as discussed below.

(b)	Amounts exclude the fair market value of debt adjustments of $6.9 million at June 30, 2011.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at June 30, 2011.
Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $1.5 billion at June 30, 2011. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 8.3% and variable annual interest rates ranging from 2.7% to 6.9%, with maturity dates ranging from 2011 to 2031 at June 30, 2011.
In connection with the Merger (Note 3), we assumed property level debt comprised of 7 variable-rate and 48 fixed-rate non-recourse mortgages with fair values totaling $38.1 million and $421.9 million, respectively, on the date of acquisition and recorded an aggregate net fair market value adjustment of $6.9 million. The fair market value adjustment is amortized to interest expense over the remaining lives of the loans. These fixed-rate and variable-rate mortgages have weighted average rates of 6.8% and 6.1%, respectively.
Additionally, in May 2011, we obtained non-recourse financing of $20.0 million that bears interest at a fixed rate of 5.08% and matures in June 2016 and is collateralized by a hotel property acquired in 2008.
In connection with obtaining our line of credit described below, we defeased eight loans with a fair value of $68.5 million and incurred a loss on extinguishment of debt of $2.5 million during the three and six months ended June 30, 2011.
Line of Credit
On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks including Bank of America, N.A. which acts as the administrative agent. CPA 16 Merger Sub, our subsidiary, was designated as the borrower and we and CPA 16 LLC, a subsidiary, were designated as guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months. The revolving credit facility was used to finance in part the Merger, to repay certain property level indebtedness and for general corporate purposes.
CPA®:16 – Global 6/30/2011 10-Q — 26

Notes to Consolidated Financial Statements
The line of credit provides for an annual interest rate, at our election, of either (a) 3.25% plus LIBOR; or (b) 2.25% plus the greater of: (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate, or (iii) LIBOR plus 1.0%. The Credit Agreement also provides for the issuance of letters of credit at an annual interest rate of 3.25%. In addition, we are required to pay an annual fee of 50 basis points of the unused portion of the credit facility amount. We incurred costs of $4.0 million to procure the facility, which are being amortized over the term of the Credit Agreement.
Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At June 30, 2011, availability under the line was $298.8 million, of which we had drawn $275.0 million.
The Credit Agreement is fully recourse to CPA®:16 — Global and contains customary affirmative and negative covenants, including covenants that restrict CPA®:16 — Global and our subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay dividends (as described below), enter into certain transactions with affiliates, and change the nature of its business or fiscal year. In addition, the Credit Agreement contains customary events of default.
The Credit Agreement stipulates several financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the Credit Agreement):
•	a maximum “consolidated leverage ratio,” which requires us to maintain a ratio for “consolidated total indebtedness” to “total asset value” less than or equal to 65% (such rate is applicable through May 2013 and declines thereafter);

•	a “minimum total equity value,” which requires us to maintain a “total equity value” of at least $1.19 billion. This amount must be adjusted in the event of any securities offering by adding 75% of the “net cash proceeds”;

•	a “consolidated fixed charge coverage ratio,” which requires us to maintain a ratio for “consolidated EBITDA” to “consolidated fixed charges” of less than 1.50 to 1.0;

•	a limitation on dividend payments, which requires us to ensure that dividends paid in cash are limited to 95% of “adjusted funds from operations,” except to the extent dividend payments are required for CPA®:16 — Global to maintain its status as a real estate investment trust under the Internal Revenue Code; and

•	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $75.0 million.
We were in compliance with these covenants at June 30, 2011.
Note 12. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 13. Impairment Charges
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
CPA®:16 – Global 6/30/2011 10-Q — 27

Notes to Consolidated Financial Statements
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net investments in properties	$12,356	$—	$12,356	$2,835
Net investments in direct financing leases	509	—	509	5,195

Total impairment charges included in expenses	12,865	—	12,865	8,030

Total impairment charges included in income from continuing operations	12,865	—	12,865	8,030
Impairment charges included in discontinued operations	24	—	24	—

Total impairment charges	$12,889	$—	$12,889	$8,030

Significant impairment charges recognized during the three and six months ended June 30, 2011 and 2010 were as follows:
International Aluminum Corp.
During the three and six months ended June 30, 2011, we recognized an impairment charge of $12.4 million in connection with several properties leased to International Aluminum Corp. to reduce their carrying values to their estimated fair values in connection with the tenant filing for bankruptcy in May 2011. At June 30, 2011, these properties were classified as Net investments in properties in the consolidated financial statements.
The Talaria Company (Hinckley)
During the first quarter of 2010, we recognized impairment charges of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value to its estimated fair value based on a potential sale of the property that was ultimately not consummated. At June 30, 2011, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
Note 14. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of noncontrolling interests in three properties from CPA®:14 in connection with the CPA®:14 Property Sales (Note 3), there were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2011.
CPA®:16 – Global 6/30/2011 10-Q — 28

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
In November 2010, the property venture exercised its option for $297.3 million and acquired an additional 70% interest in the limited partnership.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Six Months Ended
	2011	2010
Balance, January 1	$21,805	$337,397
Foreign currency translation adjustment	1,872	(50,023)

Balance, June 30	$23,677	$287,374

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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.6 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2011 and December 31, 2010, we had less than $0.1 million of accrued interest related to uncertain tax positions.
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
CPA®:16 – Global 6/30/2011 10-Q — 29

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
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$1,024	$82	$1,022	$692
Expenses	(1,153)	(283)	(1,107)	(947)
Gain on deconsolidation of a subsidiary	—	—	—	7,082
Loss on sale of assets	(140)	—	(140)	—
Gain on extinguishment of debt	37	—	37	—
Impairment charges	(24)	—	(24)	—

(Loss) income from discontinued operations	$(256)	$(201)	$(212)	$6,827

2011 — In May and June 2011, we sold three domestic properties acquired in connection with the Merger for a total price of $18.7 million, net of selling costs. In connection with these sales, we prepaid the existing non-recourse mortgage debt on these properties of $7.2 million and incurred a prepayment penalty of $0.3 million. We recognized a net loss on the sales of less than $0.1 million and a net loss on the extinguishment of debt of less than $0.1 million.
In April 2011, we sold a vacant property previously leased to Gortz & Schiele GmbH & Co. for $0.4 million, net of selling costs, and recognized a net loss of less than $0.1 million, inclusive of the impact of impairment charges recognized during fiscal 2009 totaling $2.9 million. All amounts are inclusive of the 50% interest in the venture owned by our affiliate as the noncontrolling interest partner. Amounts are based upon the exchange rate of the Euro at the date of sale.
In May 2011, we entered into an agreement to sell a domestic property acquired in connection with the Merger and leased to Celadon Group, Inc. for $11.2 million, which exceeds the carrying value of this property at June 30, 2011. We recognized an impairment charge of less than $0.1 million in connection with this sale. We completed the sale of this property in July 2011. At June 30, 2011, these properties were classified as Assets held for sale on our consolidated balance sheet.
In June 2011, a venture in which we and Corporate Property Associates 15 Incorporated (“CPA®:15”) hold interests of 70% and 30%, respectively, and which we consolidate, entered into an agreement to sell several properties leased to PETsMART, Inc. for approximately $74.0 million. Our share of the sale price is approximately $51.8 million. At June 30, 2011, these properties were classified as Assets held for sale on our consolidated balance sheet. The sale of these properties was completed in July 2011 at which time the venture used a portion of the sale proceeds to defease the non-recourse mortgage totaling $25.1 million on the related properties. The venture expects to recognize a gain on this sale of approximately $16.0 million, of which our share is expected to approximate $11.2 million.
2010 — During the second quarter of 2009, Goertz & Schiele Corp. ceased making rent payments to us, and as a result, we suspended the debt service payments on the related mortgage loan beginning in July 2009. Goertz & Schiele Corp. filed for bankruptcy in September 2009 and terminated its lease with us in bankruptcy proceedings in January 2010. In January 2010, the consolidated subsidiary consented to a court order appointing a receiver after we ceased making payments on a non-recourse debt obligation collateralized by a property that was previously leased to Goertz & Schiele Corp. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009 and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interest of $3.5 million. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.
CPA®:16 – Global 6/30/2011 10-Q — 30

Notes to Consolidated Financial Statements
Note 17. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the Merger had occurred on January 1, 2010 for the three and six months ended June 30, 2011. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma total revenues	$89,494	$88,816	$171,066	$178,449
Pro forma (loss) income from continuing operations (a)	(10,873)	24,129	(1,535)	39,236
Less: Income from continuing operations attributable to noncontrolling interests	(3,002)	(8,727)	(6,626)	(13,645)

Pro forma (loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(13,875)	$15,402	$(5,091)	$25,591

Pro forma earnings per share (a):
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(0.07)	$0.08	$(0.03)	$0.13

The pro forma weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 totaled 198,409,257 shares and were determined as if all shares issued since our inception through June 30, 2011 were issued on January 1, 2010.
CPA®:16 – Global 6/30/2011 10-Q — 31

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
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our operating partnership. We are the general partner of, and own 99.985% of the interests in, the operating partnership.
As discussed in Note 3 in the consolidated financial statements, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. This Merger had a significant impact on our asset and liability base and our second quarter 2011 results and is expected to have a significant impact on our full year 2011 results. The impacts of this transaction on our year-to-date results is further described below.
Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$82,226	$58,087	$142,001	$116,983
Net (loss) income attributable to CPA®:16 — Global shareholders	(31,852)	7,508	(26,450)	13,468
Cash flow from operating activities			57,952	63,722

Distributions paid	20,976	20,437	41,801	40,782

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	29,146	19,790	45,364	40,054
Adjusted cash flow from operating activities			46,398	58,024
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
Total revenues increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, primarily as a result of properties acquired in the Merger, as well as the impact of acquiring the Carrefour Properties from our affiliate, CPA®:14 in January 2011.
Net loss attributable to CPA®:16 — Global shareholders in the three and six months ended June 30, 2011 reflected a termination fee of $34.3 million incurred in connection with amending our advisory agreement and the issuance of the Special Interest to a subsidiary of WPC (Note 3), as well as an increase in the level of impairment charges recognized as compared to the same periods in 2010. During
CPA®:16 – Global 6/30/2011 10-Q — 32

the three and six months ended June 30, 2011, we recognized impairment charges of $12.9 million for both periods. During the six months ended June 30, 2010, we recognized impairment charges of $8.0 million.
Cash flow from operating activities decreased in the six months ended June 30, 2011 as compared to the prior year period, primarily due to expenses incurred in connection with the Merger.
Our AFFO supplemental measure for the three and six months ended June 30, 2011 as compared to the same periods in 2010 increased by $9.4 million and $5.3 million, respectively, primarily reflecting the accretive impact to AFFO from properties acquired in the Merger.
Our Adjusted cash flow from operating activities supplemental measure for the six months ended June 30, 2011 decreased by $11.6 million compared to the same period in 2010. This decrease was primarily attributable to charges incurred in connection with the Merger.
Our daily cash distribution for the second quarter of 2011 was $0.0018198 per share and was paid on July 15, 2011 to shareholders of record as of the close of business on each day during the second quarter, or $0.66 per share on an annualized basis.
Current Trends
General Economic Environment
We are impacted by macro-economic factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. Through the end of the second quarter of 2011, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced an improved financing environment during the six months ended June 30, 2011 as compared to the prior year period. As recent geopolitical events have shown, however, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, as of the date of this Report, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 30% of our annualized contractual minimum base rent for the six months ended June 30, 2011. During the six months ended June 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 9% to $1.4391 at June 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at June 30, 2011 as compared to our balance sheet at December 31, 2010. During the six months ended June 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 5% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt. Over the past several quarters, capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for domestic secured transactions has expanded during the first six months of 2011; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however, increased competition from both public and private investors continues. During the beginning of the third quarter of 2011, we noted increased volatility in the capital markets; however it is not yet possible to determine whether this recent activity will have a materially adverse impact on our business.
Financing Conditions
Over the past several quarters, we have seen a gradual improvement in both the credit and real estate financing markets. During the second quarter of 2011, we continued to see an increase in the number of lenders for domestic investments as market conditions
CPA®:16 – Global 6/30/2011 10-Q — 33

improved compared to prior years. However, also during the second quarter of 2011, the sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and have made it more challenging to obtain debt for certain international deals. During the six months ended June 30, 2011, we obtained non-recourse mortgage financing totaling $54.1 million (on a pro rata basis). as well as a $320.0 million credit facility (Note 11).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite improvements in expectations, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. Recently, there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties (Note 13), tenant defaults, inflation, lease expirations, and occupancy rates.
Net Asset Value
The advisor generally calculates our estimated NAV per share on an annual basis. To make this calculation, the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
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
The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen recent signs of inflationary pressure during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in coming years.
Lease Expirations and Occupancy
At June 30, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we
CPA®:16 – Global 6/30/2011 10-Q — 34

obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy was 98% at June 30, 2011, a decrease of 1% from December 31, 2010.
Proposed Accounting Changes
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the fourth quarter of 2011, with a final standard by mid-2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
Additionally, the Emerging Issues Task Force, or EITF, of the FASB, has reached a consensus-for-exposure on the following Issue:
EITF Issue 10-E, Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate — At its June 2011 meeting, the EITF reached a consensus-for-exposure that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This consensus will impact the timing of our recognition of gains in the event a property is placed into receivership. Prior to implementation of this guidance, it was permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity.
Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental income	$108,882	$76,051
Interest income from direct financing leases	15,496	13,203

	$124,378	$89,254

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):
CPA®:16 – Global 6/30/2011 10-Q — 35

	Six Months Ended June 30,
Lessee	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$18,434	$17,216
Carrefour France, SAS (a) (b) (c)	13,698	—
SoHo House (d)	5,005	—
Telcordia Technologies, Inc.	5,000	4,803
Tesco plc (a) (b)	3,847	3,620
Nordic Cold Storage LLC	3,443	3,443
Berry Plastics Corporation (b)	3,286	3,413
Fraikin SAS (a)	2,820	2,691
Dick’s Sporting Goods, Inc. (b) (e)	2,800	1,562
The Talaria Company (Hinckley) (b) (f)	2,537	2,284
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	2,452	2,406
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (g)	2,364	2,099
International Aluminum Corp. and United States Aluminum of Canada Ltd. (a) (h)	2,094	2,595
Best Brands Corp.	2,020	1,996
Huntsman International, LLC	2,002	2,002
Ply Gem Industries, Inc. (a)	1,985	1,959
Bob’s Discount Furniture, LLC	1,814	1,814
Universal Technical Institute of California, Inc.	1,800	1,700
Kings Super Markets Inc.	1,800	1,732
TRW Vehicle Safety Systems Inc.	1,784	1,784
Performance Fibers GmbH (a)	1,724	1,611
Finisar Corporation	1,644	1,644
Other (a) (b) (i)	40,025	26,880

	$124,378	$89,254

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $35.9 million and $21.1 million for the six months ended June 30, 2011 and 2010, respectively.

(c)	We acquired a portion of this investment in January 2011 with the remaining interest acquired in connection with the Merger.

(d)	This build-to-suit was completed in September 2010.

(e)	In connection with the Merger, we acquired four additional properties leased to this tenant, which contributed additional lease revenue of $1.2 million for the six months ended June 30, 2011.

(f)	This increase was due to the completion of a rent deferral agreement, which was in effect during the first quarter of 2010.

(g)	This increase was due to a CPI based (or equivalent) rent increase.

(h)	In January 2011, we entered into a lease agreement with the tenant to defer certain rental payments until May 2011. In May 2011, the tenant filed for bankruptcy protection. We recognized a $12.4 million impairment charge in the second quarter of 2011 (Note 13).

(i)	This increase is primarily due to the impact of properties acquired in connection with the Merger.
CPA®:16 – Global 6/30/2011 10-Q — 36

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30,	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$16,154	$16,154
The New York Times Company	27%	14,024	13,285
OBI A.G. (a)	25%	8,609	8,034
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (c)	56%	8,212	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	25%	7,936	7,174
True Value Company (c)	50%	7,191	—
Advanced Micro Devices, Inc. (c)	67%	5,972	—
Pohjola Non-life Insurance Company (a)	40%	4,684	4,339
TietoEnator Plc (a)	40%	4,387	4,097
Police Prefecture, French Government (a)	50%	4,114	4,143
Schuler A.G. (a)	33%	3,257	3,081
Frontier Spinning Mills, Inc.	40%	2,244	2,235
Thales S.A. (a)	35%	2,200	2,087
Actebis Peacock GmbH (a)	30%	2,109	1,979
Best Buy Co., Inc. (c)	37%	1,786	—
Del Monte Corporation (c)	50%	1,763	—
Actuant Corporation (a)	50%	939	872
Consolidated Systems, Inc.	40%	911	911
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (d)	33%	764	612
Talaria Holdings, LLC	27%	36	—
The Upper Deck Company (c) (e)	50%	—	—

		$97,292	$69,003

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 weakened by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	In April 2011, an expansion project was completed and contributed $0.3 million of lease revenue for the period.

(c)	This venture was acquired in connection with the Merger.

(d)	In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier, and in August 2010, MSR Technologies GmbH took over the Lindenmaier business and entered into a new lease with the venture.

(e)	In December 2010, we filed two civil actions against the Upper Deck Company (“Upper Deck”) after Upper Deck stopped making rent payments for a year. In February 2011, we reached an agreement with Upper Deck whereby Upper Deck will pay us $3.0 million over three years and vacated the building. Any payments received from Upper Deck will go towards the past due rent. As a result, during the six months ended June 30, 2011, we did not recognize any lease revenues from Upper Deck.
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
CPA®:16 – Global 6/30/2011 10-Q — 37

For the three and six months ended June 30, 2011 as compared to the same period in 2010, lease revenues increased by $28.8 million and $35.1 million, respectively, primarily due to increases of $20.8 million and $26.4 million, respectively, as a result of properties acquired in the Merger, as well as the impact of acquiring the Carrefour Properties in January 2011. Lease revenue was also positively impacted by fluctuations of foreign currency exchange rates, which resulted in an increase of $2.2 million for both of the current year periods presented as compared to the same periods in 2010. We also recognized an out-of-period adjustment during both the three and six months ended June 30, 2011 and 2010 which increased lease revenue by $2.2 million for both current year periods.
Interest Income on Notes Receivable
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, interest income on notes receivable decreased $5.7 million and $12.1 million, respectively, as a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010.
General and Administrative Expenses
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, general and administrative expenses increased $11.0 million and $13.5 million, respectively. Merger costs represented $8.9 million and $10.3 million of this increase, respectively. In addition, management expenses, which include reimbursements to the advisor for allocated costs of personnel and overhead in providing management of our day-to-day operations, increased by $0.8 million and $0.9 million, respectively, as a result of the Merger.
Depreciation and Amortization
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased $10.7 million and $13.8 million, respectively, primarily as a result of properties acquired in the Merger.
Property Expenses
For the three months ended June 30, 2011 as compared to the same period in 2010, property expenses increased $2.5 million, primarily due to increases in reimbursable tenant costs of $1.0 million, uncollected rent expense of $0.8 million, property taxes of $0.6 million and professional fees of $0.5 million. Reimbursable tenant costs and property taxes increased primarily as a result of the Merger, while the increases in uncollected rent expense and professional fees are primarily related to a tenant, International Aluminum Corp., filing for bankruptcy. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
For the six months ended June 30, 2011 as compared to the same period in 2010, property expenses increased $2.7 million, primarily due to increases in reimbursable tenant costs of $1.8 million, property taxes of $0.6 million and professional fees of $0.4 million as described above.
Contract Termination
In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Interest to a subsidiary of WPC (Note 3).
Impairment Charges
During the three and six months ended June 30, 2011, we recognized impairment charges totaling $12.9 million. We incurred an impairment charge totalling $12.4 million related to several properties leased to International Aluminum Corp., which filed for bankruptcy in May 2011.
During the six months ended June 30, 2010, we recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to Hinckley to reduce the carrying value to its estimated fair value based on the sale of the property.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise
CPA®:16 – Global 6/30/2011 10-Q — 38

significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value.
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, income from our equity investments decreased $2.7 million and $3.2 million, respectively, primarily due to the impact of equity investments from real estate acquired in connection with the Merger.
Bargain Purchase Gain on Acquisition
In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger. This gain was the result of the fair value of CPA®:14’s net assets increasing more than our net assets during the period between the date of the Merger Agreement, which was December 13, 2010 and the closing of the Merger on May 2, 2011.
Interest Expense
For the three and six months ended June 30, 2011, interest expense increased $8.2 million and $9.9 million, respectively, primarily as a result of mortgage financing assumed in the Merger and assumed in the acquisition of the Carrefour Properties in January 2011. Interest expense also increased $1.8 million in each current year period due to the line of credit obtained in connection with the Merger.
Provision for Income Taxes
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, provision for income taxes increased $3.4 million and $5.4 million, respectively. This increase is primarily due to an increase in tax expense related to a German investment, as well as a result of the Merger.
Discontinued Operations
For the three and six months ended June 30, 2011, we recognized a loss from discontinued operations $0.3 million and $0.2 million, respectively primarily due to the loss on sale of three properties.
For the three and six months ended June 30, 2010, we recognized a loss from discontinued operations of $0.2 million and a gain from discontinued operations of $6.8 million, respectively. The gain of $6.8 million for the six months ended June 30, 2010 is primarily due to the recognition of a $7.1 million gain on the deconsolidation of a subsidiary recognized during the first quarter of 2010.
Net Income Attributable to Redeemable Noncontrolling Interests
For the three and six months ended June 30, 2011, net income attributable to redeemable noncontrolling interests decreased $5.8 million and $11.8 million, respectively, primarily due to the exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership.
Net (Loss) Income Attributable to CPA®:16 — Global Shareholders
For the three and six months ended June 30, 2011, the resulting net loss attributable to CPA®:16 — Global shareholders was $31.9 million and $26.5 million, respectively, as compared to net income of $6.3 million and $12.4 million for the three and six months ended June 30, 2010, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, AFFO increased by $9.4 million and $5.3 million, respectively, primarily due to the positive impact of properties acquired in the Merger.
AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and a reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.
CPA®:16 – Global 6/30/2011 10-Q — 39

Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
During the six months ended June 30, 2011, we used cash flows from operating activities of $58.0 million primarily to fund distributions to shareholders of $41.8 million, which excluded $15.4 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $7.5 million to affiliates that hold noncontrolling interests in various entities with us. We also used cash distributions received from equity investments in real estate in excess of equity income of $2.8 million and our existing cash resources to fund these payments. For 2011, the advisor elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $5.9 million through the issuance of restricted stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. In connection with the Merger, we paid $444.0 million to CPA®:14 shareholders who elected to liquidate their holdings in CPA®:14 and $90.4 million to CPA®:14 shareholders as a result of the $1.00 per share special distribution declared by CPA®:14. These payments were funded in part through cash drawn on a new line of credit and cash received in the issuance of our common shares to WPC as described in Financing Activities below, as well as $189.3 million of cash acquired in the Merger and $7.1 million of cash acquired in the Carrefour transaction. We also received cash totalling $19.1 million in connection with the sale of four properties.
Financing Activities
As noted above, during the six months ended June 30, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal instalments of $14.8 million. We received proceeds of $302.0 million from the line of credit we obtained in connection with the Merger, $121.0 million received from WPC in return for the issuance of our common shares in connection with the Merger and $15.4 million as a result of issuing shares through our distribution reinvestment and stock purchase plan. We also received $20.0 million from placing financing on an unencumbered property. We used $82.6 million to repay several mortgages assumed as part of the Merger and repaid $27.0 million on our line of credit subsequent to the Merger.
As described in our 2010 Annual Report, we maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the six months ended June 30, 2011, we received requests to redeem 333,005 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.18. We funded share redemptions during 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the six months ended June 30, 2011 was $46.4 million, a decrease of $11.6 million over the prior year period. This decrease was primarily attributable to costs incurred in connection with the Merger. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
CPA®:16 – Global 6/30/2011 10-Q — 40

Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	June 30, 2011	December 31, 2010

Balance
Fixed rate	$1,757,894	$1,331,869
Variable rate (a)	409,022	37,379

Total	$2,166,916	$1,369,248

Percent of total debt
Fixed rate	81%	97%
Variable rate (a)	19%	3%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.0%	5.9%
Variable rate (a)	4.3%	5.6%

(a)	Variable-rate debt at June 30, 2011 included (i) $275.0 million outstanding under our line of credit; (ii) $25.6 million that has been effectively converted to a fixed rate through an interest rate swap derivative instrument; and (iii) $90.9 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their term. At June 30, 2011, we have no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.
Cash Resources
At June 30, 2011, our cash resources consisted of cash and cash equivalents totaling $73.6 million. Of this amount, $46.5 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $23.8 million, as well as unleveraged properties that had an aggregate carrying value of $398.1 million at June 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments, funding build-to-suit, expansion projects and lending commitments that we currently estimate to total $3.3 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $122.7 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $15.7 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $22.2 million.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Impact of Merger
As described in Note 3, we paid Merger Consideration of $444.0 million in cash to liquidating shareholders and issued approximately 57,365,145 shares of our common stock to CPA®:14 shareholders who elected to receive share of our common stock in the Merger. The cash portion of the Merger Consideration was funded primarily by a $302.0 million draw on our new revolving credit facility and a $121.0 million capital infusion by WPC in exchange for 13,750,000 newly issued shares of our common stock.
CPA®:16 – Global 6/30/2011 10-Q — 41

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$2,171,900	$160,714	$403,777	$332,758	$1,274,651
Deferred acquisition fees — Principal	3,295	1,601	908	773	13
Interest on borrowings and deferred acquisition fees (b)	652,743	124,793	200,768	172,019	155,163
Subordinated disposition fees (c)	1,015	—	—	1,015	—
Build-to-suit and expansion commitments (d)	3,525	3,292	233	—	—
Operating and other lease commitments (e)	58,461	2,199	4,402	4,363	47,497

	$2,890,939	$292,599	$610,088	$510,928	$1,477,324

(a)	Excludes $6.9 million of purchase accounting adjustments in connection with the Merger, as well as $1.9 million of unamortized discount on a non-recourse loan that we purchased back from the lender, which is included in Non-recourse debt at June 30, 2011.

(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at June 30, 2011.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.

(d)	Represents the remaining commitment on a build-to-suit project and an expansion project.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $13.5 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2011. At June 30, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. As of the date of this Report, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. At June 30, 2011, our total effective ownership interest in the ventures was 26%.
Upon exercise of the relevant purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at June 30, 2011 (based on the exchange rate of the Euro at that date), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $0.5 million, with our share approximating $0.1 million.
CPA®:16 – Global 6/30/2011 10-Q — 42

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2011 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third
Lessee	at June 30, 2011	Total Assets	Party Debt	Maturity Date
Thales S.A. (a) (b)	35%	$25,833	$25,141	7/2011
Del Monte Corporation (c)	50%	13,732	9,934	8/2011
Best Buy Co., Inc.	37%	52,218	23,638	2/2012
True Value Company	50%	127,359	67,086	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	288,489	158,006	5/2014
Actuant Corporation (a)	50%	18,137	11,633	5/2014
TietoEnator Plc (a)	40%	90,560	73,159	7/2014
The New York Times Company	27%	246,257	124,424	9/2014
Pohjola Non-life Insurance Company (a)	40%	99,876	84,007	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	201,708	101,477	5/2015
Actebis Peacock GmbH (a)	30%	50,637	31,290	7/2015
Frontier Spinning Mills, Inc.	40%	38,935	22,819	8/2016
Consolidated Systems, Inc.	40%	16,726	11,279	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	113,558	80,497	12/2016
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G. ) (a)	33%	17,304	11,721	10/2017
OBI A.G. (a)	25%	201,599	167,060	3/2018
Advanced Micro Devices, Inc.	67%	82,071	56,658	1/2019
Police Prefecture, French Government (a)	50%	105,750	89,461	8/2020
Schuler A.G. (a)	33%	73,437	—	N/A
The Upper Deck Company	50%	25,426	—	N/A
Talaria Holdings, LLC	27%	69	—	N/A

		$1,889,681	$1,149,290

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at June 30, 2011.

(b)	In July 2011, this venture extended the loan maturity on its existing non-recourse mortgage loan to January 2012.

(c)	This venture refinanced their existing non-recourse mortgage loan in August 2011.
CPA®:16 – Global 6/30/2011 10-Q — 43

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
Subsequent Events
In July 2011, a venture in which we and CPA®:15 hold interests of 70% and 30%, respectively, and which we consolidate, sold several properties leased to PETsMART, Inc. for approximately $74.0 million. Our share of the sale price is approximately $51.8 million. The venture used a portion of the sale proceeds to defease the non-recourse mortgage totaling $25.1 million on the related properties. The venture expects to recognize a gain on this sale of approximately $16.0 million, of which our share is expected to approximate $11.2 million.
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
CPA®:16 – Global 6/30/2011 10-Q — 44

FFO and AFFO for all periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income attributable to CPA®:16 - Global shareholders	$(31,852)	$7,508	$(26,450)	$13,468
Adjustments:
Depreciation and amortization of real property	22,710	11,863	37,848	23,989
Loss on sale of real estate, net	140	78	140	78
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	4,217	2,081	6,585	4,293
Loss on sale of real estate	1	—	2	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,615)	(2,160)	(9,490)	(4,950)

Total adjustments	23,453	11,862	35,085	23,410

FFO — as defined by NAREIT	(8,399)	19,370	8,635	36,878

Adjustments:
Contract termination	34,300	—	34,300	—
Bargain purchase gain on acquisition	(16,971)	—	(16,971)	—
Merger expenses	12,026	—	12,026	—
Loss on extinguishment of debt	2,479	—	2,479	—
Gain on deconsolidation of a subsidiary	—	—	—	(7,082)
Other depreciation, amortization and non-cash charges	97	(629)	(748)	(81)
Straight-line and other rent adjustments	(6,263)	357	(6,998)	694
Impairment charges	12,889	—	12,889	8,030
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	12	—	44	—
Straight-line and other rent adjustments	(1,491)	(37)	(1,673)	(151)
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	467	729	1,381	1,766

Total adjustments	37,545	420	36,729	3,176

AFFO(a)(b)	$29,146	$19,790	$45,364	$40,054

(a)	AFFO for the three and six months ended June 30, 2011 does not include a reduction of $12.0 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing expense of our business when evaluating our operating performance using this supplemental financial measure.

(b)	The amounts previously reported for the three and six months ended June 30, 2010 of $19.6 million and $39.5 million, respectively, have been revised on the table above to reflect reclassifications made to conform to current year presentation.
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
CPA®:16 – Global 6/30/2011 10-Q — 45

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flow provided by operating activities	$63,254	$63,722
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,190	2,084
Distributions paid to noncontrolling interests, net	(10,200)	(6,121)
Changes in working capital	(8,826)	(1,661)

Adjusted cash flow from operating activities (inclusive of Merger costs totaling $12.0 million in 2011) (a) (b)	$46,398	$58,024

(a)	Adjusted cash flow from operating activities for the six months ended June 30, 2011 included a reduction of $12.0 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing cash outflow of our business when evaluating our cash flow generated from our core operations using this supplemental financial measure.

(b)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the six months ended June 30, 2010 has been adjusted to reflect this reclassification.
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
CPA®:16 – Global 6/30/2011 10-Q — 46

We hold a participation in the Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates, which we acquired in connection with the Merger. With our affiliates, we also hold subordinated interests totaling $24.1 million, in which we own a 55% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At June 30, 2011, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2011, we estimate that our total interest in CCMT had a fair value of $12.8 million.
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
We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $2.4 million at June 30, 2011. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $7.9 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at June 30, 2011 (Note 10).
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the six months ended June 30, 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2011, the majority of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2011 ranged from 4.4% to 8.3%. The annual interest rates on our variable-rate debt at June 30, 2011 ranged from 2.7% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2011, (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$82,164	$116,696	$36,986	$119,874	$138,828	$1,261,476	$1,756,023	$1,704,310
Variable rate debt	$3,181	$6,446	$6,983	$282,499	$12,459	$97,453	$409,022	$408,608
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2011 by an aggregate increase of $84.2 million or an aggregate decrease of $79.0 million, respectively.
This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at June 30, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their term.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily in the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected
CPA®:16 – Global 6/30/2011 10-Q — 47

by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2011, we recognized net realized and unrealized foreign currency transaction gains of $0.5 million and $1.2 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.4 million.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 6/30/2011 10-Q — 48

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2011, we issued 334,187 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $8.80 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance.
In connection with the Merger, on May 2, 2011, WPC purchased 13,750,000 of our common shares at $8.80 per share for total consideration of $121.0 million.
Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2011:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	572,679	$8.18	N/A	N/A

Total	572,679

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all redemption requests received in the second quarter. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.2	Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)
CPA®:16 – Global 6/30/2011 10-Q — 49

Exhibit No.	Description
10.3	Pledge Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 Merger Sub Inc. and the other pledgors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties. Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.4	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.5	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V. (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 by W. P. Carey & Co. LLC, Commission File No. 001-13779)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 16 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and fiscal 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:16 – Global 6/30/2011 10-Q — 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date: August 15, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 15, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 6/30/2011 10-Q — 51

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.2	Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.3	Pledge Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 Merger Sub Inc. and the other pledgors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties. Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp. (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.4	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and Carey Asset Management Corp. (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

10.5	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V. (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 by W. P. Carey & Co. LLC, Commission File No. 001-13779)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 16 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):
(i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the six months ended June 30, 2011 and fiscal 2010, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:16 – Global 6/30/2011 10-Q — 52