Form 10-Q/A
period 2011-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2011-08-17
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Corporate Property Associates 16 — Global Incorporated for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Form 10-Q”), is being filed to reflect certain changes in each of the Consolidated Statements of Equity and Comprehensive Loss that were accurately reflected in the Interactive Data File submitted with the Original Form 10-Q, but due to clerical error, were not reflected in the Original Form 10-Q in a timely manner prior to the due date for the filing. In this Amendment, we have also corrected certain immaterial footing errors and conformed certain numerical references in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, to the numbers presented in the Company’s consolidated financial statements in Item 1.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each Item of the Original Form 10-Q that is affected by this Amendment has been amended and restated in its entirety, and this Amendment is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32 by our Chief Executive Officer and Chief Financial Officer.
No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way the Original Form 10-Q except as noted above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q that was previously filed with the Securities and Exchange Commission.

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
CPA®:16 – Global 6/30/2011 10-Q/A — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $463,110 and $428,061, respectively)	$2,405,712	$1,730,421
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	84,860	84,772
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $47,691 and $38,981, respectively)	(184,409)	(155,580)

Net investments in properties	2,306,163	1,659,613
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $51,583 and $49,705, respectively)	491,628	318,233
Equity investments in real estate	283,163	149,614
Assets held for sale	68,429	440

Net investments in real estate	3,149,383	2,127,900
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $23,677 and $21,805, respectively)	58,062	55,504
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $17,344 and $17,195, respectively)	73,559	59,012
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $27,411 and $25,900, respectively)	574,171	149,082
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $8,488 and $7,840, respectively)	27,579	15,962
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,444 and $3,506, respectively)	64,925	30,499

Total assets	$3,947,679	$2,437,959

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $458,976 and $426,783, respectively)	$1,891,916	$1,369,248
Line of credit	275,000	—
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $14,478 and $10,241, respectively)	53,001	30,875
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,867 and $11,137, respectively)	97,935	57,095
Due to affiliates	9,465	7,759
Distributions payable	28,823	20,826

Total liabilities	2,356,140	1,485,803

Redeemable noncontrolling interest	23,677	21,805

Equity:
CPA®:16 — Global shareholders’ equity:
Common stock $0.001 par value; authorized 250,000,000 shares; 208,267,258 and 134,708,674 shares, issued and outstanding, respectively	208	135
Additional paid-in capital	1,906,745	1,216,565
Distributions in excess of accumulated earnings	(352,059)	(275,948)
Accumulated other comprehensive income (loss)	2,366	(8,460)
Less, treasury stock at cost, 9,858,001 and 8,952,317 shares, respectively	(88,492)	(81,080)

Total CPA®:16 — Global shareholders’ equity	1,468,768	851,212
Noncontrolling interests	99,094	79,139

Total equity	1,567,862	930,351

Total liabilities and equity	$3,947,679	$2,437,959

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q/A — 2

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

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q/A — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (Loss) Income	$(30,005)	$16,185	$(22,222)	$30,597
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	(607)	(50,804)	14,731	(85,983)
Unrealized loss on derivative instrument
Change in unrealized appreciation on marketable securities	893	21	887	24
Change in unrealized gain (loss) on derivative instruments	(1,589)	(774)	(295)	(1,836)

	(1,303)	(51,557)	15,323	(87,795)

Comprehensive loss	(31,308)	(35,372)	(6,899)	(57,198)

Amounts Attributable to Noncontrolling Interests:
Net income	(1,392)	(1,885)	(3,352)	(3,892)
Foreign currency translation adjustments	(4,666)	4,011	(8,328)	7,161
Change in unrealized (gain) loss on derivative instruments	—	(6)	—	14

Comprehensive income (loss) attributable to noncontrolling interests	(6,058)	2,120	(11,680)	3,283

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(455)	(6,792)	(876)	(13,237)
Foreign currency translation adjustments	(481)	29,354	(1,872)	50,023

Comprehensive (income) loss attributable to redeemable noncontrolling interests	(936)	22,562	(2,748)	36,786

Comprehensive Loss Attributable to CPA®:16 — Global Shareholders	$(38,302)	$(10,690)	$(21,327)	$(17,129)

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q/A — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the six months ended June 30, 2011 and the year ended December 31, 2010
(in thousands, except share and per share amounts)

	CPA®:16 — Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:16
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	—Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	122,861,101	$130	$1,174,230	$(225,462)	$5,397	$(65,636)	$888,659	$88,168	$976,827
Shares issued, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares issued to affiliates	1,277,511	1	11,752				11,753		11,753
Contributions from noncontrolling interests							—	417,458	417,458
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Distributions to noncontrolling interests							—	(427,751)	(427,751)
Net (loss) income				32,007			32,007	4,905	36,912
Other comprehensive loss:
Foreign currency translation adjustments					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Impairment loss on commercial mortgage-backed securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)

Balance at December 31, 2010	125,756,357	135	1,216,565	(275,948)	(8,460)	(81,080)	851,212	79,139	930,351

Shares issued, net of offering costs	1,774,945	2	14,665				14,667		14,667
Shares issued to affiliates	14,418,493	14	126,868				126,882		126,882
Shares issued to shareholders of CPA®:14 in the Merger	57,365,146	57	510,492				510,549		510,549
Issuance of noncontrolling interest								78,136	78,136
Purchase of noncontrolling interest			3,543		5,703		9,246	(60,268)	(51,022)
Issuance of Special Interest			34,612				34,612	34,612	69,224
Change of ownership interest							—	(34,300)	(34,300)
Distributions declared ($0.3312 per share)				(49,661)			(49,661)		(49,661)
Contributions from noncontrolling interests							—	1,915	1,915
Distributions to noncontrolling interests							—	(11,820)	(11,820)
Net income				(26,450)			(26,450)	3,352	(23,098)
Other comprehensive loss:
Foreign currency translation adjustments					4,531		4,531	8,328	12,859
Change in unrealized loss on derivative instruments					887		887	—	887
Change in unrealized gain (loss) on marketable securities					(295)		(295)		(295)
Repurchase of shares	(905,684)					(7,412)	(7,412)		(7,412)

Balance at June 30, 2011	198,409,257	$208	$1,906,745	$(352,059)	$2,366	$(88,492)	$1,468,768	$99,094	$1,567,862

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 6/30/2011 10-Q/A — 5

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
CPA®:16 – Global 6/30/2011 10-Q/A — 6

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

CPA®:16 – Global 6/30/2011 10-Q/A — 7

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
CPA®:16 – Global 6/30/2011 10-Q/A — 8

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
CPA®:16 – Global 6/30/2011 10-Q/A — 9

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
CPA®:16 – Global 6/30/2011 10-Q/A — 10

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

Merger Consideration:
Fair value of CPA®:16 — Global common shares issued	$510,549
Cash consideration	444,045

$954,594

Assets acquired at fair value:
Investments in real estate	$582,802
Net investment in direct financing leases	161,414
Assets held for sale	11,202
Equity investments in real estate	134,609
Intangible assets	419,928
Cash and cash equivalents	189,266
Other assets, net	27,577

1,526,798

Liabilities assumed at fair value:
Non-recourse debt	(460,271)
Accounts payable, accrued expenses and other liabilities	(9,878)
Prepaid and deferred rental income and security deposits	(45,848)
Due to affiliates	(2,753)
Distributions payable	(95,943)

(614,693)

Amounts attributable to noncontrolling interests	63,003

Net assets acquired at fair value	975,108
Change in interest upon acquisition of noncontrolling interest of Carrefour	(3,543)

Bargain purchase gain on acquisition	$(16,971)

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
CPA®:16 – Global 6/30/2011 10-Q/A — 11

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
CPA®:16 – Global 6/30/2011 10-Q/A — 12

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
CPA®:16 – Global 6/30/2011 10-Q/A — 13

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
Carrefour France, SAS acquisition
In January 2011, we acquired shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in exchange for newly issued shares in one of our wholly-owned subsidiaries that also owns several properties in France. The Carrefour Properties had a fair value of $143.1 million at the date of acquisition. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at variable rates which were 6.4% and 2.7% at June 30, 2011. The newly issued equity in our subsidiary to CPA®:14 resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. As part of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011, which was accounted for as an equity transaction, with the difference of $3.5 million recorded as an adjustment to our Additional paid-in capital. Following this change in ownership interest, the amount previously recorded in non-controlling interests of $5.7 million representing its proportionate share of the cumulative translation adjustment was reclassified to Accumulated other comprehensive loss in our consolidated balance sheets at June 30, 2011.
Operating Real Estate
Operating real estate, which consists primarily of our hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$8,296	$8,296
Buildings	68,125	68,100
Furniture, Fixtures & Equipment	8,439	8,376
Less: Accumulated depreciation	(11,216)	(9,623)

	$73,644	$75,149

CPA®:16 – Global 6/30/2011 10-Q/A — 14

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
CPA®:16 – Global 6/30/2011 10-Q/A — 15

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
CPA®:16 – Global 6/30/2011 10-Q/A — 16

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
CPA®:16 – Global 6/30/2011 10-Q/A — 17

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Amortized Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,308)	(1,134)

	1,806	1,980

Lease intangibles:
In-place lease	386,435	114,544
Tenant relationship	34,869	33,934
Above-market rent	212,827	41,769
Less: accumulated amortization	(61,766)	(43,145)

Total intangible assets	572,365	147,102

	$574,171	$149,782

Amortized Below-Market Rent Intangible Liabilities
Below-market rent	$(68,067)	$(43,037)
Less: accumulated amortization	8,118	6,963

	$(59,949)	$(36,074)

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
CPA®:16 – Global 6/30/2011 10-Q/A — 18

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

CPA®:16 – Global 6/30/2011 10-Q/A — 19

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
CPA®:16 – Global 6/30/2011 10-Q/A — 20

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
CPA®:16 – Global 6/30/2011 10-Q/A — 21

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
CPA®:16 – Global 6/30/2011 10-Q/A — 22

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
CPA®:16 – Global 6/30/2011 10-Q/A — 23

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
CPA®:16 – Global 6/30/2011 10-Q/A — 24

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
CPA®:16 – Global 6/30/2011 10-Q/A — 25

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
CPA®:16 – Global 6/30/2011 10-Q/A — 26

Notes to Consolidated Financial Statements
The line of credit provides for an annual interest rate, at our election, of either (a) 3.25% plus LIBOR; or (b) 2.25% plus the greater of: (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) LIBOR plus 1.0%. The Credit Agreement also provides for the issuance of letters of credit at an annual interest rate of 3.25%. In addition, we are required to pay an annual fee of 50 basis points of the unused portion of the credit facility amount. We incurred costs of $4.5 million to procure the facility, which are being amortized over the term of the Credit Agreement.
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
CPA®:16 – Global 6/30/2011 10-Q/A — 27

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
CPA®:16 – Global 6/30/2011 10-Q/A — 28

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
CPA®:16 – Global 6/30/2011 10-Q/A — 29

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
CPA®:16 – Global 6/30/2011 10-Q/A — 30

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
(Dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pro forma total revenues	$89,494	$88,816	$171,066	$178,449
Pro forma (loss) income from continuing operations (a)	(10,873)	24,129	1,535	39,236
Less: Income from continuing operations attributable to noncontrolling interests	(3,002)	(8,727)	(6,626)	(13,645)

Pro forma (loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(13,875)	$15,402	$(5,091)	$25,591

Pro forma earnings per share (a):
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$(0.07)	$0.08	$(0.03)	$0.13

The pro forma weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 totaled 198,409,257 shares and were determined as if all shares issued since our inception through June 30, 2011 were issued on January 1, 2010.
CPA®:16 – Global 6/30/2011 10-Q/A — 31

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
Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$82,226	$58,087	$142,001	$116,983
Net (loss) income attributable to CPA®:16 — Global shareholders	(31,852)	7,508	(26,450)	13,468
Cash flow from operating activities			63,254	63,722

Distributions paid	20,976	20,437	41,801	40,782

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	29,146	19,790	45,364	40,054
Adjusted cash flow from operating activities			46,398	58,024
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
CPA®:16 – Global 6/30/2011 10-Q/A — 32

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
CPA®:16 – Global 6/30/2011 10-Q/A — 33

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
CPA®:16 – Global 6/30/2011 10-Q/A — 34

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
CPA®:16 – Global 6/30/2011 10-Q/A — 35

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
CPA®:16 – Global 6/30/2011 10-Q/A — 36

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
CPA®:16 – Global 6/30/2011 10-Q/A — 37

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
CPA®:16 – Global 6/30/2011 10-Q/A — 38

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
Net Income Attributable to Redeemable Noncontrolling Interests
For the three and six months ended June 30, 2011, net income attributable to redeemable noncontrolling interests decreased $6.3 million and $12.4 million, respectively, primarily due to the exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership.
Net (Loss) Income Attributable to CPA®:16 — Global Shareholders
For the three and six months ended June 30, 2011, the resulting net loss attributable to CPA®:16 — Global shareholders was $31.9 million and $26.5 million, respectively, as compared to net income of $7.5 million and $13.5 million for the three and six months ended June 30, 2010, respectively.
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
CPA®:16 – Global 6/30/2011 10-Q/A — 39

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
During the six months ended June 30, 2011, we used cash flows from operating activities of $63.3 million primarily to fund distributions to shareholders of $41.8 million, which excluded $15.4 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $12.8 million to affiliates that hold noncontrolling interests in various entities with us. We also used cash distributions received from equity investments in real estate in excess of equity income of $2.8 million and our existing cash resources to fund these payments. For 2011, the advisor elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees of $5.9 million through the issuance of restricted stock rather than in cash.
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
As described in our 2010 Annual Report, we maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the six months ended June 30, 2011, we received requests to redeem 905,684 shares of our common stock pursuant to our redemption plan, and we redeemed these requests at an average price per share of $8.18. We funded share redemptions during 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
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
CPA®:16 – Global 6/30/2011 10-Q/A — 40

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
CPA®:16 – Global 6/30/2011 10-Q/A — 41

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
CPA®:16 – Global 6/30/2011 10-Q/A — 42

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
CPA®:16 – Global 6/30/2011 10-Q/A — 43

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
CPA®:16 – Global 6/30/2011 10-Q/A — 44

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
CPA®:16 – Global 6/30/2011 10-Q/A — 45

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flow provided by operating activities	$63,254	$63,722
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,190	2,084
Distributions paid to noncontrolling interests, net	(10,220)	(6,121)
Changes in working capital	(8,826)	(1,661)

Adjusted cash flow from operating activities (inclusive of Merger costs totaling $12.0 million in 2011) (a) (b)	$46,398	$58,024

(a)	Adjusted cash flow from operating activities for the six months ended June 30, 2011 included a reduction of $12.0 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing cash outflow of our business when evaluating our cash flow generated from our core operations using this supplemental financial measure.

(b)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the six months ended June 30, 2010 has been adjusted to reflect this reclassification.
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
CPA®:16 – Global 6/30/2011 10-Q/A — 46

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

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$82,164	$116,696	$36,986	$119,874	$138,828	$1,261,476	$1,756,024	$1,704,310
Variable rate debt	$3,181	$6,446	$6,983	$282,499	$12,459	$97,453	$409,021	$408,608
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
CPA®:16 – Global 6/30/2011 10-Q/A — 47

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
CPA®:16 – Global 6/30/2011 10-Q/A — 48

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
CPA®:16 – Global 6/30/2011 10-Q/A — 49

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
CPA®:16 – Global 6/30/2011 10-Q/A — 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated
Date: August 16, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 16, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 6/30/2011 10-Q/A — 51

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
CPA®:16 – Global 6/30/2011 10-Q/A — 52