Form 10-Q
period 2011-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2011-11-10
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 200,356,289 shares of common stock, $0.001 par value, outstanding at November 4, 2011.

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
CPA®:16 – Global 9/30/2011 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $438,687 and $428,061, respectively)	$2,315,286	$1,730,421
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,036	84,772
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $48,141 and $38,981, respectively)	(191,774)	(155,580)

Net investments in properties	2,208,548	1,659,613
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $49,933 and $49,705, respectively)	479,949	318,233
Equity investments in real estate	272,433	149,614
Assets held for sale	5,893	440

Net investments in real estate	2,966,823	2,127,900
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $22,372 and $21,805, respectively)	56,745	55,504
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $15,569 and $17,195, respectively)	74,560	59,012
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $25,564 and $25,900, respectively)	550,746	149,082
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $8,043 and $7,840, respectively)	24,679	15,962
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $3,801 and $3,506, respectively)	70,766	30,499

Total assets	$3,744,319	$2,437,959

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $434,064 and $426,783, respectively)	$1,758,009	$1,369,248
Line of credit	230,000	-
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $14,151 and $10,241, respectively)	48,658	30,875
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,096 and $11,137, respectively)	95,153	57,095
Due to affiliates	8,187	7,759
Distributions payable	33,257	20,826

Total liabilities	2,173,264	1,485,803

Redeemable noncontrolling interest	22,373	21,805

Commitments and contingencies (Note 12)	-	-
Equity:
CPA®:16 – Global shareholders’ equity:
Common stock $0.001 par value, 250,000,000 shares authorized; 209,924,502 and 134,708,674 shares, issued and outstanding, respectively	210	135
Additional paid-in capital	1,921,013	1,216,565
Distributions in excess of accumulated earnings	(351,038)	(275,948)
Accumulated other comprehensive loss	(14,101)	(8,460)
Less, treasury stock at cost, 9,863,967 and 8,952,317 shares, respectively	(88,541)	(81,080)

Total CPA®:16 – Global shareholders’ equity	1,467,543	851,212
Noncontrolling interests	81,139	79,139

Total equity	1,548,682	930,351

Total liabilities and equity	$3,744,319	$2,437,959

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 9/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental income	$66,057	$36,760	$172,871	$110,370
Interest income from direct financing leases	10,513	6,818	26,009	20,021
Other operating income	1,382	898	4,349	2,242
Interest income on notes receivable	1,211	6,983	3,032	20,858
Other real estate income	7,099	6,623	19,934	19,131

	86,262	58,082	226,195	172,622

Operating Expenses
General and administrative	(6,171)	(1,819)	(23,903)	(6,048)
Depreciation and amortization	(25,028)	(11,708)	(62,412)	(35,268)
Property expenses	(8,571)	(6,419)	(25,877)	(21,692)
Other real estate expenses	(5,200)	(4,991)	(14,565)	(14,148)
Issuance of special member interest	-	-	(34,300)	-
Impairment charges	-	(1,767)	(509)	(9,797)

	(44,970)	(26,704)	(161,566)	(86,953)

Other Income and Expenses
Income from equity investments in real estate	11,370	3,798	17,455	13,083
Other income and (expenses)	3,897	(61)	3,606	(456)
Bargain purchase gain on acquisition	-	-	28,537	-
Interest expense	(30,342)	(18,350)	(78,134)	(56,303)

	(15,075)	(14,613)	(28,536)	(43,676)

Income from continuing operations before income taxes	26,217	16,765	36,093	41,993
Provision for income taxes	(1,675)	(1,176)	(9,070)	(3,130)

Income from continuing operations	24,542	15,589	27,023	38,863

Discontinued Operations
Income (loss) from operations of discontinued properties	445	184	(210)	424
Gain on deconsolidation of a subsidiary	1,167	-	1,167	7,082
Other losses, net	(263)	-	(366)	-
Impairment charges	(224)	-	(12,604)	-

Income (loss) from discontinued operations	1,125	184	(12,013)	7,506

Net Income	25,667	15,773	15,010	46,369
Less: Net income attributable to noncontrolling interests	(2,447)	(656)	(5,799)	(4,548)
Less: Net income attributable to redeemable noncontrolling interests	(510)	(4,208)	(1,386)	(17,445)

Net Income Attributable to CPA®:16 – Global Shareholders	$22,710	$10,909	$7,825	$24,376

Earnings Per Share
Income from continuing operations attributable to CPA®:16 – Global shareholders	$0.11	$0.09	$0.12	$0.17
Income (loss) from discontinued operations attributable to CPA®:16 – Global shareholders	¯	¯	(0.07)	0.03

Net income attributable to CPA®:16 – Global shareholders	$0.11	$0.09	$0.05	$0.20

Weighted Average Shares Outstanding	199,300,095	124,948,799	167,038,756	124,261,348

Amounts Attributable to CPA®:16 – Global Shareholders
Income from continuing operations, net of tax	$21,460	$10,727	$19,748	$20,437
Income (loss) from discontinued operations, net of tax	1,250	182	(11,923)	3,939

Net income	$22,710	$10,909	$7,825	$24,376

Distributions Declared Per Share	$0.1662	$0.1656	$0.4974	$0.4968

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 9/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$25,667	$15,773	$15,010	$46,369
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(19,232)	59,246	(4,496)	(26,736)
Change in unrealized appreciation on marketable securities	(1,031)	17	(137)	41
Change in unrealized gain (loss) on derivative instruments	416	(962)	121	(2,798)

	(19,847)	58,301	(4,512)	(29,493)

Comprehensive income	5,820	74,074	10,498	16,876

Amounts Attributable to Noncontrolling Interests:
Net income	(2,447)	(656)	(5,799)	(4,548)
Foreign currency translation adjustments	2,062	(7,090)	(6,101)	72
Change in unrealized appreciation on marketable securities	14	-	8	-
Change in unrealized loss on derivative instruments	-	-	-	13

Comprehensive income attributable to noncontrolling interests	(371)	(7,746)	(11,892)	(4,463)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(510)	(4,208)	(1,386)	(17,445)
Foreign currency translation adjustments	1,305	(33,050)	(568)	16,972

Comprehensive loss (income) attributable to redeemable noncontrolling interests	795	(37,258)	(1,954)	(473)

Comprehensive Income (Loss) Attributable to CPA®:16 – Global Shareholders	$6,244	$29,070	$(3,348)	$11,940

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 9/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)
For the nine months ended September 30, 2011 and the year ended December 31, 2010
(in thousands, except share and per share amounts)

		CPA®:16 – Global Shareholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:16 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Shareholders	Interests	Total
Balance at January 1, 2010	122,861,101	$130	$1,174,230	$(225,462)	$5,397	$(65,636)	$888,659	$88,168	$976,827
Shares issued, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares issued to affiliates	1,277,511	1	11,752				11,753		11,753
Contributions from noncontrolling interests							-	417,458	417,458
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Distributions to noncontrolling interests							-	(427,751)	(427,751)
Net income				32,007			32,007	4,905	36,912
Other comprehensive loss:
Foreign currency translation adjustments					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Change in unrealized gain on marketable securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)

Balance at December 31, 2010	125,756,357	135	1,216,565	(275,948)	(8,460)	(81,080)	851,212	79,139	930,351

Shares issued, net of offering costs	2,744,531	3	22,868				22,871		22,871
Shares issued to affiliates	15,100,015	15	132,933				132,948		132,948
Shares issued to shareholders of CPA®:14 in the Merger	57,371,282	57	510,492				510,549		510,549
Issuance of noncontrolling interest							-	78,136	78,136
Purchase of noncontrolling interests through Merger			3,543		5,532		9,075	(54,964)	(45,889)
Issuance of Special Interest			34,612				34,612	34,612	69,224
Change of ownership interest							-	(34,300)	(34,300)
Distributions declared ($0.4974 per share)				(82,915)			(82,915)		(82,915)
Contributions from noncontrolling interests							-	1,993	1,993
Distributions to noncontrolling interests							-	(35,369)	(35,369)
Net income				7,825			7,825	5,799	13,624
Other comprehensive loss:
Foreign currency translation adjustments					(11,165)		(11,165)	6,101	(5,064)
Change in unrealized loss on derivative instruments					121		121	-	121
Change in unrealized gain on marketable securities					(129)		(129)	(8)	(137)
Repurchase of shares	(911,650)					(7,461)	(7,461)		(7,461)

Balance at September 30, 2011	200,060,535	$210	$1,921,013	$(351,038)	$(14,101)	$(88,541)	$1,467,543	$81,139	$1,548,682

See Notes to Consolidated Financial Statements.
CPA®:16 – Global 9/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows – Operating Activities
Net income	$15,010	$46,369
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	65,604	36,823
Income from equity investments in real estate in excess of distributions received	(2,215)	(1,667)
Issuance of shares to affiliate in satisfaction of fees due	11,948	8,840
Gain on bargain purchase	(28,537)	-
Issuance of special member interest	34,300	-
Gain on deconsolidation of a subsidiary	(1,167)	(7,082)
Loss on sale of real estate	109	-
Unrealized loss on foreign currency transactions and others	1,779	529
Realized (gain) loss on foreign currency transactions and others	(1,533)	78
Straight-line rent adjustment and amortization of rent-related intangibles	(1,200)	(1,611)
Gain on extinguishment of debt	(3,307)	-
Impairment charges	13,114	9,797
Net changes in other operating assets and liabilities	917	1,066

Net cash provided by operating activities	104,822	93,142

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	14,755	3,761
Acquisitions of real estate and other capital expenditures	(1,438)	(21,810)
Cash acquired through Merger	189,266	-
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	(539,988)	-
Cash acquired on issuance of additional shares in subsidiary	7,121	-
Funding/purchases of notes receivable	-	(5,567)
Proceeds from sale of real estate	103,613	1
Funds placed in escrow	(7,876)	(6,790)
Funds released from escrow	13,807	7,012
Payment of deferred acquisition fees to an affiliate	(1,911)	(6,261)

Net cash used in investing activities	(222,651)	(29,654)

Cash Flows — Financing Activities
Distributions paid	(70,619)	(61,332)
Contributions from noncontrolling interests	2,319	2,644
Distributions to noncontrolling interests	(36,664)	(29,820)
Scheduled payments of mortgage principal	(36,546)	(15,693)
Prepayments of mortgage principal	(137,956)	(29,000)
Proceeds from mortgage financing	52,275	36,947
Proceeds from line of credit	302,000	-
Repayments of line of credit	(72,000)	-
Funds placed in escrow	54	7,317
Funds released from escrow	(580)	(8,574)
Deferred financing costs and mortgage deposits	(5,391)	(8)
Proceeds from issuance of shares, net of issuance costs	143,871	22,985
Purchase of treasury stock	(7,461)	(12,896)

Net cash provided by (used in) financing activities	133,302	(87,430)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	75	1,520

Net increase (decrease) in cash and cash equivalents	15,548	(22,422)
Cash and cash equivalents, beginning of period	59,012	83,985

Cash and cash equivalents, end of period	$74,560	$61,563

(Continued)
CPA®:16 – Global 9/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Non-cash investing activities
In January 2011, we acquired 10 properties, the “Carrefour” properties, from Corporate Property Associates 14 Incorporated (“CPA®:14”) in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million (Note 5). The newly issued equity in our subsidiary, which is in substance real estate, has resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger (Note 1). As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011. This non-cash transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, and an increase in noncontrolling interest at fair value as detailed in the table below.
In May 2011, we acquired all of the outstanding stock of CPA®:14 in exchange for 57,365,145 newly issued shares of our common stock with a fair value of $510.5 million and cash of $444.0 million (Note 3) in the Merger. This transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below.

	Carrefour	CPA®:14
Assets acquired at fair value:
Investments in real estate (a)	$97,722	$601,699
Net investment in direct financing leases	-	161,414
Assets held for sale	-	11,202
Equity investments in real estate	-	134,609
Intangible assets (a)	48,029	421,238
Other assets, net (a)	154	27,264
Liabilities assumed at fair value:
Non-recourse debt (a)	(81,671)	(460,007)
Accounts payable, accrued expenses and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits (a)	(96)	(49,625)
Due to affiliates	-	(2,753)
Distributions payable	-	(95,943)
Amounts attributable to noncontrolling interests (a)	(70,066)	58,188

Net (liabilities assumed) assets acquired excluding cash	(7,121)	797,408
Fair value of common shares issued	-	(510,549)
Cash consideration	-	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	-	(3,543)
Bargain purchase gain on acquisition	-	(28,537)

Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,266)

(a)	During the third quarter of 2011, we identified certain measurement period adjustments that impacted the provisional acquisition accounting, which resulted in an increase of $11.6 million to the preliminary fair values of the assets acquired and the Bargain purchase gain on acquisition (Note 3).
CPA®:16 – Global 9/30/2011 10-Q — 7

During the nine months ended September 30, 2011 and 2010, we deconsolidated International Aluminum Corp. and Goertz & Schiele Corp., respectively, because we no longer had control over the activities that most significantly impact the economic performance of these subsidiaries following possession of each of the properties by a receiver (Note 16). The following table presents the assets and liabilities of these subsidiaries on the date of deconsolidation.

	Nine Months Ended September 30,
	2011	2010
Assets:
Net investments in properties	$36,536	$5,897
Cash and cash equivalents	-	43
Intangible assets, net	1,539	762
Other assets, net	49	759

Total	$38,124	$7,461

Liabilities:
Non-recourse debt	$(38,668)	$(13,336)
Accounts payable, accrued expenses and other liabilities	(623)	(1,207)

Total	$(39,291)	$(14,543)

CPA®:16 – Global 9/30/2011 10-Q — 8

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1.    Business and Organization
Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2011, our portfolio was comprised of our full or partial ownership interests in 528 properties, substantially all of which were triple-net leased to 148 tenants, and totaled approximately 50 million square feet (on a pro rata basis), with an occupancy rate of approximately 98%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
CPA®:16 – Global and certain of its subsidiaries entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010, with CPA®:14, WPC and certain of their subsidiaries. On April 26, 2011, the merger of CPA®:14 with and into our subsidiary, CPA 16 Merger Sub (the “Merger”), was approved by CPA®:14’s shareholders. The Merger (Note 3) was consummated and became effective on May 2, 2011.
Following the consummation of the Merger, we implemented an internal reorganization pursuant to which CPA®:16 — Global was reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT reorganization”) to hold substantially all of its assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a newly formed Delaware limited liability company subsidiary (Note 3). At September 30, 2011, CPA®:16 — Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership.
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
Out-of-Period Adjustments
During the third quarter of 2011, we identified several calculation and classification errors in the consolidated financial statements related to 2005 through 2010 and the first and second quarters of 2011, which are primarily attributable to the overaccrual of tax expense, the misclassification of a below-market ground lease that resulted in an adjustment to amortization expense, as well as adjustments related to the Merger. As a result of these errors, our net income was understated by $0.2 million and $0.3 million, for the years ended December 31, 2008 and 2009, respectively, and by $0.2 million for the first and second quarters of 2011 and was
CPA®:16 – Global 9/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
overstated by less than $0.1 million in 2005 through 2007 and 2010. We concluded these adjustments were not material to our results for the prior year periods, and the quarter ended September 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the third quarter of 2011 as an out-of-period adjustment of $0.5 million.
During the second quarter of 2011, we identified an error in the consolidated financial statements related to the year 2010 through the first quarter of 2011. The error relates to the recognition of lease revenues in connection with an operating lease in 2010 and the first quarter of 2011. We concluded this adjustment, which totaled $2.2 million, was not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $2.2 million.
Information about International Geographic Areas
For the periods presented, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$30,674	$25,643	$89,209	$77,574

			September 30, 2011	December 31, 2010
Net investments in real estate			$1,049,795	$913,639
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
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income (“OCI”) and its components in the financial statements. This update eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and OCI. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from OCI to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
CPA®:16 – Global 9/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
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
For each share of CPA®:14 stock owned, each CPA®:14 shareholder received, at their election, either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 – Global, collectively the “Merger Consideration.” We paid the Merger Consideration of $954.6 million, including the payment of $444.0 million in cash to liquidating shareholders and the issuance of 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of properties sold by CPA®:14 in connection with the Merger, as described below. In order to fund the Merger Consideration, we utilized a portion of the $302.0 million of available cash drawn under our new line of credit (Note 11) and $121.0 million in cash we received from WPC in return for the issuance of 13,750,000 of our common shares.
The assets we acquired and liabilities we assumed in the Merger exclude certain sales made by CPA®:14 of equity interests in entities that owned six properties (the “Property Sales”) in connection with the Merger to two affiliates, Corporate Property Associates 17 – Global Incorporated and WPC, for an aggregate of $89.5 million in cash. Immediately prior to the Merger and subsequent to the Property Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted average annual interest rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $13.2 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the nine months ended September 30, 2011.
The purchase price was allocated to the assets acquired and liabilities assumed, based upon their preliminary fair values. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition as well as subsequent adjustments, based on the best estimates of management at the date of Merger. We are in the process of finalizing our assessment of the fair value of the assets acquired and liabilities assumed. Investments in real estate, Net investments in direct financing leases, Equity investments in real estate, Non-recourse debt and Amounts attributable to noncontrolling interests were based on preliminary valuation data and estimates. Accordingly, the fair values of these assets and liabilities and the impact to the bargain purchase gain are subject to change.
CPA®:16 – Global 9/30/2011 10-Q — 11

Notes to Consolidated Financial Statements

	Initially	Measurement	As
	Reported	Period	Revised at
	at June 30, 2011	Adjustments	September 30, 2011
Merger Consideration:
Fair value of CPA®:16 – Global common shares issued	$510,549	$-	$510,549
Cash consideration	444,045	-	444,045

	$954,594	$-	$954,594

Assets acquired at fair value:
Investments in real estate	$582,802	$18,897	$601,699
Net investment in direct financing leases	161,414	-	161,414
Assets held for sale	11,202	-	11,202
Equity investments in real estate	134,609	-	134,609
Intangible assets	419,928	1,310	421,238
Cash and cash equivalents	189,266	-	189,266
Other assets, net	27,577	(313)	27,264

	1,526,798	19,894	1,546,692

Liabilities assumed at fair value:
Non-recourse debt	(460,271)	264	(460,007)
Accounts payable, accrued expenses and other liabilities	(9,878)	-	(9,878)
Prepaid and deferred rental income and security deposits	(45,848)	(3,777)	(49,625)
Due to affiliates	(2,753)	-	(2,753)
Distributions payable	(95,943)	-	(95,943)

	(614,693)	(3,513)	(618,206)

Amounts attributable to noncontrolling interests	63,003	(4,815)	58,188

Net assets acquired at fair value	975,108	11,566	986,674
Change in interest upon acquisition of noncontrolling interest of Carrefour	(3,543)	-	(3,543)

Bargain purchase gain on acquisition	$(16,971)	$(11,566)	$(28,537)

As required by GAAP, fair value related to the assets acquired and liabilities assumed as well as the shares exchanged, has been computed as of the closing date of the Merger by the advisor in a manner consistent with the methodology described above. The computed fair values as of the closing date of the Merger reflect increases in the fair values of our and CPA®:14’s net assets during that period, which were primarily attributable to changes in foreign exchange rates as well the length of time that elapsed between the date of the Merger Agreement which was December 13, 2010 and May 2, 2011, the date on which we obtained control of CPA®:14. We normally calculate our NAV annually as of year-end, however, in connection with entering into the Merger Agreement we had determined that our NAV as of September 30, 2010 was $8.80 per share. That amount has now been adjusted upward by $0.10 per share as of June 30, 2011 to reflect a more recent analysis conducted as a result of the completion of the Merger on May 2, 2011. As a result, our NAV at the date of the Merger increased to $8.90 per share resulting in the total fair value of the merger consideration of $954.6 million; however the preliminary fair value for the net assets acquired from CPA®:14 increased more to $975.1 million, resulting in a bargain purchase gain on acquisition of $17.0 million recorded on the consolidated statements of operations for the six months ended June 30, 2011. During the third quarter of 2011, we identified certain measurement period adjustments that impacted the provisional acquisition accounting, primarily related to properties leased to PETsMART, Inc. (“PETsMART”) (Note 16) which resulted in an increase of $11.6 million to the preliminary fair values of the assets acquired and the Bargain purchase gain on acquisition, which increased to $986.7 million and $28.5 million, respectively. In accordance with ASC 805-10-25, we did not record the measurement period adjustments during the three months ended September 30, 2011. Rather, such amounts will be reflected in all future financial statements that include the three months ended June 30, 2011.
The estimated revenues and income from operations contributed from the properties acquired in the Merger through September 30, 2011 were $34.4 million and $3.6 million, respectively.
CPA®:16 – Global 9/30/2011 10-Q — 12

Notes to Consolidated Financial Statements
UPREIT Reorganization
Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by CPA®:16 – Global shareholders in connection with the Merger. In connection with this “UPREIT Reorganization,” we contributed substantially all of our assets and liabilities to the Operating Partnership in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the “Managing Member” (representing our stockholders’ interest). Carey REIT III, Inc. (the “Special General Partner”), a subsidiary of WPC, acquired a special membership interest (“Special Interest”) of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash and a Final Distribution, each as discussed below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.
We amended our advisory agreement with affiliates of W. P. Carey to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees have been eliminated. The Available Cash Distribution is contractually limited to 0.5% of our assets under management. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged.
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
In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement. This charge was recorded in the consolidated statements of operations and is equal to the fair value of the noncontrolling interests issued (Note 14). We determined the fair value of the Special Member Interest based on a discounted cash flow model, which included assumptions related to estimated future cash flows.
Note 4.    Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us. Prior to the completion of the Merger on May 2, 2011, the terms of this agreement provided for the advisor to manage our day-to-day operations, for which we paid the advisor asset management and performance fees, and to structure and negotiate the purchase and sale of investments and debt placement transactions for us, for which we paid the advisor structuring and subordinated disposition fees. On May 2, 2011, following the Merger, we amended the agreement to reflect the UPREIT Reorganization and to reflect a revised fee structure (Note 3). In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):
CPA®:16 – Global 9/30/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees (a) (b)	$4,885	$2,944	$12,118	$8,808
Performance fees (a) (b)	-	2,944	3,921	8,808
Distributions of available cash	2,499	-	2,499	-
Personnel reimbursements (b) (c)	1,479	847	4,070	2,551
Office rent reimbursements (b) (c)	323	169	761	542
Issuance of special member interest (d)	-	-	34,300	-

	$9,186	$6,904	$57,669	$20,709

Transaction fees incurred:
Current acquisition fees (e)	$-	$-	$28	$-
Deferred acquisition fees (e) (f)	-	-	22	-
Mortgage refinancing fees (g)	259	145	564	145

	$259	$145	$614	$145

			September 30, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees			$3,294	$2,701
Subordinated disposition fees (h)			1,015	1,013

			$4,309	$3,714

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares of our common stock, with the remaining 20% payable in cash. Subsequent to the Merger, the advisor elected to receive its asset management fees in restricted shares. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, beginning on May 2, 2011 we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution (Note 3). At September 30, 2011, the advisor owned 35,328,253 shares, or 17.7%, of our common stock.
(b)	These expenses are impacted by an increase in revenues and assets under management as a result of the Merger.
(c)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.
(d)	In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement (Note 3).
(e)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.
(f)	We paid annual deferred acquisition fee installments of $1.9 million and $6.3 million in cash to the advisor in January 2011 and 2010, respectively.
(g)	Mortgage refinancing fees are capitalized to deferred financing costs and amortized over the life of the new loans.
(h)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 25% to 90%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Merger
In order to fund a portion of the Merger Consideration, we received $121.0 million in cash from WPC in return for the issuance of 13,750,000 shares of our common stock. Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Interest.
CPA®:16 – Global 9/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
Note 5.    Net Investments in Properties
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$490,404	$338,979
Buildings	1,824,882	1,391,442
Less: Accumulated depreciation	(179,754)	(145,957)

	$2,135,532	$1,584,464

As discussed in Note 3, we acquired properties in the Merger, which increased the carrying value of our real estate by $699.4 million. Fluctuations in foreign currency exchange rates also had a positive impact on our net investments in properties at September 30, 2011, increasing the carrying value of our real estate by $9.8 million. Assets disposed of during the current year period are discussed in Note 16.
Carrefour France, SAS acquisition
In January 2011, we acquired shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in exchange for newly issued shares in one of our wholly-owned subsidiaries that also owns several properties in France. The Carrefour Properties had a fair value of $143.1 million at the date of acquisition. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at variable rates, which were 6.4% and 3.0% at September 30, 2011. The newly issued equity in our subsidiary resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. As part of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011, which was accounted for as an equity transaction, with the difference of $3.5 million recorded as an adjustment to our Additional paid-in capital. Following this change in ownership interest, the amount previously recorded in non-controlling interests of $5.7 million representing its proportionate share of the cumulative translation adjustment was reclassified and is reflected in Accumulated other comprehensive loss in our consolidated balance sheet at September 30, 2011.
Operating Real Estate
Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$8,296	$8,296
Buildings	68,182	68,100
Furniture, Fixtures & Equipment	8,558	8,376
Less: Accumulated depreciation	(12,020)	(9,623)

	$73,016	$75,149

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
CPA®:16 – Global 9/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
Notes Receivable
Hellweg 2
Under the terms of the note receivable acquired in connection with the April 2007 venture in which we and our affiliates acquired a property venture that in turn acquired a 24.7% ownership interest in a limited partnership and a lending venture that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $22.4 million and $21.8 million, inclusive of our affiliates’ noncontrolling interest of $16.7 million and $16.2 million at September 30, 2011 and December 31, 2010, respectively.
Other
In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of the British Bankers Association London Inter-bank Offered Rate, or “LIBOR,” plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, each with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8%, respectively, both with maturity dates of December 2011. At September 30, 2011 and December 31, 2010, the aggregate balances of these notes receivable were $23.9 million and $24.0 million, respectively, inclusive of construction interest, which included amounts funded of $23.9 million for each period.
We had a note receivable that totaled $9.8 million and $9.7 million at September 30, 2011 and December 31, 2010, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.
In addition, in connection with the Merger, we acquired three notes receivable that totaled $0.7 million at September 30, 2011. One of these notes was repaid during the third quarter of 2011.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2011 and December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2011.
A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	2	2	$51,409	$39,505
2	6	3	105,536	49,639
3	12	3	195,894	26,015
4	7	10	127,110	203,074
5	-	-	-	-

			$479,949	$318,233

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	-	-	$-	$-
2	3	1	9,773	9,738
3	2	2	46,972	45,766
4	-	-	-	-
5	-	-	-	-

			$56,745	$55,504

CPA®:16 – Global 9/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
Note 7.    Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2011	September 30, 2011	December 31, 2010
True Value Company (a)	50%	$45,437	$-
Advanced Micro Devices, Inc. (a) (b)	67%	33,188	-
The New York Times Company	27%	32,569	33,888
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	32,083	32,808
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (a)	56%	25,351	-
Schuler A.G. (b) (c)	33%	22,740	21,892
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (c) (d)	25%	20,739	18,493
The Upper Deck Company (a)	50%	9,523	-
Del Monte Corporation (a)	50%	7,202	-
Police Prefecture, French Government (c)	50%	6,349	6,636
Frontier Spinning Mills, Inc.	40%	6,256	6,249
TietoEnator Plc (c) (e)	40%	6,143	6,921
Pohjola Non-life Insurance Company (c)	40%	5,246	5,419
Actebis Peacock GmbH (c)	30%	5,003	5,043
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (c) (f)	33%	4,567	1,179
OBI A.G. (c) (g)	25%	3,711	4,907
Actuant Corporation (c)	50%	2,907	2,670
Consolidated Systems, Inc. (b)	40%	2,176	2,109
Talaria Holdings, LLC (h)	27%	851	1,400
Thales S.A. (c)	35%	392	-

		$272,433	$149,614

(a)	We acquired our interest in this investment in connection with the Merger (Note 3).

(b)	Represents a tenant-in-common interest, under which the entity is under common control by us and our venture partner.

(c)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(d)	The increase in carrying value was due in part to a cash contribution of $1.3 million made to us by the venture for funding of an expansion project.

(e)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(f)	In September 2011, the venture bought back, at a discount, the non-recourse mortgage loan encumbered by the property. We made a contribution of $2.3 million to repay this loan and recognized our proportionate share of the gain of $1.2 million on extinguishment of the debt.

(g)	The carrying value of this investment included our share of the Other comprehensive loss on interest rate swap derivative instruments recognized by the venture.

(h)	The decrease in the carrying value was primarily due to our share of the losses recognized by the Talaria Company.
CPA®:16 – Global 9/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

			September 30, 2011	December 31, 2010
Assets			$1,774,393	$1,406,049
Liabilities			(1,163,036)	(936,691)

Partners’/members’ equity			$611,357	$469,358

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$51,629	$34,955	$150,604	$105,453
Expenses	(27,940)	(20,439)	(82,761)	(61,793)
Impairment charges (a)	-	(3,381)	(10,361)	(3,381)

Net income	$23,689	$11,135	$57,482	$40,279

(a)	For the nine months ended September 30, 2011, the amount reflects impairment charges incurred by a venture that formerly leased property to Best Buy Stores, L. P. For the three and nine months ended September 30, 2010, the amount reflects impairment charges incurred by a venture that leases property to Thales S.A.
We recognized income from equity investments in real estate of $11.4 million and $3.8 million for the three months ended September 30, 2011 and 2010, respectively, and $17.5 million and $13.1 million for the nine months ended September 30, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Note 8.    Intangible Assets and Liabilities
In connection with our acquisition of properties, we have recorded net lease intangibles of $557.8 million, inclusive of $469.3 million net lease intangibles acquired in connection with the Merger and the Carrefour Properties acquisition, which are being amortized over periods ranging from 4 years to 40 years. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:16 – Global 9/30/2011 10-Q — 18

Notes to Consolidated Financial Statements
Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Amortized Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,396)	(1,134)

	1,718	1,980

Lease intangibles:
In-place lease	376,845	114,544
Tenant relationship	34,150	33,934
Above-market rent	207,646	41,769
Below-market ground lease (Note 2)	6,589	-
Less: accumulated amortization	(76,202)	(43,145)

Total intangible assets	549,028	147,102

	$550,746	$149,082

Amortized Below-Market Rent Intangible Liabilities
Below-market rent	$(67,384)	$(43,037)
Less: accumulated amortization	8,792	6,963

	$(58,592)	$(36,074)

Net amortization of intangibles, including the effect of foreign currency translation, was $15.5 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and $32.5 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization. Based on the intangibles recorded at September 30, 2011, scheduled net annual amortization of intangibles for each of the next five years is expected to be $16.1 million for the remainder of 2011, $63.5 million for 2012, $61.6 million for 2013, $61.1 million for 2014, and $57.9 million for 2015.
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
Derivative Assets — Our derivative assets are comprised of foreign currency collars, as well as an embedded credit derivative and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. The foreign currency collars were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. Our embedded credit derivative and stock warrants are not traded in an active market. We estimated the fair value of these assets using
CPA®:16 – Global 9/30/2011 10-Q — 19

Notes to Consolidated Financial Statements
internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
Other Securities— Our other securities are comprised of our interest in a commercial mortgage loan securitization, our investments in equity units in Rave Reviews Cinemas, LLC and our interest in an interest-only senior note. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
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
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$290	$290	$-	$-
Other securities	16,078	-	-	16,078
Derivative assets	2,156	-	989	1,167

Total	$18,524	$290	$989	$17,245

Liabilities:
Derivative liabilities	$(3,709)	$-	$(3,709)	$-

Total	$(3,709)	$-	$(3,709)	$-

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$6,769	$6,769	$-	$-
Other securities	1,553	-	-	1,553
Derivative assets	1,369	-	-	1,369

Total	$9,691	$6,769	$-	$2,922

Liabilities:
Derivative liabilities	$(504)	$-	$(504)	$-

Total	$(504)	$-	$(504)	$-

CPA®:16 – Global 9/30/2011 10-Q — 20

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$16,250	$1,380	$17,630	$1,714	$2,617	$4,331
Total gains or losses (realized and unrealized):
Included in earnings	-	(213)	(213)	-	(1,329)	(1,329)
Included in other comprehensive income (loss)	(104)	-	(104)	17	130	147
Amortization and accretion	(68)	-	(68)	(83)	-	(83)

Ending balance	$16,078	$1,167	$17,245	$1,648	$1,418	$3,066

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$(213)	$(213)	$-	$(1,329)	$(1,329)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$1,553	$1,369	$2,922	$1,851	$2,178	$4,029
Total gains or losses (realized and unrealized):
Purchases, issuances and settlements	15,179	-	15,179	-	-	-
Included in earnings	-	(205)	(205)	-	(688)	(688)
Included in other comprehensive income (loss)	(46)	3	(43)	41	(72)	(31)
Amortization and accretion	(608)	-	(608)	(244)	-	(244)

Ending balance	$16,078	$1,167	$17,245	$1,648	$1,418	$3,066

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$(205)	$(205)	$-	$(688)	$(688)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2011 and 2010, except for those assets and liabilities acquired in connection with the Merger. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,758,009	$1,705,625	$1,369,248	$1,314,768
Line of credit	230,000	230,000	-	-
Notes receivable	56,745	58,332	55,504	55,682
We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted
CPA®:16 – Global 9/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in direct financing leases	$-	$-	$117,971	$1,767
Equity investments in real estate	-	-	1,226	1,046
Intangible assets	-	-	949	-

	$-	$-	$120,146	$2,813

Impairment Charges From Discontinued Operations:
Net investments in properties	$-	$224	$-	$-

	$-	$224	$-	$-

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Real estate
Net investments in properties	$-	$-	$17,295	$2,835
Net investments in direct financing leases	54,590	509	117,971	6,962
Equity investments in real estate	-	-	1,226	1,046
Intangible assets	-	-	949	-

	$54,590	$509	$137,441	$10,843

Impairment Charges From Discontinued Operations:
Net investments in properties	$42,007	$12,155	$-	$-
Intangible assets	1,555	449	-	-

	$43,562	$12,604	$-	$-

The amounts above exclude the assets acquired and non-recourse mortgages assumed as part of the Merger. As described in Note 3, the assets acquired and liabilities assumed were recorded at fair value as of the closing of the Merger and were measured primarily using unobservable inputs (Level 3) based on market conditions and assumptions that existed at the time. The bargain purchase gain of $28.5 million was derived based upon the change in fair value of the Merger consideration and the assets received using unobservable inputs.
CPA®:16 – Global 9/30/2011 10-Q — 22

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
CPA®:16 – Global 9/30/2011 10-Q — 23

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Foreign currency collar contracts	Accounts payable,	$-	$-	$-	$(106)
	accrued expenses and
	other liabilities

Foreign currency collar contracts	Other assets, net	989
Interest rate swaps	Accounts payable,	-	-	(592)	(398)
	accrued expenses and
	other liabilities

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	6	46	-	-
Stock warrants	Other assets, net	1,161	1,323	-	-
Interest rate swaps	Accounts payable,	-	-	(3,117)	-
	accrued expenses and
	other liabilities

Total derivatives		$2,156	$1,369	$(3,709)	$(504)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Reclassified
	in OCI on Derivatives (Effective Portion)		from OCI into Income (Effective Portion)
	Three Months Ended September 30,		Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps(a)	$(169)	$(105)	$-	$-
Foreign currency forward contracts(a) (b)	-	(92)	-	(24)
Foreign currency collars(a) (b)	989	(537)	-	-

Total	$820	$(734)	$-	$(24)

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Reclassified
	in OCI on Derivatives (Effective Portion)		from OCI into Income (Effective Portion)
	Nine Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps(a)	$(193)	$(323)	$-	$-
Foreign currency forward contracts(a) (b)	-	184	-	(53)
Foreign currency collars(a) (b)	1,095	(357)	-	-

Total	$902	$(496)	$-	$(53)

(a)	During the three and nine months ended September 30, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
(b)	Gains (losses) reclassified from OCI into income for contracts that have settled are included in Other income and (expenses).
CPA®:16 – Global 9/30/2011 10-Q — 24

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2011	2010	2011	2010
Embedded credit derivatives(a)	Other income and (expenses)	$3	$(1,410)	$(43)	$(688)
Stock warrants	Other income and (expenses)	(216)	81	(162)	-
Interest rate swaps	Other income and (expenses)	(1,237)	-	(1,237)	-

Total		$(1,450)	$(1,329)	$(1,442)	$(688)

(a)	Included gains and losses attributable to noncontrolling interests totaling less than $0.1 million and $1.0 million, for the three months ended September 30, 2011 and 2010, respectively, and losses totaling less than $0.1 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively.
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
The derivative instruments that we had outstanding on our consolidated ventures at September 30, 2011 are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate	Date	Date	September 30, 2011
1-Month LIBOR (a)	“Pay-fixed” swap	$3,749	6.7%	2/2008	2/2018	$(592)
1-Month LIBOR (b)	“Pay-fixed” swap	6,154	6.4%	7/2008	7/2018	(1,017)
1-Month LIBOR (b)	“Pay-fixed” swap	11,611	5.6%	3/2008	3/2018	(1,602)
1-Month LIBOR (b)	“Pay-fixed” swap	3,953	6.9%	3/2011	3/2021	(498)

						$(3,709)

(a)	This derivative instrument was designated as a cash flow hedge at September 30, 2011.
(b)	These derivative instruments were acquired in the Merger and prior to the Merger, were designated as cash flow hedges by CPA®:14. Upon acquisition, we did not designate these hedges and therefore did not achieve hedge accounting on these instruments as of, and for the three and nine months ended September 30, 2011 (Note 2). These instruments were subsequently designated as hedges in October 2011.
CPA®:16 – Global 9/30/2011 10-Q — 25

Notes to Consolidated Financial Statements
The derivative instruments that our unconsolidated ventures had outstanding at September 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership					Effective
	Interest at		Notional			Interest	Effective	Expiration	Fair Value at
	September 30, 2011	Type	Amount	Cap Rate	Spread	Rate	Date	Date	September 30, 2011
3-Month LIBOR	25.0%	“Pay-fixed” swap	$157,038	N/A	N/A	5.0%- 5.6%	7/2006- 4/2008	10/2015- 7/2016	$(12,986)
3-Month LIBOR	27.3%	Interest rate cap	123,554	4.0%	1.2%	N/A	3/2011	8/2014	85

									$(12,901)

Foreign Currency Contracts
We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency at predetermined prices. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to movements in foreign currency exchange rates.
In September 2011, we entered into seven foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $22.6 million, based on the exchange rate of the Euro to the U.S. dollar at September 30, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. One of these collars settled in September 2011 and we recognized a gain of $0.1 million in Other income and (expenses) in the consolidated financial statements during the third quarter of 2011. The remaining collars have settlement dates between December 2011 and March 2013.
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
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2011, we estimate that an additional $0.2 million will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $3.8 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $4.3 million or $0.6 million, respectively.
CPA®:16 – Global 9/30/2011 10-Q — 26

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

Region:	At September 30, 2011
Total U.S.	66%

Germany	16%
Other Europe	14%

Total Europe	30%
Other international	4%

Total international	34%

Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	24%
Retail	18%
Office	13%
Other	8%

Total	100%

Tenant Industry:
Retail	27%
Other	73%

Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany)	12%
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 11.    Debt
Scheduled debt principal payments during each of the next five years following September 30, 2011 and thereafter are as follows (in thousands):

Total
2011 (remainder)	$17,170
2012	122,144
2013	42,862
2014 (a)	338,486
2015	149,533
Thereafter through 2031	1,322,712

1,992,907
Unamortized premium, net (b)	(4,898)

Total	$1,988,009

CPA®:16 – Global 9/30/2011 10-Q — 27

Notes to Consolidated Financial Statements

(a)	Includes $230.0 million outstanding under our line of credit, as discussed below.
(b)	Represents the fair market value adjustment of $6.7 million described below, partially offset by a $1.8 million unamortized discount on a non-recourse loan that we repurchased from the lender.
Certain amounts in the table above are based on the applicable foreign currency exchange rate at September 30, 2011.
Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.3 billion and $1.8 billion at September 30, 2011 and December 31, 2010, respectively. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 8.1% and variable annual interest rates ranging from 3.0% to 6.9%, with maturity dates ranging from 2011 to 2031, at September 30, 2011.
In connection with the Merger (Note 3), we assumed property level debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with fair values totaling $38.1 million and $421.9 million, respectively, on the date of acquisition and recorded an aggregate net fair market value adjustment of $6.7 million at that date. The fair market value adjustment is amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 6.8% and 6.1%, respectively.
Additionally, during the nine months ended September 30, 2011, we obtained non-recourse financing totaling $24.5 million, at a weighted-average annual interest rate and term of 5.2% and 5.2 years, respectively. Of the total financing, $20.0 million is secured by a hotel property acquired in 2008 and $4.5 million is secured by an investment acquired in connection with the Merger.
During the nine months ended September 30, 2011, we refinanced three maturing non-recourse mortgage loans totaling $17.9 million, inclusive of amounts attributable to noncontrolling interests of $3.9 million, with new non-recourse financing totaling $27.7 million, inclusive of amounts attributable to noncontrolling interests of $6.4 million, at a weighted-average annual interest rate and term of 6.3% and 9.8 years, respectively.
In connection with obtaining our line of credit during the second quarter of 2011, as discussed below, we defeased eight loans with a fair value of $68.5 million and incurred a $2.5 million loss on extinguishment of debt.
Line of Credit
On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub, our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months. The revolving credit facility was used to finance in part the Merger, to repay certain property level indebtedness and for general corporate purposes.
The line of credit provides for an annual interest rate, at our election, of either: (a) 3.25% plus LIBOR; or (b) 2.25% plus the greater of: (i) the lender’s prime rate, (ii) the Federal Funds Effective Rate plus 0.5%, or (iii) LIBOR plus 1.0%. The Credit Agreement also provides for the issuance of letters of credit at an annual interest rate of 3.25%. In addition, we are required to pay an annual fee of 50 basis points of the unused portion of the credit facility amount. We incurred costs of $4.5 million to procure the facility, which are being amortized over the term of the Credit Agreement.
Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At September 30, 2011, availability under the line was $297.9 million, of which we had drawn $230.0 million.
The Credit Agreement is full recourse to CPA®:16 – Global and contains customary affirmative and negative covenants, including covenants that restrict CPA®:16 – Global and its subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay dividends (as described below), enter into certain transactions with affiliates, and change the nature of its business or fiscal year. In addition, the Credit Agreement contains customary events of default.
CPA®:16 – Global 9/30/2011 10-Q — 28

Notes to Consolidated Financial Statements
The Credit Agreement stipulates several financial covenants that require us to maintain the following ratios and benchmarks at the end of each quarter (the quoted variables are specifically defined in the Credit Agreement):
•	a maximum “consolidated leverage ratio,” which requires us to maintain a ratio for “consolidated total indebtedness” to “total asset value” less than or equal to 65% (such rate is applicable through May 2013 and declines thereafter);
•	a “minimum total equity value,” which requires us to maintain a “total equity value” of at least $1.19 billion. This amount must be adjusted in the event of any securities offering by adding 75% of the “net cash proceeds”;
•	a “consolidated fixed charge coverage ratio,” which requires us to maintain a ratio for “consolidated EBITDA” to “consolidated fixed charges” of less than 1.50 to 1.0;
•	a limitation on dividend payments, which requires us to ensure that dividends paid in cash are limited to 95% of “adjusted funds from operations,” except to the extent dividend payments are required for CPA®:16 – Global to maintain its status as a REIT under the Internal Revenue Code; and
•	a limitation on “recourse indebtedness,” which prohibits us from incurring additional secured indebtedness other than “non-recourse indebtedness” or indebtedness that is recourse to us that exceeds $75.0 million.
We were in compliance with these covenants at September 30, 2011.
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net investments in properties	$-	$-	$-	$2,835
Net investments in direct financing leases	-	1,767	509	6,962

Total impairment charges included in expenses	-	1,767	509	9,797
Equity investments in real estate (a)	-	1,046	-	1,046

Total impairment charges included in income from continuing operations	-	2,813	509	10,843
Impairment charges included in discontinued operations	224	-	12,604	-

Total impairment charges	$224	$2,813	$13,113	$10,843

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.
Significant impairment charges recognized during the three and nine months ended September 30, 2011 and 2010 were as follows:
CPA®:16 – Global 9/30/2011 10-Q — 29

Notes to Consolidated Financial Statements
International Aluminum Corp.
During the second quarter of 2011, we recognized an impairment charge of $12.4 million in connection with several properties formerly leased to International Aluminum Corp. in order to reduce their carrying values to their estimated fair values in connection with the tenant filing for bankruptcy in May 2011. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011 and recognized a gain on deconsolidation of $1.2 million. For the nine months ended September 30, 2011, the results of operations of these properties are included in Income (loss) from discontinued operations in the consolidated financial statements.
The Talaria Company (Hinckley)
During the first quarter of 2010, we recognized impairment charges of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.4 million, on a property leased to The Talaria Company (Hinckley) in order to reduce the carrying value to its estimated fair value based on a potential sale of the property that was ultimately not consummated. At September 30, 2011, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.
Other
During the third quarter of 2010, we recognized impairment charges of $1.8 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair values of the properties’ residual values. Additionally, we recognized other-than-temporary impairment charges totaling $1.0 million on two ventures to reflect a decline in the estimated fair values of the ventures’ underlying net assets in comparison with the carrying values of our interests in these ventures.
Note 14.    Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of noncontrolling interests in three properties from CPA®:14 in connection with the CPA®:14 Property Sales (Note 3), there were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2011.
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
In November 2010, the property venture exercised an option to acquire an additional 70% interest in the limited partnership for $297.3 million.
The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Nine Months Ended September 30,
	2011	2010
Balance at January 1,	$21,805	$337,397
Foreign currency translation adjustment	568	(16,972)

Balance at September 30,	$22,373	$320,425

CPA®:16 – Global 9/30/2011 10-Q — 30

Notes to Consolidated Financial Statements
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.6 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At September 30, 2011 and December 31, 2010, we had accrued interest related to uncertain tax positions of $0.1 million and less than $0.1 million, respectively.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries has operated at a loss since inception, and as a result, we have recorded a full valuation allowance for this subsidiary’s net operating loss carryforwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.
Note 16.    Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current authoritative accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$1,395	$1,246	$4,484	$4,377
Expenses	(950)	(1,062)	(4,694)	(3,953)
Gain on deconsolidation of a subsidiary	1,167	-	1,167	7,082
Gain (loss) on sale of assets	32	-	(108)	-
Loss on extinguishment of debt	(295)	-	(258)	-
Impairment charges	(224)	-	(12,604)	-

Income (loss) from discontinued operations	$1,125	$184	$(12,013)	$7,506

2011 — In April 2011, we sold a vacant property previously leased to Gortz & Schiele GmbH & Co. for $0.4 million, net of selling costs, and recognized a net loss of less than $0.1 million, inclusive of the impact of impairment charges recognized during fiscal 2009 totaling $2.9 million. All amounts are inclusive of the 50% interest in the venture owned by our affiliate as the noncontrolling interest partner. Amounts are based upon the exchange rate of the Euro at the date of sale.
In May and June 2011, we sold three properties acquired in connection with the Merger for a total price of $18.7 million, net of selling costs. In connection with these sales, we prepaid the existing non-recourse mortgage loans on these properties totaling $7.2 million
CPA®:16 – Global 9/30/2011 10-Q — 31

Notes to Consolidated Financial Statements
and incurred an aggregate prepayment penalty of $0.3 million. We recognized a net loss on the sales of less than $0.1 million and a net loss on the extinguishment of debt of less than $0.1 million.
In July 2011, a venture in which we and Corporate Property Associates 15 Incorporated (“CPA®:15”) hold interests of 70% and 30%, respectively, and which we consolidate, sold several properties leased to PETsMART for $74.0 million. Our share of the sale price was approximately $51.8 million. The venture used a portion of the sale proceeds to defease the non-recourse mortgage loan totaling $25.1 million on the related properties, of which our share was $17.6 million. As our interest was acquired through the Merger, the disposition did not result in a gain or loss. Rather, the difference between our initial provisional carrying amount and sales price was considered a measurement period adjustment (Note 3).
In July 2011, we sold a property acquired in the Merger that was leased to Celadon Group, Inc. for $11.2 million. In connection with this sale, we recognized a gain of $0.1 million.
In May 2011, International Aluminum Corp. filed for bankruptcy protection and terminated their lease with us in bankruptcy proceedings. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. At the date of deconsolidation, the property had a carrying value of $38.1 million, reflecting the impact of impairment charges totaling $12.4 million recognized in 2011, and the related non-recourse mortgage loan had an outstanding balance of $38.7 million. In connection with this deconsolidation, we recognized a gain of $1.2 million. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.
In September 2011, we entered into an agreement to sell a Canadian property formerly leased to U.S. Aluminum of Canada, which also filed for bankruptcy in May 2011 and terminated their lease with us in bankruptcy proceedings, for approximately $5.1 million. We completed the sale of this property in October 2011 and used a portion of the proceeds to partially defease the non-recourse mortgage loan on this property. At September 30, 2011, this property was classified as Assets held for sale on our consolidated balance sheet.
In June 2011, we entered into an agreement to sell a property previously leased to Tower Automotive for $1.5 million. We used the proceeds from the loan to defease the non-recourse mortgage loan on this property. We completed the sale of this property in October 2011. At September 30, 2011, this property was classified as Assets held for sale on our consolidated balance sheet.
2010 —We suspended debt service payments on the related non-recourse debt obligation after our tenant, Goertz & Schiele Corp., ceased making rent payments to us. Goertz & Schiele Corp. had filed for bankruptcy and, in January 2010, terminated its lease with us in bankruptcy proceedings, and we subsequently consented to a court order appointing a receiver. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the first quarter of 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million, reflecting the impact of impairment charges totaling $15.7 million recognized in 2009, and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In connection with this deconsolidation, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interests of $3.5 million. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.
CPA®:16 – Global 9/30/2011 10-Q — 32

Notes to Consolidated Financial Statements
Note 17. Pro Forma Financial Information
The following consolidated pro forma financial information has been presented as if the Merger had occurred on January 1, 2010 for the three and nine months ended September 30, 2011 and 2010. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.
(Dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pro forma total revenues	$86,262	$87,186	$254,660	$259,943
Pro forma income from continuing operations	24,542	22,748	38,679	60,309
Less: Income from continuing operations attributable to noncontrolling interests	(3,082)	(4,903)	(9,707)	(18,546)

Pro forma income from continuing operations attributable to CPA®:16 – Global shareholders	$21,460	$17,845	$28,972	$41,763

Pro forma earnings per share: (a)
Income from continuing operations attributable to CPA®:16 – Global shareholders	$0.11	$0.09	$0.14	$0.21

(a)	The pro forma weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010 totaled 200,060,535 shares and were determined as if all shares issued since our inception through September 30, 2011 were issued on January 1, 2010.
CPA®:16 – Global 9/30/2011 10-Q — 33

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
As discussed in Note 3 in the consolidated financial statements, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. This Merger had a significant impact on our asset and liability base and our third quarter 2011 results and is expected to have a significant impact on our full-year 2011 results. The impact of this transaction on our year-to-date results is further described below.
Financial Highlights
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$86,262	$58,082	$226,195	$172,622
Net income attributable to CPA®:16 – Global shareholders	22,710	10,909	7,825	24,376
Cash flow from operating activities			104,822	93,142

Distributions paid	28,818	20,550	70,619	61,332

Supplemental financial measures:
Modified funds from operations (MFFO)	45,536	18,181	93,926	59,449
Adjusted cash flow from operating activities			98,397	86,270
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Modified funds from operations, or MFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, primarily as a result of properties acquired in the Merger in May 2011 (Note 3), and the Carrefour Properties acquired in January 2011 (Note 5), partially offset by a decrease in interest income on our Hellweg 2 note receivable, which resulted from the exercise of a purchase option in November 2010.
Net income attributable to CPA®:16 – Global shareholders in the nine months ended September 30, 2011 reflected a non-cash charge of $34.3 million incurred in connection with amending our advisory agreement and the issuance of the Special Interest to a subsidiary of WPC (Note 3), as well as an increase in the level of impairment charges recognized as compared to the same period in 2010 (Note
CPA®:16 – Global 9/30/2011 10-Q — 34

13). During the nine months ended September 30, 2011, we recognized impairment charges totaling $13.1 million compared to $10.8 million during the nine months ended September 30, 2010.
Our MFFO supplemental measure for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 increased by $27.4 million and $34.5 million, respectively, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.
Adjusted cash flow from operating activities for the nine months ended September 30, 2011 increased by $12.1 million compared to the same period in 2010. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger, partially offset by charges incurred in connection with the Merger.
Our quarterly cash distribution was $0.1662 per share for the third quarter of 2011, which equates to $0.66 per share on an annualized basis.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. During the first half of 2011 as compared to the prior year period, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced increased investment volume, as well as an improved financing environment. During the second and third quarters of 2011, however, there has been an increase in economic uncertainty as a result of the sovereign debt crisis in Europe and the U.S. sovereign credit downgrade. As of the date of this Report, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 30% of our annualized contractual minimum base rent at September 30, 2011. During the nine months ended September 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 3% to $1.3598 at September 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at September 30, 2011 as compared to the balance sheet at December 31, 2010. During the nine months ended September 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 7% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations as compared to the prior year period. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows.
In September 2011, we entered into seven foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $22.6 million, based on the exchange rate of the Euro to the U.S. dollar at September 30, 2011 and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. One of these collars settled in September 2011, and the remaining collars have settlement dates between December 2011 and March 2013.
Capital Markets
During the first half of the year, capital market conditions exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities (“CMBS”) debt and capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing. However, during the third quarter of 2011, there was increased volatility in the CMBS market and a credit downgrade of U.S. Treasury debt obligations. In response, the Federal Reserve has kept interest rates low. These events have impacted commercial real estate capitalization rates, which have begun to vary greatly depending on a variety of factors including asset quality, tenant credit quality, geography and term.
CPA®:16 – Global 9/30/2011 10-Q — 35

Financing Conditions
During the first half of 2011, we saw some improvement in both the credit and real estate financing markets. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging to obtain debt for certain international deals. Additionally, during the third quarter of 2011, the U.S. sovereign credit downgrade impacted the cost and availability of domestic non-recourse mortgage financing. During the nine months ended September 30, 2011, we obtained non-recourse mortgage financing totaling $87.1 million (on a pro rata basis), as well as a $320.0 million credit facility (Note 11).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of domestic and foreign macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite modest improvements in expectations during the first half of the year, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.
Net Asset Value
The advisor generally calculates our estimated NAV per share by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.
We normally calculate our NAV annually as of year-end, however, in connection with entering into the Merger Agreement we had determined that our NAV as of September 30, 2010 was $8.80 per share. That amount has now been adjusted upward by $0.10 per share as of June 30, 2011 to reflect a more recent analysis conducted as a result of the completion of the Merger on May 2, 2011. Our NAV per share at June 30, 2011 increased to $8.90 primarily due to the favorable impact of foreign currency exchange rate fluctuations.
Credit Quality of Tenants
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court resulting in reduced cash flow, which may negatively impact NAVs and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
Despite signs of improvement in general business conditions during the first half of 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to the overall economic recovery. As of the date of this Report, we have one tenant operating under bankruptcy protection. It is possible, however, that additional tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify the portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Inflation impacts revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because
CPA®:16 – Global 9/30/2011 10-Q — 36

these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen a return of moderate inflation during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in the coming years.
Lease Expirations and Occupancy
At September 30, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.
Our occupancy rate decreased slightly from 99% at December 31, 2010 to 98% as of September 30, 2011.
Proposed Accounting Changes
The following proposed accounting change may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the first quarter of 2012, with a final standard during-2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
The following proposed accounting change would potentially affect the way we account for a significant portion of our real estate portfolio and, if applicable to us, could create volatility in our future earnings to the extent real estate values fluctuate:
In October 2011, the FASB issued an exposure draft which proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties, but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain REITs and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of a real estate property entity and if the proposal will have a material impact on our business.
Additionally, the FASB has issued an exposure draft that could impact us to the extent we deconsolidate real estate subsidiaries subject to non-recourse debt:
The exposure draft states that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This new guidance would impact the timing of our recognition of gains in the event a property is placed into receivership. Until this guidance is implemented, it is permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity. During the nine months ended September 30, 2011, we deconsolidated a subsidiary, which had total assets and liabilities of $38.1 million and $39.3 million, respectively, that leased property to International Aluminum Corp., as a result of the property being placed into receivership and recognized a gain in the amount of $1.2 million.
CPA®:16 – Global 9/30/2011 10-Q — 37

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental income	$172,871	$110,370
Interest income from direct financing leases	26,009	20,021

	$198,880	$130,391

CPA®:16 – Global 9/30/2011 10-Q — 38

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine Months Ended September 30,
Lessee	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$27,769	$25,569
Carrefour France, SAS (a) (c)	20,662	-
Telcordia Technologies, Inc.	7,540	7,273
SoHo House/SHG Acquisition (UK) Limited (d)	6,969	-
Tesco plc (a) (b)	5,802	5,443
Dick’s Sporting Goods, Inc. (b) (e)	5,403	2,347
Nordic Atlanta Cold Storage, LLC	5,174	5,174
Berry Plastics Corporation (b)	4,968	5,128
Fraikin SAS (a)	4,241	3,984
The Talaria Company (Hinckley) (b)	3,755	3,883
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (f)	3,699	3,190
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	3,684	3,622
Best Brands Corp.	3,048	3,006
Huntsman International, LLC	3,010	3,011
Ply Gem Industries, Inc. (a)	2,983	2,933
Bob’s Discount Furniture, LLC	2,744	2,722
Universal Technical Institute of California, Inc.	2,715	2,601
Kings Super Markets Inc.	2,705	2,633
TRW Vehicle Safety Systems Inc.	2,676	2,676
Performance Fibers GmbH (a)	2,576	2,388
Finisar Corporation	2,466	2,466
Other (a) (b) (g)	74,291	40,342

	$198,880	$130,391

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 increased by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $34.3 million and $31.6 million for the nine months ended September 30, 2011 and 2010, respectively.

(c)	We acquired a portion of this investment in January 2011 with the remaining interest acquired in connection with the Merger.

(d)	The related build-to-suit project was completed in September 2010.

(e)	In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $3.1 million for the nine months ended September 30, 2011.

(f)	This increase was due to a CPI-based (or equivalent) rent increase.

(g)	This increase was primarily due to the impact of properties acquired in the Merger.
CPA®:16 – Global 9/30/2011 10-Q — 39

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2011	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$24,276	$24,276
The New York Times Company	27%	20,869	19,985
OBI A.G. (a)	25%	12,961	11,905
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	25%	11,996	10,629
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (c)	56%	10,880	-
True Value Company (c)	50%	10,840	-
Advanced Micro Devices, Inc. (c)	67%	8,958	-
Pohjola Non-life Insurance Company (a)	40%	7,048	6,442
TietoEnator Plc (a)	40%	6,650	6,116
Police Prefecture, French Government (a)	50%	6,216	6,151
Schuler A.G. (a)	33%	4,931	4,602
Frontier Spinning Mills, Inc.	40%	3,375	3,350
Thales S.A. (a)	35%	3,310	3,098
Actebis Peacock GmbH (a)	30%	3,190	2,945
Del Monte Corporation (c)	50%	2,645	-
Best Buy Co., Inc. (c)	37%	2,251	-
Consolidated Systems, Inc.	40%	1,373	1,373
Actuant Corporation (a)	50%	1,219	1,301
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (d)	33%	1,171	974

		$144,159	$103,147

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 weakened by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(b)	In April 2011, an expansion project was completed and contributed $0.5 million of lease revenue during the nine months ended September 30, 2011.

(c)	This venture was acquired in the Merger.

(d)	In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier, and in August 2010, MSR Technologies GmbH took over the Lindenmaier business and entered into a new lease with the venture.
Lease Revenues
As of September 30, 2011, 76% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 16% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.
We did not enter into any significant leases during the quarter ended September 30, 2011. We modified two leases during the third quarter of 2011 and contractual annual minimum base rents under the extended leases were on par with rents under their original terms. We did not provide for tenant concessions in connection with these lease modifications.
For the three and nine months ended September 30, 2011 as compared to the same period in 2010, lease revenues increased by $33.0 million and $68.5 million, respectively, primarily due to increases of $30.0 million and $56.1 million, respectively, as a result of properties acquired in the Merger and acquiring the Carrefour Properties in January 2011. SoHo House, which was placed into service in September 2010, contributed revenue of $2.0 million and $7.0 million, respectively. Lease revenue was also positively impacted by
CPA®:16 – Global 9/30/2011 10-Q — 40

fluctuations of foreign currency exchange rates, which resulted in increases of $2.0 million and $3.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. We also recognized an out-of-period adjustment during the nine months ended September 30, 2011, which increased lease revenue by $2.2 million (Note 2).
Interest Income on Notes Receivable
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, interest income on notes receivable decreased by $5.8 million and $17.8 million, respectively, as a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010.
General and Administrative Expenses
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, general and administrative expenses increased by $4.4 million and $17.9 million, respectively. Merger-related costs represented $1.2 million and $13.2 million of these increases, respectively, while professional fees represented increases of $2.1 million and $4.1 million, respectively. During the three months ended September 30, 2011, management expenses represented an increase of $0.6 million. Professional fees include legal, accounting and investor-related expenses and increased primarily due to Merger related activity. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to the Merger.
Depreciation and Amortization
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, depreciation and amortization increased by $13.3 million and $27.1 million, respectively, primarily as a result of properties acquired in the Merger.
Property Expenses
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, property expenses increased by $2.2 million and $4.2 million, respectively. In the third quarter of 2010, a recovery of $1.6 million was recorded to uncollected rent expense as a result of improvements in the financial outlook of certain tenants. Also, reimbursable tenant costs, primarily related to the Merger, increased by $0.6 million and $2.4 million, respectively. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.
Issuance of Special Member Interest
In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of the advisory agreement (Note 3).
Impairment Charges
During the nine months ended September 30, 2011, we recognized impairment charges totaling $0.5 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair values of the properties’ residual values.
During the three and nine months ended September 30, 2010, we recognized impairment charges totaling $1.8 million and $9.8 million, respectively. During the three months ended September 30, 2010, we recognized impairment charges totaling $1.8 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair values of the properties’ residual value, including a charge of $0.2 million on a property leased to Hinckley. During the nine months ended September 30, 2010, we also recognized an impairment charge of $8.0 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, on a property leased to Hinckley to reduce the carrying value of this investment to its estimated fair value in connection with a potential sale, which ultimately was not consummated.
See “Discontinued Operations” below for impairment charges recognized on assets sold or held for sale during the three and nine months ended September 30, 2011.
CPA®:16 – Global 9/30/2011 10-Q — 41

Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, income from equity investments increased by $7.6 million and $4.4 million, respectively, primarily due to the impact of equity investments from real estate acquired in the Merger, which contributed $5.8 million and $2.3 million of the increases, respectively. Additionally, during both the three and nine months ended September 30, 2011, we recognized income of $1.2 million, representing our share of a gain recognized on the Barth Europa Transporte/MSR Technologies GmbH ventures’ buyback, at a discount, of a non-recourse mortgage loan that encumbered the property.
Other Income and (Expenses)
Net other income for each of the current year periods is primarily comprised of a $6.1 million gain on extinguishment of debt recognized in the third quarter of 2011 in connection with the repurchase of a loan on the WILLY VOIT GmBH & Co. property, partially offset by net losses recognized on foreign currency transactions and derivatives during the three months ended September 30, 2011. In addition, during the nine months ended September 30, 2011, we recognized net losses totaling $2.5 million related to defeasing certain loans acquired in the Merger.
Bargain Purchase Gain on Acquisition
In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement, December 13, 2010, and the closing of the Merger on May 2, 2011. During the third quarter of 2011, we identified certain measurement period adjustments primarily related to the property leased to PETsMART (Notes 3, 16) that impacted the provisional acquisition accounting, which resulted in an increase of $11.6 million to the preliminary Bargain purchase gain (Note 3).
Interest Expense
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, interest expense increased by $12.0 million and $21.8 million, respectively. Mortgage financing assumed in the Merger and in the acquisition of the Carrefour Properties in January 2011 contributed in total $7.0 million and $13.4 million of the increases, respectively, while amounts borrowed under the line of credit that we obtained in connection with the Merger contributed $2.3 million and $4.0 million, respectively.
Provision for Income Taxes
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, provision for income taxes increased by $0.5 million and $5.9 million, respectively. This increase was primarily due to an increase in tax expense related to a German investment, as well as a result of the Merger.
Discontinued Operations
For the three months ended September 30, 2011, we recognized income from discontinued operations of $1.1 million, primarily due to the recognition of a $1.2 million gain on the deconsolidation of the subsidiary that leased property to International Aluminum Corp.
During the nine months ended September 30, 2011, we recognized a loss from discontinued operations of $12.0 million, primarily due to impairment charges recognized totaling $12.6 million, which were comprised primarily of a $12.4 million charge recognized on International Aluminum Corp., partially offset by the recognition of a $1.2 million gain on the deconsolidation described above.
For the three and nine months ended September 30, 2010, we recognized income from discontinued operations of $0.2 million and $7.5 million, respectively. The gain of $7.5 million for the nine months ended September 30, 2010 was primarily due to the recognition of a $7.1 million gain on the deconsolidation of a subsidiary that leased property to Goertz & Schiele Corp. recognized during the first quarter of 2010.
CPA®:16 – Global 9/30/2011 10-Q — 42

Net Income Attributable to Noncontrolling Interests
For the three and nine months ended September 30, 2011, net income attributable to noncontrolling interests increased by $1.8 million and $1.3 million, respectively, primarily due to majority-owned entities acquired in the Merger.
Net Income Attributable to Redeemable Noncontrolling Interests
For the three and nine months ended September 30, 2011, net income attributable to redeemable noncontrolling interests decreased by $3.7 million and $16.1 million, respectively, primarily due to the November 2010 exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership.
Net Income Attributable to CPA®:16 – Global Shareholders
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, the resulting net income attributable to CPA®:16 — Global shareholders increased by $11.8 million and decreased by $16.6 million, respectively.
Modified Funds from Operations (MFFO)
MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.
For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, MFFO increased by $27.4 million and $34.5 million, respectively, primarily due to the positive impact of properties acquired in the Merger.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2011, we used cash flows from operating activities of $104.8 million primarily to fund distributions to shareholders of $47.7 million, which excluded $22.9 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $36.7 million to affiliates that hold noncontrolling interests in various entities with us. For 2011, the advisor elected to continue to receive its performance fees in restricted shares of our common stock, and as a result, we paid performance fees, and subsequent to the Merger, asset management fees, of $11.9 million through the issuance of restricted stock rather than in cash. In accordance with the terms of the amended and restated advisory agreement that we entered into in connection with the UPREIT Reorganization, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 4).
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), capitalized property related costs and, prior to the UPREIT Reorganization, payment of our annual installment of deferred acquisition fees to the advisor. In connection with the Merger, we paid $444.0 million to CPA®:14 shareholders who elected to liquidate their holdings in CPA®:14, $90.4 million to CPA®:14 shareholders as a result of the $1.00 per share special distribution declared by CPA®:14 and $5.6 million to shareholders of CPA®:14 representing its quarterly distribution payment in April 2011. These payments were funded in part through cash drawn on our new line of credit and cash received in the issuance of our common shares to WPC as described in Financing
CPA®:16 – Global 9/30/2011 10-Q — 43

Activities below, as well as $189.3 million of cash acquired in the Merger and $7.1 million of cash acquired in the Carrefour transaction. We received cash totaling $103.6 million in connection with the sale of several properties, including the properties leased to PETsMART, and distributions received from equity investments in real estate in excess of equity income of $14.8 million. Funds totaling $7.8 million and $13.8 million, respectively, were invested in and released from lender-held investment accounts.
Financing Activities
During the nine months ended September 30, 2011, we drew down $302.0 million from the line of credit we obtained in connection with the Merger, $121.0 million from WPC in return for the issuance of our common shares in connection with the Merger and $22.9 million as a result of issuing shares through our distribution reinvestment and stock purchase plan. We also received $27.8 million in proceeds from refinancing four maturing mortgage loans and $24.5 million from obtaining new financing on two properties. As noted above, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also used $138.0 million to prepay several mortgages, including $82.6 million on mortgages assumed as part of the Merger. We repaid $72.0 million on our line of credit subsequent to the Merger. Additionally, we made scheduled mortgage principal installments of $36.5 million.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For the nine months ended September 30, 2011, we received requests to redeem 1,611,565 shares of our common stock pursuant to our redemption plan, of which 911,650 shares were redeemed during the nine months ended September 30, 2011, with the remainder redeemed in the fourth quarter of 2011. We redeemed these requests at an average price per share of $8.18. We funded share redemptions during 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our adjusted cash flow from operating activities for the nine months ended September 30, 2011 was $98.4 million, an increase of $12.1 million over the comparable prior year period. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger, partially offset by charges incurred in connection with the Merger.
Summary of Financing
The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance
Fixed rate	$1,630,722	$1,331,869
Variable rate (a)	357,287	37,379

Total	$1,988,009	$1,369,248

Percent of total debt
Fixed rate	82%	97%
Variable rate (a)	18%	3%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	4.4%	5.6%

(a)	Variable-rate debt at September 30, 2011 included (i) $230.0 million outstanding under our line of credit; (ii) $25.5 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; and (iii) $85.0 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At September 30, 2011, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.
CPA®:16 – Global 9/30/2011 10-Q — 44

Cash Resources
At September 30, 2011, our cash resources consisted of cash and cash equivalents totaling $74.6 million. Of this amount, $45.2 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $67.8 million, as well as unleveraged properties that had an aggregate carrying value of $423.5 million at September 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control, making scheduled mortgage loan principal payments, as well as funding expansion projects that we currently estimate to total $3.3 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $93.7 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $8.3 million.
We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.
Impact of Merger
As described in Note 3, we paid Merger Consideration of $444.0 million in cash to liquidating shareholders and issued approximately 57,365,145 shares of our common stock to CPA®:14 shareholders who elected to receive shares of our common stock in the Merger. The cash portion of the Merger Consideration was funded primarily by a $302.0 million draw on our new revolving credit facility and $121.0 million received from WPC in exchange for 13,750,000 newly issued shares of our common stock.
The estimated lease revenues and income from operations contributed from the properties acquired from the date of the Merger through September 30, 2011 were $34.4 million and $3.6 million, respectively.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than

	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,992,907	$124,208	$367,055	$325,058	$1,176,586
Deferred acquisition fees — Principal	3,294	1,601	908	773	12
Interest on borrowings and deferred acquisition fees (b)	620,410	116,463	201,333	162,386	140,228
Subordinated disposition fees (c)	1,015	-	-	1,015	-
Build-to-suit and expansion commitments (d)	3,514	3,290	224	-	-
Operating and other lease commitments (e)	55,954	2,156	4,305	4,262	45,231

	$2,677,094	$247,718	$573,825	$493,494	$1,362,057

(a)	Excludes $6.7 million of fair market value adjustments in connection with the Merger, offset partially by $1.8 million of unamortized discount on a non-recourse mortgage loan that we repurchased from the lender, which was included in Non-recourse debt at September 30, 2011.
(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at September 30, 2011.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.
CPA®:16 – Global 9/30/2011 10-Q — 45

(d)	Represents the remaining commitment on two expansion projects.
(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $12.7 million.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2011, which consisted primarily of the Euro. At September 30, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
Hellweg 2
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
In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. As of the date of this Report, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. At September 30, 2011, our total effective ownership interest in the ventures was 26%.
Upon exercise of the relevant purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at September 30, 2011 (based on the exchange rate of the Euro at that date), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $0.5 million, with our share approximating $0.1 million.
CPA®:16 – Global 9/30/2011 10-Q — 46

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

			Total Non-

	Ownership Interest		Recourse Third-

Lessee	at September 30, 2011	Total Assets	Party Debt	Maturity Date
Thales S.A. (a) (b)	35%	$24,873	$23,755	1/2012
True Value Company	50%	126,708	66,730	1/2013 & 2/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	282,133	156,914	5/2014
Actuant Corporation (a)	50%	17,173	10,917	5/2014
TietoEnator Plc (a)	40%	84,759	68,641	7/2014
The New York Times Company (c)	27%	246,392	123,554	9/2014
Pohjola Non-life Insurance Company (a)	40%	94,037	79,017	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	188,313	93,746	5/2015
Actebis Peacock GmbH (a)	30%	47,500	29,422	7/2015
Del Monte Corporation	50%	13,563	11,323	8/2016
Frontier Spinning Mills, Inc.	40%	39,037	22,733	8/2016
Consolidated Systems, Inc.	40%	16,856	11,236	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	112,926	80,027	12/2016
OBI A.G. (a)	25%	188,696	157,038	3/2018
Advanced Micro Devices, Inc.	67%	81,620	56,407	1/2019
Police Prefecture, French Government (a)	50%	99,315	84,277	8/2020
Schuler A.G. (a)	33%	69,431	-	N/A
The Upper Deck Company	50%	25,269	-	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	15,724	-	N/A
Talaria Holdings, LLC	27%	68	-	N/A

		$1,774,393	$1,075,737

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at September 30, 2011.
(b)	In July 2011, this venture extended the maturity on its existing non-recourse mortgage loan to January 2012. The venture intends to extend the maturity date prior to the maturity of the loan again.
(c)	The related mortgage loan is limited-recourse to us.
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend
CPA®:16 – Global 9/30/2011 10-Q — 47

leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 28, 2006 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the proceeds from our initial public offering, which was terminated in March 2005. Thus, we do
CPA®:16 – Global 9/30/2011 10-Q — 48

not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other
CPA®:16 – Global 9/30/2011 10-Q — 49

ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs were generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
CPA®:16 – Global 9/30/2011 10-Q — 50

FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CPA®:16 - Global shareholders	$22,710	$10,909	$7,825	$24,376
Adjustments:
Depreciation and amortization of real property	25,080	11,819	62,928	35,809
(Gain) loss on sale of real estate, net	(32)	-	108	78
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,578	2,101	10,163	6,394
Gain on sale of real estate	(4,492)	-	(4,490)	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,964)	(3,958)	(12,454)	(8,909)

Total adjustments	21,170	9,962	56,255	33,372

FFO — as defined by NAREIT (a)	43,880	20,871	64,080	57,748

Adjustments:
Contract termination	-	-	34,300	-
Bargain purchase gain on acquisition	-	-	(28,537)	-
Gain on deconsolidation of a subsidiary	(1,167)	-	(1,167)	(7,082)
Gain on extinguishment of debt	(5,786)	-	(3,307)	-
Other depreciation, amortization and non-cash charges	2,486	22	1,738	(59)
Straight-line and other rent adjustments (b)	(3,346)	(1,239)	(10,344)	(545)
Impairment charges	224	1,767	13,113	9,797
Acquisition expenses (c)	107	63	296	162
Merger expenses (c)	1,157	-	13,183	-
Above (below)-market rent intangible lease amortization, net (d)	4,655	158	9,090	481
Amortization of premiums on debt investments, net	60	69	569	209
Realized (gains) losses on foreign currency, derivatives and other (e)	(219)	(13)	(1,758)	206
Unrealized gains on mark-to-market adjustments (f)	(29)	-	(61)	-
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	422	-	466	-
Straight-line and other rent adjustments (b)	(69)	(50)	(1,742)	(200)
Impairment charges	3,833	1,046	3,833	1,046
Gain on extinguishment of debt	(1,103)	-	(1,103)	-
Acquisition expenses (c)	64	64	192	192
Above (below)-market rent intangible lease amortization, net (d)	715	66	1,237	201
Realized (gains) losses on foreign currency, derivatives and other (e)	(6)	15	(39)	55
Unrealized gains on mark-to-market adjustments (f)	-	-	(2)	-
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(342)	(4,658)	(111)	(2,762)

Total adjustments	1,656	(2,690)	29,846	1,701

MFFO (b) (c)	$45,536	$18,181	$93,926	$59,449

Distributions declared for the applicable period (g)	$33,250	$20,681	$83,044	$61,667

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, in future presentations we will revise our computation of FFO to exclude impairment charges, if any, in arriving at FFO.
CPA®:16 – Global 9/30/2011 10-Q — 51

(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.

(f)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are non-recurring items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(g)	Distribution data is present for comparability; however, management utilizes our “Adjusted Cash Flow from Operating Activities” measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.
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
CPA®:16 – Global 9/30/2011 10-Q — 52

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by operating activities	$104,822	$93,142
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	5,387	3,761
Distributions paid to noncontrolling interests, net	(10,894)	(9,567)
Changes in working capital	(918)	(1,066)

Adjusted cash flow from operating activities (inclusive of Merger costs totaling $13.2 million in 2011) (a) (b)	$98,397	$86,270

Distributions declared	$83,044	$61,667

(a)	Adjusted cash flow from operating activities for the nine months ended September 30, 2011 included a reduction of $13.2 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing cash outflow of our business when evaluating our cash flow generated from our core operations using this supplemental financial measure.

(b)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the nine months ended September 30, 2010 has been adjusted to reflect this reclassification.
While we believe that Adjusted cash flow from operating activities is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our Adjusted cash flow from operating activities measure.
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
Generally, we do not use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.
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
CPA®:16 – Global 9/30/2011 10-Q — 53

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
We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $3.7 million at September 30, 2011. In addition, two unconsolidated ventures in which we have interests ranging from 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $12.9 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at September 30, 2011 (Note 10).
In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the nine months ended September 30, 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million.
At September 30, 2011, the majority of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their terms. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2011 ranged from 4.4% to 8.1%. The annual interest rates on our variable-rate debt at September 30, 2011 ranged from 3.0% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2011 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$15,654	$116,002	$36,209	$101,342	$137,452	$1,228,400	$1,635,059	$1,578,457
Variable rate debt	$1,516	$6,142	$6,653	$237,144	$12,081	$94,312	$357,848	$357,168
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2011 by an aggregate increase of $82.8 million or an aggregate decrease of $71.4 million, respectively.
This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at September 30, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2011, we recognized net realized foreign currency transaction gains and unrealized losses of $1.5 million and $0.5 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency at predetermined prices. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The net estimated fair value of our foreign currency collars, which are included in Other assets, net in the consolidated financial statements, was $1.0 million at September 30, 2011. We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as
CPA®:16 – Global 9/30/2011 10-Q — 54

translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million, which is included in Other assets, net, within the consolidated financial statements.
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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:16 – Global 9/30/2011 10-Q — 55

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2011, we issued 681,522 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $8.90 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance.
Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2011:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	5,966	$8.18	N/A	N/A

Total	5,966

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied the above redemption requests during the third quarter. We also received requests to redeem 699,915 shares during the third quarter of 2011, which were redeemed in the fourth quarter of 2011. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:16 – Global 9/30/2011 10-Q — 56

Item 6. Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and fiscal 2010, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

*          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:16 – Global 9/30/2011 10-Q — 57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date: November 10, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)

CPA®:16 – Global 9/30/2011 10-Q — 58

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Equity for the nine months ended September 30, 2011 and fiscal 2010, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.*

*          Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:16 – Global 9/30/2011 10-Q — 59