Form 10-K
period 2011-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2012-02-29
CIK 1250873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Registrant has no active market for its common stock. Non-affiliates held 163,700,502 shares of common stock at June 30, 2011.

At February 21, 2012, there were 201,271,982 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

CPA®:16 – Global 2011 10-K — 1

PART I

Item 1. Business.

(a)	General Development of Business

Overview

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

Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The agreement, which is currently in place, is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and Corporate Property Associates 15 Incorporated (“CPA®:15”), which was announced on February 21, 2012. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: CPA®:15 and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), and served in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) until we acquired CPA®:14 in May 2011, as described below, (collectively, including us, the “CPA® REITs”).

We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. Through December 31, 2011, we have also issued 19,933,312 shares ($202.7 million) through our distribution reinvestment and stock purchase plan. We have repurchased 11,202,404 shares ($100.0 million) of our common stock under a redemption plan from inception through December 31, 2011.

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2011, the advisor employed 212 individuals who are available to perform services for us.

Significant Developments During 2011

Merger — On May 2, 2011, CPA®:14 merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), one of our consolidated subsidiaries (the “Merger”), based on an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010, with CPA®:14, WPC and certain of their subsidiaries, which entitled shareholders of CPA®:14 to receive $10.50 per share after giving effect to a $1.00 per share special cash distribution to be funded by CPA®:14. The estimated net asset value per share (“NAV”) of CPA®:14 as of May 2, 2011 was $11.90 per share.

CPA®:16 – Global 2011 10-K — 2

For each share of CPA®:14 stock owned, each CPA®:14 shareholder received, at their election, either (i) $10.50 in cash or (ii) 1.1932 shares of CPA®:16 – Global, collectively the “Merger Consideration.” We paid the Merger Consideration of $954.6 million, including the payment of $444.0 million in cash to liquidating shareholders and the issuance of 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of properties sold by CPA®:14 in connection with the Merger. In order to fund the Merger Consideration, we utilized a portion of the $302.0 million of available cash drawn under our new line of credit and $121.0 million in cash we received from WPC in return for the issuance of 13,750,000 of our common shares. Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Member Interest (as defined below). The assets we acquired and liabilities we assumed in the Merger exclude certain sales made in connection with the Merger by CPA®:14 of equity interests in entities that owned six properties (the “Asset Sales”) to CPA®:17 – Global and WPC, for an aggregate of $89.5 million in cash plus the assumption of related indebtedness.

UPREIT Reorganization — Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby CPA®:16 – Global formed an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT Reorganization”), which was approved by our shareholders in connection with the Merger. In connection with the UPREIT Reorganization, we contributed substantially all of our assets and liabilities to CPA 16 LLC, a newly formed Delaware limited liability company subsidiary (the “Operating Partnership”), in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the “Managing Member” (representing our stockholders’ interest). Carey REIT III, Inc. (the “Special General Partner”), a subsidiary of WPC, acquired a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash Distribution and a Final Distribution, each as defined below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.

We amended our advisory agreement with affiliates of WPC to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The Available Cash Distribution is contractually limited to 0.5% of our assets excluding cash, cash equivalents and certain short-term investments and non-cash reserves (“Adjusted Invested Assets”). The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged. The Special General Partner is entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive a “Final Distribution” equal to 15% of residual returns after giving effect to a 100% return of the Managing Member’s invested capital plus a 6% priority return.

Line of Credit — On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub Inc., our subsidiary, is the borrower, and we and the Operating Partnership, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub Inc., to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub Inc., to extend the maturity date for an additional 12 months. The revolving credit facility was used to finance in part the Merger, to repay certain property level indebtedness and for general corporate purposes (Note 11).

The Credit Agreement is fully recourse to CPA®:16 – Global and contains customary affirmative and negative covenants, including covenants that restrict CPA®:16 – Global and its subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay dividends (as described below), enter into certain transactions with affiliates, and change the nature of its business or fiscal year. In addition, the Credit Agreement contains customary events of default.

Dispositions —During 2011, we disposed of several properties for a total price of $131.1 million, net of selling costs, and which was inclusive of amounts attributable to noncontrolling interests of $22.2 million, including several properties formerly leased to PETsMART, Inc. (“PETsMART”) for $73.3 million, inclusive of amounts attributable to noncontrolling interests of $22.0 million, and six properties acquired in the Merger for $45.3 million. We recognized a net gain on sales totaling $0.5 million and a net loss on the extinguishment of debt totaling $0.4 million.

CPA®:16 – Global 2011 10-K — 3

Financing Activity — During 2011, we obtained mortgage financing totaling $76.3 million, primarily consisting of refinancing of debt, and which was inclusive of amounts attributable to noncontrolling interests of $7.8 million (Note 11). These mortgage financings had a weighted-average annual interest rate of approximately 5.6%. Additionally, we obtained a $320.0 million credit facility, described above, of which we drew $302.0 million to partially fund the Merger Consideration and an additional $25.0 million through December 31, 2011. We made repayments totaling $100.0 million during 2011.

Impairment Charges — During 2011, we incurred impairment charges totaling $27.5 million, inclusive of amounts attributable to noncontrolling interests totaling $0.2 million (Note 13).

Net Asset Values — The advisor generally calculates our estimated NAV per share by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

The advisor normally calculates our NAV annually as of year-end. However, in connection with entering into the Merger Agreement the advisor had determined that our NAV as of September 30, 2010 was $8.80 per share. As of the date of the Merger, the advisor conducted a more recent analysis reflecting an increase of $0.10 per share resulting in an NAV of $8.90, which was unchanged as of June 30, 2011. This increase was primarily due to the favorable impact of foreign currency exchange rate fluctuations.

(b) Financial Information About Segments

We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 18 in the accompanying consolidated financial statements for financial information about this segment.

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

CPA®:16 – Global 2011 10-K — 4

Our Portfolio

At December 31, 2011, our portfolio was comprised of our full or partial ownership interests in 512 properties, substantially all of which were triple-net leased to 150 tenants, and totaled approximately 49 million square feet (on a pro rata basis) with an occupancy rate of approximately 98%. Our portfolio had the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Region	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
United States
East	$70,018	23%	$12,800	21%
South	51,927	17	7,304	12
Midwest	45,263	15	3,127	5
West	38,017	13	13,453	22

Total U.S.	205,225	68	36,684	60

International
Europe (c)	92,914	30	23,904	40
Asia (d)	4,275	1	—	—
Canada	2,178	1	—	—
Mexico	394	—	—	—

Total Non-U.S.	99,761	32	23,904	40

Total	$304,986	100%	$60,588	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Reflects investments in Finland, France, Germany, Hungary, the Netherlands, Poland, Sweden, and the United Kingdom.
(d)	Reflects investments in Malaysia and Thailand.

Property Diversification

Information regarding our property diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Property Type	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
Industrial	$112,916	37%	$15,641	26%
Warehouse/Distribution	71,214	23	7,859	13
Retail	53,859	18	7,737	13
Office	39,770	13	18,697	31
Other Properties (c)	27,227	9	10,654	17

Total	$304,986	100%	$60,588	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Other properties include childcare and leisure, education, hospitality properties, movie theaters, residential, and self-storage facilities as well as undeveloped land.

CPA®:16 – Global 2011 10-K — 5

Tenant Diversification

Information regarding our tenant diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Tenant Industry (a)	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (c)	% of Annualized Contractual Minimum Base Rent
Retail trade	$78,651	26%	$7,779	13%
Chemicals, plastics, rubber, and glass	25,194	8	—	—
Electronics	23,731	8	13,507	22
Automotive	23,701	8	323	1
Healthcare, education and childcare	17,301	6	—	—
Consumer non-durable goods	16,012	5	—	—
Transportation — cargo	15,047	5	109	—
Construction and building	13,649	5	6,962	11
Beverages, food, and tobacco	13,152	4	1,763	3
Grocery	10,512	3	—	—
Telecommunications	10,301	3	—	—
Hotels and gaming	9,554	3	—	—
Leisure, amusement, entertainment	8,815	3	652	1
Machinery	8,615	3	2,274	4
Business and commercial services	8,335	3	—	—
Media: printing and publishing	4,453	2	6,994	11
Mining, metals, and primary metal industries	4,190	1	632	1
Aerospace and defense	3,362	1	—	—
Textiles, leather, and apparel	1,992	1	1,925	3
Insurance	1,404	—	3,448	6
Buildings and real estate	—	—	6,497	11
Federal, state and local government	—	—	4,125	7
Transportation — personal	—	—	3,499	6
Other (d)	7,015	2	99	—

Total	$304,986	100%	$60,588	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.
(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(d)	Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following industries: consumer services, consumer and durable goods, forest products and paper, utilities, and banking.

CPA®:16 – Global 2011 10-K — 6

Lease Expirations

At December 31, 2011, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Year of Lease Expiration	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
2012 — 2014	$7,958	3%	$303	1%
2015	19,610	6	3,448	6
2016	7,483	2	5,043	8
2017	14,273	5	109	—
2018—2020	37,064	12	12,088	20
2021—2023	82,639	27	8,669	15
2024—2026	42,556	14	22,574	37
2027—2029	27,988	9	4,522	7
2030—2032	65,415	22	3,832	6

Total	$304,986	100%	$60,588	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.

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

Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006. While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs or our advisor) or another transaction approved by our board of directors and, if required by law, our shareholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, including our merger with CPA®:14, the liquidating entity merged with another, later-formed CPA® REIT. On February 21, 2012, our advisor announced a proposed merger with CPA®:15. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.

CPA®:16 – Global 2011 10-K — 7

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2011, 81% of our mortgage financing bore interest at fixed rates. At December 31, 2011, excluding our line of credit, substantially all of our variable-rate debt bore interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium, or a similar penalty, to the lender in order to pay off a loan prior to its maturity.

A lender of non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to the equity related to a single investment. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.

As described above, in connection with the Merger, we entered into the Credit Agreement, which provides for a secured, full-recourse revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million.

A majority of our financing requires us to make a balloon payment at maturity. At December 31, 2011, scheduled balloon payments for the next five years were as follows (in thousands):

2012	$76,940
2013	—
2014	288,815
2015	112,527
2016	199,928

Excludes our pro rata share of scheduled balloon payments of equity investments in real estate totaling $7.9 million in 2012, $32.4 million in 2013, $72.9 million in 2014, $46.8 million in 2015, and $17.1 million in 2016.

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

CPA®:16 – Global 2011 10-K — 8

In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade.”

Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant or borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level, or percentage rent; however, percentage rent has been insignificant in recent years. Alternatively, a lease may provide for mandated rental increases on specific dates, and the advisor may adopt other methods in the future.

Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to

CPA®:16 – Global 2011 10-K — 9

negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

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

Types of Investments

Substantially all of our investments to date are and will continue to be income-producing properties that are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. We have also invested in two domestic hotel properties. Investments are not restricted as to geographical areas.

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

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has an investment committee that provides services to the CPA® REITs. Before an investment is made, the transaction is generally reviewed by the

CPA®:16 – Global 2011 10-K — 10

advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our NAV, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and WPC) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.

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

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.

•	Richard C. Marston — Currently the James R.F. Guy professor of finance and economics at the Wharton School of the University of Pennsylvania.

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

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and MHB Bank AG, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Segments

We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2011, Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) represented 13% of our total lease revenues, inclusive of noncontrolling interest.

NYT Real Estate Company, LLC is the tenant of a property pursuant to a net lease with our subsidiary, 620 Eighth NYT (NY) Limited Partnership, which was deemed to be a material equity investment for the year ended at December 31, 2009. Separate summarized combined financial information of 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership is included in Note 7 to the consolidated financial statements in this Report.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.

Environmental Matters

We have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or

CPA®:16 – Global 2011 10-K — 11

operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Transactions with Affiliates

We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Ventures with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.

As discussed in Item 1, Significant Developments During 2011, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries pursuant to the Merger Agreement. In order to fund a portion of the Merger Consideration, we received $121.0 million in cash from WPC in return for the issuance of 13,750,000 shares of our common stock.

In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement.

Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Member Interest.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 18 of the consolidated financial statements for financial information pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa16global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.

We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011 we saw slow improvement in the U.S. economy following the significant distress

CPA®:16 – Global 2011 10-K — 12

experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To date, these crises have had a limited impact on our business, primarily in that a number of tenants have experienced increased levels of financial distress. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

If the economic situation worsens, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in financing transactions and refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels. Our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which we receive rent, as well as the need to expend cash to fund increased redemptions.

We are subject to the risks of real estate ownership, which could reduce the value of our properties.

Our performance and asset values are subject, in part, to risks incident to the ownership and operation of real estate, including:

•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

International investments involve additional risks.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2011, our directly-owned real estate properties located outside of the U.S. represented 32% of annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;
•

enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;
•	legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
•

the difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;
•	tax requirements vary by country and we may be subject to additional taxes as a result of our international investments;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;
•	changes in real estate and other tax rates and other operating expenses in particular countries;
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in such laws; and
•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the U.S. (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has less experience in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we could incur losses as a result.

Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the euro. We are also currently exposed to the British pound sterling, the Swedish

CPA®:16 – Global 2011 10-K — 13

krona, Canadian dollar, Thai baht and Malaysian ringgit. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

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

We may have difficulty selling or re-leasing our properties and this lack of liquidity may limit our ability to quickly change our portfolio in response to changes in economic or other conditions.

Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — Business — Our Portfolio for scheduled lease expirations.

We have recognized, and may in the future recognize, substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.

Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 33%, 37% and 37% of total lease revenues in 2011, 2010 and 2009, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;
•	an increase in the costs incurred to carry the property;
•	litigation;
•	a reduction in the value of our shares; and
•	a decrease in distributions to our shareholders.

Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to

CPA®:16 – Global 2011 10-K — 14

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

We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2011 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.

For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.

We do not fully control the management for our properties.

The tenants or managers of net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

CPA®:16 – Global 2011 10-K — 15

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

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

•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

•	a decision by the advisor (on our behalf) of whether to hold or sell a property. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, the Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

•	disposition, incentive and termination fees, which are based on the sale price of properties or the terms of a liquidity transaction, may cause a conflict between the advisor’s desire to sell a property or engage in a liquidity transaction and our interests;

•	liquidity events involving business combination transactions between us and the advisor or another CPA® REIT; and

•	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).

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

Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.

CPA®:16 – Global 2011 10-K — 16

Our NAV is computed by the advisor relying in part on information that the advisor provides to a third party.

Our NAV is computed by the advisor relying in part upon an annual third-party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because NAV is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize such NAV in connection with any liquidity event.

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

Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced.

A majority of our financing also requires us to make a balloon payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Mortgage loans in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

The ability of a borrower to repay a loan collateralized by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described above, as well as, among other things:

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

CPA®:16 – Global 2011 10-K — 17

Failure to continue to qualify as a REIT would adversely affect our operations and ability to make distributions.

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

In order for us to satisfy certain REIT qualification rules, we cannot directly operate any of our hotels. Instead, we must engage an independent management company to operate our hotels. Our taxable REIT subsidiaries (“TRSs”) engage independent management companies as the property managers for our hotels, as required by the REIT qualification rules. The management companies operating our hotels make and implement strategic business decisions with respect to these hotels, such as decisions with respect to the repositioning of a franchise or food and beverage operations and other similar decisions. Decisions made by the management companies operating the hotels may not be in the best interests of a particular hotel or of our company. Accordingly, we cannot assure you that the management companies operating our hotels will operate them in a manner that is in our best interests.

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a TRS or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

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

CPA®:16 – Global 2011 10-K — 18

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

We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes; and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•	responsibility and liability for the cost of investigation and removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•	liability for the costs of investigation and removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;

•	liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by contractually requiring tenants to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

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

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating

CPA®:16 – Global 2011 10-K — 19

lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, with a final standard currently expected to be issued during 2012. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate the plan without prior notice to you. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.

CPA®:16 – Global 2011 10-K — 20

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

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group, unless otherwise waived by our board of directors, in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.

Shareholders’ equity interests may be diluted.

Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan and, in certain circumstances, to WPC, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to the advisor for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.

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

Item 3. Legal Proceedings.

At December 31, 2011, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

CPA®:16 – Global 2011 10-K — 21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 21, 2012, there were approximately 48,596 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	$000000000000	$000000000000
	Years Ended December 31,
	2011	2010
First quarter	$0.1656	$0.1656
Second quarter	0.1656	0.1656
Third quarter	0.1662	0.1656
Fourth quarter	0.1668	0.1656

	$0.6642	$0.6624

As described in Note 11 to the consolidated financial statements, our unsecured line of credit contains covenants that restrict the amount of distributions that we can pay.

Unregistered Sales of Equity Securities

For the three months ended December 31, 2011, we issued 541,524 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $8.90 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

2011 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	1,338,437	$8.56	N/A	N/A

Total	1,338,437

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied the above redemption requests during the fourth quarter, inclusive of 699,915 shares requested during the third quarter of 2011. We satisfied all redemption requests received in 2011.

CPA®:16 – Global 2011 10-K — 22

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands except per share data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data (a)
Revenues from continuing operations (b)	$312,611	$229,408	$227,594	$226,559	$157,475
Income from continuing operations (b)	32,838	50,631	28,316	45,512	56,200
Net income (c)	21,293	59,238	12,959	47,360	58,598
Add: Net (income) loss attributable to noncontrolling interests	(9,891)	(4,905)	8,050	(339)	(6,048)
Less: Net income attributable to redeemable noncontrolling interests	(1,902)	(22,326)	(23,549)	(26,774)	(18,346)

Net income (loss) attributable to CPA®:16 – Global shareholders	9,500	32,007	(2,540)	20,247	34,204

Earnings (Loss) Per Share:
Income from continuing operations attributable to CPA®:16 — Global shareholders	0.12	0.22	0.02	0.15	0.27
Net income (loss) attributable to CPA®:16 – Global shareholders	0.05	0.26	(0.02)	0.17	0.29

Cash distributions declared per share	0.6642	0.6624	0.6621	0.6576	0.6498

Balance Sheet Data
Total assets	$3,644,934	$2,438,391	$2,889,005	$2,967,203	$3,081,869
Net investments in real estate (d)	2,862,040	2,127,900	2,223,549	2,190,625	2,169,979
Long-term obligations (e)	1,946,170	1,371,949	1,454,851	1,453,901	1,445,734

Other Information
Cash provided by operating activities	$156,927	$121,390	$116,625	$117,435	$120,985
Cash distributions paid	103,880	82,013	80,778	79,011	72,551
Payments of mortgage principal (f)	52,034	21,613	18,747	15,487	18,053

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.
(b)	Results for the year ended December 31, 2011 include the impact of the Merger in May 2011.
(c)	Net income in 2011, 2010, 2009 and 2008 reflected impairment charges totaling $27.5 million, inclusive of amounts attributable to noncontrolling interests totaling $0.2 million, $10.9 million, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million, $59.6 million, inclusive of amounts attributable to noncontrolling interests totaling $12.8 million and $4.0 million, respectively.
(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.
(e)	Represents non-recourse and limited-recourse mortgage obligations, our credit facility and deferred acquisition fee installments.
(f)	Represents scheduled mortgage principal payments.

CPA®:16 – Global 2011 10-K — 23

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

Business Overview

As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor.

As discussed in Item 1, Significant Developments During 2011, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. This Merger had a significant impact on our asset and liability base and on our full-year 2011 results as described below.

Financial Highlights

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Total revenues	$312,611	$229,408	$227,594
Net income (loss) attributable to CPA®:16 – Global shareholders	9,500	32,007	(2,540)
Cash flow from operating activities	156,927	121,390	116,625

Distributions paid	103,880	82,013	80,778

Supplemental financial measures:
Modified funds from operations (MFFO)	138,195	79,314	78,869
Adjusted cash flow from operating activities	145,729	114,633	110,971

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

Total revenues increased for 2011 as compared to 2010, primarily as a result of properties acquired in the Merger in May 2011 (Note 3), and the Carrefour SAS properties acquired in January 2011 (Note 5), partially offset by a decrease in interest income on our Hellweg 2 note receivable, which resulted from the exercise of a purchase option in November 2010 (Note 6).

Net income attributable to CPA®:16 – Global shareholders for the year ended December 31, 2011 reflected a non-cash charge of $34.3 million incurred in connection with amending our advisory agreement and the issuance of the Special Member Interest to a subsidiary of WPC (Note 3), as well as an increase in the level of impairment charges recognized as compared to 2010 (Note 13). During 2011, we recognized impairment charges totaling $27.5 million compared to $10.9 million during 2010.

Our MFFO supplemental measure for the year ended December 31, 2011 as compared to 2010 increased by $58.9 million, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.

CPA®:16 – Global 2011 10-K — 24

Adjusted cash flow from operating activities for the year ended December 31, 2011 increased by $31.1 million compared to 2010. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger, partially offset by charges incurred in connection with the Merger.

Our quarterly cash distribution was $0.1668 per share for the fourth quarter of 2011, which equates to $0.6672 per share on an annualized basis.

Changes in Management

On January 2, 2012, our Chairman, Wm. Polk Carey, passed away. As of the date of this Report, our board of directors has not named anyone to fill the vacancy.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011 we saw slow improvement in the U. S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 29% of our annualized contractual minimum base rent at December 31, 2011. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at December 31, 2011 versus the spot rate at December 31, 2010. The Euro/U.S. dollar exchange rate at December 31, 2011, $1.2950, represented a 2% decrease from the December 31, 2010 rate of $1.3253. This strengthening had an unfavorable impact on our balance sheet at December 31, 2011 as compared to our balance sheet at December 31, 2010.

The operational impact of our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate during 2011, which ranged between a low of $1.3188 and a high of $1.4439, the average rate we utilized to measure these operations increased by 5% versus 2010. This increase had a favorable impact on 2011 results of operations as compared to the prior year. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows.

During 2011, we entered into seven quarterly foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $21.5 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. Two of these collars settled during 2011, and the remaining collars have quarterly settlement dates between March 2012 and March 2013.

Capital Markets

During 2011, capital markets conditions in the U. S. exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities (“CMBS”) debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. Despite increased volatility in the CMBS market as key market participants began to withdraw, and a credit downgrade of U.S. Treasury debt obligations, we have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital. Events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

CPA®:16 – Global 2011 10-K — 25

Financing Conditions

During 2011, we saw continued improvement in the U.S. credit and real estate financing markets despite the U.S. sovereign credit downgrade as new lenders entered the marketplace and the U.S. Treasury kept interest rates low. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During 2011, we obtained non-recourse and limited-recourse mortgage financing totaling $111.1 million (on a pro rata basis), as well as a $320.0 million secured, full-recourse credit facility (Note 11).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, internationally these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

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

The advisor normally calculates our NAV annually as of year-end, however, in connection with entering into the Merger Agreement, the advisor had determined that our NAV as of September 30, 2010 was $8.80 per share. As of the date of the Merger, the advisor conducted a more recent analysis reflecting an increase of $0.10 per share resulting in an NAV of $8.90, which was unchanged as of June 30, 2011. This increase was primarily due to the favorable impact of foreign currency exchange rate fluctuations.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact our NAV and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Despite signs of improvement in domestic general business conditions during 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery, particularly in the Euro-zone. As of the date of this Report, we have one domestic tenant operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments

CPA®:16 – Global 2011 10-K — 26

may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during 2011 that we expect will drive increases in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of December 31, 2011, we have no significant leases scheduled to expire in the next twelve months. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.

Our occupancy rate decreased slightly from 99% at December 31, 2010 to 98% as of December 31, 2011.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, and a final standard is currently expected to be issued by the end of 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

In October 2011, the FASB issued an exposure draft that proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties, but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain REITs and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of a real estate property entity and if the proposal will have a material impact on our business.

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

CPA®:16 – Global 2011 10-K — 27

We consider Adjusted cash flows from operating activities as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.

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

Results of Operations

Impact of the Merger

As discussed in Item 1, Significant Developments During 2011, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. This Merger had a significant impact on our asset and liability base and on our full-year 2011 results.

The assets we acquired and liabilities we assumed in the Merger exclude the Asset Sales CPA®:14 made in connection with the Merger to CPA®:17 – Global and WPC, for an aggregate of $89.5 million in cash. Immediately prior to the Merger and subsequent to the Asset Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted-average annual interest rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $13.6 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2011. The estimated lease revenues and income from operations contributed from the properties acquired from the date of the Merger through December 31, 2011 were $55.6 million and $5.3 million, respectively.

Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby we formed an UPREIT, which was approved by our shareholders in connection with the Merger. In connection with this UPREIT Reorganization, we contributed substantially all of our assets and liabilities to the Operating Partnership in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the Managing Member (representing our stockholders’ interest). The Special General Partner acquired a Special Member Interest of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash and a Final Distribution, each as discussed below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.

We amended our advisory agreement with affiliates of WPC to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The Available Cash Distribution is contractually limited to 0.5% of our Adjusted Invested Assets. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged.

The Special General Partner is entitled to the Available Cash Distribution which is contractually limited to 0.5% of the value of our assets under management. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive a Final Distribution.

CPA®:16 – Global 2011 10-K — 28

In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement. This charge was recorded in the consolidated statements of operations and is equal to the fair value of the noncontrolling interests issued (Note 15). We determined the fair value of the Special Member Interest based on a discounted cash flow model, which included assumptions related to estimated future cash flows.

Hellweg 2

Our results of operations continue to be significantly impacted by a transaction from April 2007 (the “Hellweg 2” transaction) in which we and our affiliates acquired a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We and our affiliates also acquired a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership, less adjustments. The note receivable has a principal balance of $21.3 million, inclusive of our affiliates’ noncontrolling interest of $15.8 million at December 31, 2011. Our total effective ownership interest in the ventures is 26%. We consolidate the ventures in our financial statements under current accounting guidance. The total cost of the interests in these ventures was $446.4 million, inclusive of our affiliates’ noncontrolling interest of $330.4 million. In connection with these transactions, the ventures obtained combined non-recourse mortgage financing of $378.6 million, inclusive of our affiliates’ noncontrolling interest of $280.2 million, having a fixed annual interest rate of 5.5% and a term of 10 years.

Although we consolidate the results of operations of the Hellweg 2 transaction, because our effective ownership interest is 26%, a significant portion of the results of operations from this transaction is reduced by our affiliates’ noncontrolling interests. As a result of obtaining non-recourse mortgage debt to finance a significant portion of the purchase price and depreciating/amortizing assets over their estimated useful lives, we do not expect this transaction to have a significant impact on our results of operations. However, the transaction has a significant impact on many of the components of our results of operations, as described below. Based on the exchange rate of the Euro at December 31, 2011, this transaction generated property level cash flow from operations (revenues less interest expense) of $17.3 million, inclusive of amounts attributable to noncontrolling interests of $13.3 million, during 2011.

The following table presents the components of our lease revenues (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental income	$237,001	$148,594	$144,753
Interest income from direct financing leases	36,726	26,913	27,234

	$273,727	$175,507	$171,987

CPA®:16 – Global 2011 10-K — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years Ended December 31,
Lessee	2011	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$36,663	$34,408	$35,889
Carrefour France, SAS (a) (c)	26,560	—	—
Telcordia Technologies, Inc.	10,108	9,799	9,371
SoHo House/SHG Acquisition (UK) Limited (d)	8,933	887	—
Dick’s Sporting Goods, Inc. (b) (e)	8,032	3,141	3,141
Tesco plc (a) (b) (f)	7,720	7,337	3,420
Nordic Atlanta Cold Storage, LLC	6,923	6,923	6,830
Berry Plastics Corporation (b)	6,649	6,666	6,641
The Talaria Company (Hinckley) (b) (h)	6,175	5,506	4,133
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (g)	5,332	4,342	3,903
Fraikin SAS (a)	5,178	4,906	5,452
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	5,130	4,853	4,715
Best Brands Corp.	4,089	4,027	3,995
Huntsman International, LLC	4,027	4,027	4,027
Ply Gem Industries, Inc. (a)	3,968	3,947	3,884
Bob’s Discount Furniture, LLC	3,684	3,629	3,564
Universal Technical Institute of California, Inc.	3,661	3,506	3,418
Kings Super Markets Inc.	3,611	3,544	3,416
TRW Vehicle Safety Systems Inc.	3,568	3,568	3,568
Performance Fibers GmbH (a)	3,418	3,204	3,408
Finisar Corporation	3,287	3,287	3,287
Other (a) (b) (i)	107,011	54,000	55,925

	$273,727	$175,507	$171,987

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(b)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $45.9 million, $42.3 million and $41.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(c)	We acquired a portion of this investment in January 2011 with the remaining interest acquired in connection with the Merger.
(d)	The related build-to-suit project was completed in September 2010.
(e)	In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $4.9 million for 2011.
(f)	This investment was acquired in July 2009.
(g)	This increase was primarily due to a CPI-based (or equivalent) rent increase.
(h)	During the second half of 2009, we entered into a lease amendment with the tenant to defer certain rental payments. This deferral period extended through August 2010, however rental payments were gradually increased throughout 2010 which resulted in an increase to lease revenue for 2010 as compared to 2009. In January 2011, the Hinckley investment was restructured whereby the venture received a 27% equity stake in Talaria Holdings, LLC in return for a five-year restructured rent schedule, which resulted in a reduction in lease revenue for 2011 as compared to 2010.
(i)	This increase was primarily due to the impact of properties acquired in the Merger.

CPA®:16 – Global 2011 10-K — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee	at December 31, 2011	2011	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$32,486	$32,486	$30,589
The New York Times Company (a)	27%	27,797	26,768	21,751
OBI A.G. (b)	25%	17,141	16,006	16,637
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b) (c)	25%	15,875	14,272	14,881
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (d) (e)	56%	10,057	N/A	N/A
True Value Company (d)	50%	9,672	N/A	N/A
Pohjola Non-life Insurance Company (b)	40%	9,300	8,797	9,240
TietoEnator Plc (b)	40%	8,771	8,223	8,636
Police Prefecture, French Government (b)	50%	8,218	8,029	8,272
Advanced Micro Devices, Inc. (d)	67%	7,963	N/A	N/A
Schuler A.G. (b)	33%	6,555	6,208	6,568
Frontier Spinning Mills, Inc.	40%	4,504	4,464	4,469
Thales S.A. (b) (f)	35%	4,243	4,165	9,357
Actebis Peacock GmbH (b)	30%	4,228	3,968	4,143
Del Monte Corporation (d)	50%	2,355	N/A	N/A
Consolidated Systems, Inc.	40%	1,933	1,831	1,831
Actuant Corporation (b)	50%	1,816	1,745	1,856
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (b) (g)	33%	1,542	1,347	2,000
Best Buy Co., Inc. (d) (h)	0%	1,058	N/A	N/A

		$175,514	$138,309	$140,230

(a)	We acquired our interest in this venture in March 2009.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(c)	Two expansion projects were completed in November 2010 and April 2011 and contributed an increase of $0.8 million of lease revenue during 2011.
(d)	We acquired our interest in this venture in the Merger in May 2011. The amounts provided for 2011 represent lease revenue earned by the venture from the acquisition date.
(e)	In September 2011, the venture sold the properties it leased to LifeTime Fitness, Inc. The venture continues to lease properties to Town Sports International Holdings, Inc.
(f)	The venture sold four of the five properties leased to Thales in July 2009.
(g)	The venture formerly leased two properties to Lindenmaier. In July 2009, the venture entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income. In April 2010, the venture entered into a lease agreement with a new tenant, Barth Europa, at a vacant property formerly leased to Lindenmaier, and in August 2010, MSR Technologies GmbH took over the Lindenmaier business and entered into a new lease with the venture.
(h)	This venture sold its properties and distributed the proceeds to its venture partners.

Lease Revenues

As of December 31, 2011, 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 22% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

CPA®:16 – Global 2011 10-K — 31

We did not enter into any significant leases during the quarter ended December 31, 2011. We modified four leases during the fourth quarter of 2011, which resulted in an increase of less than 1.0% of contractual annual minimum base rents for the fourth quarter of 2011. We did not provide for tenant concessions in connection with these lease modifications.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $98.2 million, primarily due to an increase of $82.0 million as a result of properties acquired in the Merger and the acquisition of the Carrefour Properties in January 2011. SoHo House, a build-to-suit property, which was placed into service in September 2010, contributed revenue of $8.9 million for 2011. Lease revenue was also positively impacted by fluctuations of foreign currency exchange rates, which resulted in an increase of $3.6 million for 2011 as compared to 2010.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenue increased by $3.5 million. Lease revenues increased by $3.9 million as a result of the full-year impact of our investment in Tesco plc entered into during July 2009 and $1.5 million due to build-to-suit transactions placed into service during 2009 and 2010. Scheduled rent increases and financing lease adjustments also resulted in a net increase of $1.3 million. These increases were partially offset by fluctuations in foreign currency exchange rates (primarily the Euro), which had a negative impact on lease revenues of $2.7 million, as well as lower rental income recognized from a lease we entered into in the first quarter of 2010 with SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., which resulted in a decrease to lease revenue of $0.6 million.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues, including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense, and, therefore, have no impact on net income.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other operating income increased by $5.3 million, primarily due to an increase in reimbursable tenant costs of $4.5 million, of which $3.3 million is a result of the Merger. Additionally, during the fourth quarter of 2011, we settled an outstanding lawsuit with a former tenant of CPA®:14 and received $1.1 million.

Interest Income on Notes Receivable

For the year ended December 31, 2011 as compared to 2010 and the year ended December 31, 2010 as compared to 2009, interest income on notes receivable decreased by $21.5 million and $2.8 million, respectively. These decreases were primarily a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010 (Note 6).

General and Administrative Expenses

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expenses increased by $17.4 million. Merger-related costs represented $11.8 million of this increase, while professional fees and management fees each represented an increase of $2.1 million. Professional fees include legal, accounting and investor-related expenses and increased primarily due to Merger related activity. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to the Merger.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, general and administrative expenses increased by $1.4 million, primarily due to an increase in business development costs. The increase in business development costs was largely a result of charges incurred in anticipation of the Merger.

Depreciation and Amortization

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $39.8 million, primarily as a result of properties acquired in the Merger.

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

CPA®:16 – Global 2011 10-K — 32

Property Expenses

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $6.3 million. Asset management fees increased $5.2 million as a result of the Merger. Reimbursable tenant costs, primarily related to the Merger, increased by $5.1 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. Additionally, primarily as a result of the Merger, real estate tax, uncollected rent expense and professional fees increased by $1.0 million, $0.9 million and $0.5 million, respectively. These increases were partially offset by a decrease in performance fees of $7.8 million as a result of the changes to the advisory agreement in connection with the UPREIT Reorganization. Subsequent to the Merger, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 4).

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses decreased by $3.1 million, primarily due to a decrease in uncollected rent expense as a result of improved financial conditions of certain tenants in the automotive industry.

Issuance of Special Member Interest

In connection with the UPREIT Reorganization on May 2, 2011, we incurred a non-cash charge of $34.3 million related to the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of the advisory agreement as a result of the UPREIT Reorganization (Note 3).

Impairment Charges

Our impairment charges are more fully described in Note 13. Impairment charges related to our continuing real estate operations were as follows (in thousands):

	Years Ended December 31,			Triggering Event
Lessee	2011	2010	2009
Carrefour France, SAS	$7,515	$—	$—	Property vacant with deteriorating market
Mountain City Meats Co., Inc.	853	—	—	Tenant filed for bankruptcy
The Talaria Company (Hinckley)	—	8,238	—	Anticipated sale which was ultimately not consummated
Foss Manufacturing	—	—	15,985	Tenant experiencing financial difficulties
SaarOTEC (formerly Görtz & Schiele GmbH)	—	—	6,779	Tenant filed for bankruptcy
John McGavigan Ltd.	—	—	5,294	Tenant filed for bankruptcy
Various lessees	2,317	1,356	2,279	Decline in guaranteed residual values

Impairment charges included in expenses	$10,685	$9,594	$30,337

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

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $4.5 million. This increase was primarily attributable to the impact of new equity investments acquired in the Merger, which contributed $1.7 million, as well as our share of a gain recognized on the Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) venture’s buyback, at a discount, of a non-recourse mortgage loan that encumbered the property, which contributed $1.2 million. Other-than-temporary impairment charges incurred on our Thales S.A. and Barth Europa Transporte/MSR Technologies GmbH ventures during 2010 of $0.8 million and $0.2 million, respectively, represented $1.0 million of the increase.

CPA®:16 – Global 2011 10-K — 33

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $3.7 million. Our loss from Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) decreased by $2.9 million, primarily as a result of $0.2 million in other-than-temporary impairment charges recognized during 2010 as compared to $2.7 million recognized in 2009. Our share of income from the U-Haul Moving Partners, Inc. and Mercury Partners, LP venture increased $0.7 million, primarily due to a CPI-based rent increase.

Gain on Extinguishment of Debt

2011 —During the third quarter of 2011, we recognized a gain on extinguishment of debt of $6.0 million in connection with the repurchase of a loan, which was partially offset by a $2.5 million loss on extinguishment of debt during the second quarter of 2011 resulting from the defeasance of eight loans in connection with obtaining our line of credit (Note 11).

2009 — In February 2009, Berry Plastics Corporation, a venture in which we and an affiliate each hold 50% interests, and which we consolidate, repaid its existing non-recourse debt from the lender at a discount and recognized a gain on extinguishment of debt of $6.5 million, inclusive of noncontrolling interests of $3.2 million.

Bargain Purchase Gain on Acquisition

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement, December 13, 2010, and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to the property leased to PETsMART (Notes 3, 17) that impacted the provisional acquisition accounting, which resulted in an increase of $11.7 million to the preliminary Bargain purchase gain (Note 3).

Interest Expense

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $30.8 million. Mortgage financing assumed in the Merger and in the acquisition of the Carrefour Properties in January 2011 comprised $20.0 million of the increase, while amounts borrowed under the line of credit that we obtained in connection with the Merger contributed $6.1 million. Additionally, capitalized interest expense decreased by $2.8 million for the year ended December 31, 2011 as compared to 2010 as a result of SoHo House being placed into service in September 2010.

Provision for Income Taxes

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $6.7 million. This increase was primarily due to the Merger, which accounted for incremental tax expense of $3.1 million. Additionally, we recognized an increase in foreign tax expense related to our Hellweg 2 investment totaling $2.6 million.

Discontinued Operations

2011 — During 2011, we recognized loss from discontinued operations of $11.5 million, primarily due to impairment charges recognized totaling $13.0 million, of which $12.4 million was recognized on International Aluminum Corp. Impairment charges were partially offset by the recognition of a $1.2 million gain on the deconsolidation of the subsidiary that leased property to that entity.

2010 — During 2010, we recognized income from discontinued operations of $8.6 million, primarily due to the recognition of a $7.1 million gain on the deconsolidation of Goertz & Schiele Corp. during the first quarter of 2010.

2009 — During 2009, we recognized a loss from discontinued operations of $15.4 million, primarily due to impairment charges recognized of $15.7 million on the Goertz & Schiele Corp. property, $5.1 million on the Metals America property, $2.9 million on a Görtz & Schiele GmbH property and $1.9 million on the Valley Diagnostic property. These charges were partially offset by a net gain on property sales of $7.6 million on the Metals America and Holopack properties and a gain on extinguishment of debt of $2.3 million on the Metals America property.

Net Income Attributable to Noncontrolling Interests

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to noncontrolling interests increased by $5.0 million, primarily due to the Available Cash Distribution paid to the Special General Partner totaling $6.2 million.

CPA®:16 – Global 2011 10-K — 34

2010 vs. 2009 — For the year ended December 31, 2010, net income attributable to noncontrolling interests was $4.9 million as compared to a net loss of $8.1 million for 2009. This increase was primarily due to the deconsolidation of Goertz & Schiele Corp. during the first quarter of 2010.

Net Income Attributable to Redeemable Noncontrolling Interests

2011 vs. 2010 — For the year ended December 31, 2011, net income attributable to redeemable noncontrolling interests decreased by $20.4 million, primarily due to the November 2010 exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership.

Net Income (Loss) Attributable to CPA®:16 — Global Shareholders

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to CPA®:16 – Global shareholders decreased by $22.5 million.

2010 vs. 2009 — For the year ended December 31, 2010, the resulting net income attributable to CPA®:16 – Global shareholders was $32.0 million as compared to a net loss of $2.5 million for 2009.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, MFFO increased by $58.9 million, primarily due to the positive impact of properties acquired in the Merger.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, MFFO increased by $0.4 million, primarily as a result of the full-year impact of our 2009 investment activity.

Financial Condition

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter, payment of Available Cash distributions to the Special General Partner and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Our cash flow from operating activities was positively impacted by cash flows generated from properties acquired in the Merger, partially offset by charges incurred in connection with the Merger. During 2011, we used cash flows from operating activities of $156.9 million primarily to fund net cash distributions to shareholders of $72.6 million, which excluded $31.3 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $44.8 million to affiliates that hold noncontrolling interests in various entities with us. For 2011, the advisor elected to continue to receive its performance fees in shares of our common stock, and as a result, we paid performance fees, and subsequent to the Merger, asset management fees, of $16.8 million through the issuance of stock rather than in cash. In accordance with the terms of the amended and restated advisory agreement that we entered into in connection with the UPREIT Reorganization effective May 2011, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 4).

CPA®:16 – Global 2011 10-K — 35

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), capitalized property related costs and payment of our annual installment of deferred acquisition fees to the advisor. In connection with the Merger, $444.0 million was paid to CPA®:14 shareholders who elected to liquidate their holdings in CPA®:14, $90.4 million was paid to CPA®:14 shareholders as a result of the $1.00 per share special distribution funded by CPA®:14 and $5.6 million was paid to shareholders of CPA®:14 representing its quarterly distribution payment in April 2011. These payments were funded in part through cash drawn on our new line of credit and cash received in the issuance of our common shares to WPC as described in Financing Activities below, as well as $189.4 million of cash acquired in the Merger and $7.1 million of cash acquired in the acquisition of the Carrefour SAS properties. We used $7.8 million to fund two expansions to properties that were placed into service during the fourth quarter of 2011 as well as to complete improvements on various properties. We also used $4.3 million to purchase securities in connection with a loan defeasance. We received cash totaling $131.1 million in connection with the sale of several properties, including $73.3 million related to the properties leased to PETsMART and distributions received from equity investments in real estate in excess of equity income of $38.0 million. Funds totaling $11.7 million and $18.8 million, respectively, were invested in and released from lender-held investment accounts.

Financing Activities

During 2011, we drew down $327.0 million from the line of credit we obtained in connection with the Merger, received $121.0 million from WPC in return for the issuance of our common shares in connection with the Merger and generated $31.3 million as a result of issuing shares through our distribution reinvestment and share purchase plan. We also received $33.8 million in proceeds from refinancing several maturing mortgage loans and $42.5 million from obtaining new financing on five properties. As noted above, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also used $155.5 million to prepay several mortgages, including $82.6 million on mortgages assumed as part of the Merger. We repaid $100.0 million on our line of credit subsequent to the Merger. Additionally, we made scheduled mortgage principal installments of $52.0 million. We also used $18.9 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us and $6.1 million in deferred financing costs and mortgage deposits, primarily related to the line of credit obtained in connection with the Merger.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. For 2011, we received requests to redeem 2,250,087 shares of our common stock pursuant to our redemption plan. We redeemed these requests at an average price per share of $8.41. We funded share redemptions during 2011 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

Our adjusted cash flow from operating activities for 2011 was $145.7 million, an increase of $31.1 million over 2010. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger, partially offset by charges incurred in connection with the Merger.

CPA®:16 – Global 2011 10-K — 36

Summary of Financing

The table below summarizes our non-recourse and limited-recourse long-term debt and credit facility (dollars in thousands):

	December 31,
	2011	2010
Balance
Fixed rate	$1,573,772	$1,331,869
Variable rate (a)	369,007	37,379

Total	$1,942,779	$1,369,248

Percent of total debt
Fixed rate	81%	97%
Variable rate (a)	19%	3%

	100%	100%

Weighted-average interest rate at end of year
Fixed rate	5.9%	5.9%
Variable rate (a)	4.5%	5.6%

(a)	Variable-rate debt at December 31, 2011 included (i) $227.0 million outstanding under our line of credit; (ii) $37.3 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; and (iii) $80.4 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At December 31, 2011, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.

Cash Resources

At December 31, 2011, our cash resources consisted of cash and cash equivalents totaling $109.7 million. Of this amount, $41.7 million, at then-current exchange rates, was held by foreign subsidiaries. We could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $69.6 million, as well as unleveraged properties that had an aggregate carrying value of $398.9 million at December 31, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.

Line of Credit

On May 2, 2011, we entered into the Credit Agreement with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub Inc., our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub Inc. to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub Inc. to extend the maturity date for an additional 12 months, subject to the conditions provided in the credit agreement. The revolving credit facility was used to finance in part the Merger, to repay certain property level indebtedness and for general corporate purposes.

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

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At December 31, 2011, availability under the line was $296.6 million, of which we had drawn $227.0 million.

CPA®:16 – Global 2011 10-K — 37

The Credit Agreement is fully recourse to CPA®:16 – Global and contains customary affirmative and negative covenants, including covenants that restrict CPA®:16 – Global and its subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay dividends (as described below), enter into certain transactions with affiliates, and change the nature of its business or fiscal year. In addition, the Credit Agreement contains customary events of default.

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

We were in compliance with these covenants at December 31, 2011.

Cash Requirements

During 2012, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $76.9 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $7.9 million.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or funds available under our line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, other contractual obligations and off-balance sheet arrangements at December 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — Principal (a)	$1,947,619	$110,815	$376,342	$399,081	$1,061,381
Deferred acquisition fees — Principal	3,391	1,633	971	773	14
Interest on borrowings and deferred acquisition fees (b)	587,407	108,018	197,157	157,295	124,937
Subordinated disposition fees (c)	1,116	—	1,116	—	—
Expansion commitments (d)	214	214	—	—	—
Operating and other lease commitments (e)	53,598	2,074	4,137	3,868	43,519

	$2,593,345	$222,754	$579,723	$561,017	$1,229,851

(a)	Excludes approximately $6.5 million of fair market value adjustments in connection with the Merger, offset partially by $1.7 million of unamortized discount on a non-recourse mortgage loan, which are included in Non-recourse and limited-recourse debt at December 31, 2011.
(b)	Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at December 31, 2011.

CPA®:16 – Global 2011 10-K — 38

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.
(d)	Represents the remaining commitment on an expansion project.
(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $12.1 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2011, which consisted primarily of the Euro. At December 31, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have investments in unconsolidated ventures that own single-tenant properties that are typically net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Certain financial information for these ventures and our ownership interest in the ventures at December 31, 2011 is presented below. Certain financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2011	Total Assets	Non-recourse and limited-recourse Third-Party Debt	Maturity Date
True Value Company	50%	$126,054	$66,358	1/2013 & 2/2013
Thales S.A. (a)	35%	23,553	22,623	7/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	279,713	155,779	5/2014
Actuant Corporation (a)	50%	15,926	10,326	5/2014
TietoEnator Plc (a)	40%	80,879	64,861	7/2014
The New York Times Company (b)	27%	246,808	122,679	9/2014
Pohjola Non-life Insurance Company (a)	40%	88,802	74,908	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	181,091	88,297	5/2015
Actebis Peacock GmbH (a)	30%	44,725	27,873	7/2015
Del Monte Corporation	50%	13,413	11,239	8/2016
Frontier Spinning Mills, Inc.	40%	38,947	22,645	8/2016
Consolidated Systems, Inc.	40%	16,662	11,189	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	7,316	7,486	12/2016
OBI A.G. (a)	25%	179,213	148,778	3/2018
Advanced Micro Devices, Inc.	67%	81,204	56,143	1/2019
Police Prefecture, French Government (a)	50%	92,051	79,987	8/2020
Schuler A.G. (a)	33%	66,298	—	N/A
The Upper Deck Company	50%	26,012	—	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	14,843	—	N/A
Talaria Holdings, LLC	27%	68	—	N/A

		$1,623,578	$971,171

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at December 31, 2011.
(b)	The related mortgage loan is limited-recourse to CPA®:17—Global.
(c)	In December 2011, the venture sold the properties leased to LifeTime Fitness, Inc.

CPA®:16 – Global 2011 10-K — 39

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

CPA®:16 – Global 2011 10-K — 40

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

When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenant-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.

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

CPA®:16 – Global 2011 10-K — 41

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

CPA®:16 – Global 2011 10-K — 42

Interest Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Interest directly related to build-to-suit projects are capitalized. We did not capitalize any interest in 2011. Interest capitalized in 2010 and 2009 was $2.8 million and $2.4 million, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse mortgage debt.

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

CPA®:16 – Global 2011 10-K — 43

Funds from Operations (FFO) and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

CPA®:16 – Global 2011 10-K — 44

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

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

CPA®:16 – Global 2011 10-K — 45

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

CPA®:16 – Global 2011 10-K — 46

FFO and MFFO for all periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income attributable to CPA®:16—Global shareholders	$9,500	$32,007	$(2,540)
Adjustments:
Depreciation and amortization of real property	88,207	48,368	48,206
Impairment charges	23,663	9,808	55,958
(Gain) loss on sale of real estate, net	(472)	78	(7,634)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	14,464	8,563	9,470
Impairment charges	3,834	1,046	5,065
Gain on sale of real estate	(2,653)	—	(3,958)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(15,590)	(12,928)	(23,257)

Total adjustments	111,453	54,935	83,850

FFO — as defined by NAREIT (a)	120,953	86,942	81,310

Adjustments:
Issuance of Special Member Interest	34,300	—	—
Bargain purchase gain on acquisition	(28,709)	—	—
Gain on deconsolidation of a subsidiary	(1,167)	(7,082)	—
Gain on extinguishment of debt	(3,135)	(879)	(8,825)
Other depreciation, amortization and non-cash charges	2,800	237	413
Straight-line and other rent adjustments (b)	(13,844)	(260)	1,227
Acquisition expenses (c)	539	222	256
Merger expenses (c)	13,608	—	—
Above-market rent intangible lease amortization, net (d)	14,369	619	989
Amortization of premiums on debt investments, net	544	281	272
Realized gains on foreign currency, derivatives and other (e)	(1,944)	(991)	(280)
Unrealized gains on mark-to-market adjustments (f)	(41)	—	—
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	651	—	(163)
Straight-line and other rent adjustments (b)	(1,930)	(247)	(177)
(Gain) loss on extinguishment of debt	(1,207)	—	726
Acquisition expenses (c)	257	256	27
Above-market rent intangible lease amortization, net (d)	1,948	271	374
Realized (gains) losses on foreign currency, derivatives and other (e)	(36)	57	45
Unrealized gains on mark-to-market adjustments (f)	(2)	—	—
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	241	(112)	2,675

Total adjustments	17,242	(7,628)	(2,441)

MFFO (b) (c)	$138,195	$79,314	$78,869

Distributions declared for the applicable period (g)	$116,465	$82,493	$80,984

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)

Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP

CPA®:16 – Global 2011 10-K — 47

accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(f)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(g)	Distribution data is presented for comparability; however, management utilizes our Adjusted Cash Flow from Operating Activities measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.

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

CPA®:16 – Global 2011 10-K — 48

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash flow provided by operating activities	$156,927	$121,390	$116,625
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	9,150	5,245	8,645
Distributions paid to noncontrolling interests, net	(18,092)	(11,755)	(15,585)
Changes in working capital	(2,256)	(247)	1,286

Adjusted cash flow from operating activities (inclusive of Merger costs totaling $13.6 million in 2011) (a) (b)	$145,729	$114,633	$110,971

Distributions declared	$116,465	$82,493	$80,984

(a)	Adjusted cash flow from operating activities for the year ended December 31, 2011 included a reduction of $13.6 million as a result of charges incurred in connection with the Merger. Management does not consider these costs to be an ongoing cash outflow of our business when evaluating our cash flow generated from our core operations using this supplemental financial measure.
(b)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities for those escrow funds representing investing and/or financing activities. The amounts previously filed for Adjusted cash flow from operating activities for the years ended December 31, 2010 and 2009 of $114.6 million and $114.2 million, respectively, have been revised in the table above to reflect this reclassification.

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

CPA®:16 – Global 2011 10-K — 49

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are exposed to further market risk due to concentrations of tenants in particular industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $4.2 million at December 31, 2011. In addition, two unconsolidated ventures in which we have interests of 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $13.8 million in the aggregate, representing the total amount attributable to the ventures, not our proportionate share, at December 31, 2011 (Note 10).

In connection with the Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the years ended December 31, 2011, 2010 and 2009, the embedded credit derivatives generated unrealized losses of less than $0.1 million, $0.8 million and $1.1 million, inclusive of noncontrolling interest of less than $0.1 million, $0.6 million and $0.8 million, respectively.

At December 31, 2011, the majority (approximately 87%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain points during their term. The annual interest rates on our fixed-rate debt at December 31, 2011 ranged from 4.4% to 8.1%. The annual interest rates on our variable-rate debt at December 31, 2011 ranged from 2.9% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2011 (in thousands):

	2012	2013	2014 (a)	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$104,357	$35,411	$99,474	$136,724	$234,450	$967,642	$1,578,058	$1,575,946
Variable-rate debt	$6,458	$6,982	$234,475	$19,730	$8,177	$93,739	$369,561	$369,429

(a)	Includes $227.0 million outstanding under our line of credit, which is scheduled to mature in 2014 unless extended pursuant to its terms (Note 11).

CPA®:16 – Global 2011 10-K — 50

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2011 by an aggregate increase of $77.2 million or an aggregate decrease of $73.4 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at December 31, 2011 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. Investments denominated in the Euro accounted for approximately 29% of our annualized contractual minimum base rent at December 31, 2011. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

For the year ended December 31, 2011, we recognized net realized foreign currency transaction gains and unrealized losses of $1.4 million and $1.3 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

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

During 2011, we entered into seven quarterly foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $21.5 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. Two of these collars settled during 2011, and the remaining collars have quarterly settlement dates between March 2012 and March 2013. The net estimated fair value of our foreign currency collars, which are included in Other assets, net in the consolidated financial statements, was $1.2 million at December 31, 2011.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$87,497	$87,909	$86,426	$78,326	$70,927	$737,413	$1,148,498
British pound sterling	5,228	5,296	5,364	4,801	4,559	65,214	90,462
Other foreign currencies (b)	7,323	7,370	7,375	7,374	7,376	50,225	87,043

	$100,048	$100,575	$99,165	$90,501	$82,862	$852,852	$1,326,003

CPA®:16 – Global 2011 10-K — 51

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$47,512	$48,157	$72,656	$52,054	$139,589	$415,770	$775,738
British pound sterling	3,284	3,285	15,783	7,488	1,422	23,529	54,791
Other foreign currencies (b)	4,649	4,603	12,573	9,314	3,342	25,018	59,499

	$55,445	$56,045	$101,012	$68,856	$144,353	$464,317	$890,028

(a)	Based on the applicable exchange rate at December 31, 2011. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(b)	Other currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona and the Thai baht.

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2016. In 2014 and 2016, balloon payments totaling $45.1 million and $96.0 million, respectively, are due on several non-recourse mortgage loans. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our line of credit, to make these payments, if necessary.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million, which is included in Other assets, net, within the consolidated financial statements.

CPA®:16 – Global 2011 10-K — 52

Item 8. Financial Statements and Supplementary Data.

The following financial statements and schedule are filed as a part of this Report:

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:16 – Global 2011 10-K — 53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 16 – Global Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 29, 2012

CPA®:16 – Global 2011 10-K — 54

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $419,462 and $428,061, respectively)	$2,265,576	$1,730,421
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,087	84,772
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $48,814 and $38,981, respectively)	(203,139)	(155,580)

Net investments in properties	2,147,524	1,659,613
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $48,577 and $49,705, respectively)	467,136	318,233
Equity investments in real estate	244,303	149,614
Assets held for sale	3,077	440

Net investments in real estate	2,862,040	2,127,900
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $21,306 and $21,805, respectively)	55,494	55,504
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $14,812 and $17,195, respectively)	109,694	59,012
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $24,025 and $25,900, respectively)	520,401	149,082
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $6,937 and $7,840, respectively)	23,037	15,962
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $3,410 and $3,506, respectively)	74,268	30,931

Total assets	$3,644,934	$2,438,391

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $413,555 and $426,783, respectively)	$1,715,779	$1,369,248
Line of credit	227,000	—
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $15,000 and $10,241, respectively)	44,901	30,875
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $10,462 and $11,137, respectively)	91,498	57,095
Due to affiliates	9,756	8,191
Distributions payable	33,411	20,826

Total liabilities	2,122,345	1,486,235

Redeemable noncontrolling interest	21,306	21,805

Commitments and contingencies (Note 12)
Equity:
CPA®:16 – Global shareholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 211,462,089 and 134,708,674 shares, issued and outstanding, respectively	211	135
Additional paid-in capital	1,934,291	1,216,565
Distributions in excess of accumulated earnings	(382,913)	(275,948)
Accumulated other comprehensive loss	(27,530)	(8,460)
Less, treasury stock at cost, 11,202,404 and 8,952,317 shares, respectively	(100,002)	(81,080)

Total CPA®:16 – Global shareholders’ equity	1,424,057	851,212
Noncontrolling interests	77,226	79,139

Total equity	1,501,283	930,351

Total liabilities and equity	$3,644,934	$2,438,391

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2011 10-K — 55

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Rental income	$237,001	$148,594	$144,753
Interest income from direct financing leases	36,726	26,913	27,234
Other operating income	8,471	3,131	3,151
Interest income on notes receivable	4,463	25,955	28,796
Other real estate income	25,950	24,815	23,660

	312,611	229,408	227,594

Operating Expenses
General and administrative	(27,778)	(10,420)	(9,050)
Depreciation and amortization	(87,566)	(47,721)	(46,237)
Property expenses	(35,487)	(29,231)	(32,303)
Other real estate expenses	(19,218)	(18,697)	(18,064)
Issuance of Special Member Interest	(34,300)	—	—
Impairment charges	(10,685)	(9,594)	(30,337)

	(215,034)	(115,663)	(135,991)

Other Income and Expenses
Income from equity investments in real estate	22,071	17,573	13,837
Other income and (expenses)	(409)	356	(517)
Gain on extinguishment of debt	3,504	—	6,512
Bargain purchase gain on acquisition	28,709	—	—
Interest expense	(107,028)	(76,197)	(77,326)

	(53,153)	(58,268)	(57,494)

Income from continuing operations before income taxes	44,424	55,477	34,109
Provision for income taxes	(11,586)	(4,846)	(5,793)

Income from continuing operations	32,838	50,631	28,316

Discontinued Operations
Income from operations of discontinued properties	554	860	317
Gain on deconsolidation of a subsidiary	1,167	7,082	—
Gain on sale of real estate	81	—	7,634
(Loss) gain on extinguishment of debt	(369)	879	2,313
Impairment charges	(12,978)	(214)	(25,621)

(Loss) income from discontinued operations	(11,545)	8,607	(15,357)

Net Income	21,293	59,238	12,959
Net (income) loss attributable to noncontrolling interests	(9,891)	(4,905)	8,050
Less: Net income attributable to redeemable noncontrolling interests	(1,902)	(22,326)	(23,549)

Net Income (Loss) Attributable to CPA®:16 – Global Shareholders	$9,500	$32,007	$(2,540)

Earnings (Loss) Per Share
Income from continuing operations attributable to CPA®:16 – Global shareholders	$0.12	$0.22	$0.02

(Loss) income from discontinued operations attributable to CPA®:16 – Global shareholders	(0.07)	0.04	(0.04)

Net income (loss) attributable to CPA®:16 – Global shareholders	$0.05	$0.26	$(0.02)

Weighted Average Shares Outstanding	175,435,064	124,631,975	122,824,957

Amounts Attributable to CPA®:16 – Global Shareholders
Income from continuing operations, net of tax	$20,968	$26,930	$2,775
(Loss) income from discontinued operations, net of tax	(11,468)	5,077	(5,315)

Net income (loss)	$9,500	$32,007	$(2,540)

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2011 10-K — 56

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income	$21,293	$59,238	$12,959
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(18,873)	(34,540)	11,613
Change in unrealized appreciation on marketable securities	(92)	29	(28)
Change in unrealized (loss) gain on derivative instruments	(849)	(1,316)	(900)

	(19,814)	(35,827)	10,685

Comprehensive Income	1,479	23,411	23,644

Amounts Attributable to Noncontrolling Interests:
Net (income) loss	(9,891)	(4,905)	8,050
Foreign currency translation adjustments	(5,266)	3,628	(1,860)
Change in unrealized appreciation on marketable securities	(21)	—	—
Change in unrealized loss (gain) on derivative instruments	—	13	(13)

Comprehensive (income) loss attributable to noncontrolling interests	(15,178)	(1,264)	6,177

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(1,902)	(22,326)	(23,549)
Foreign currency translation adjustments	499	18,329	(5,555)

Comprehensive income attributable to redeemable noncontrolling interests	(1,403)	(3,997)	(29,104)

Comprehensive (Loss) Income Attributable to CPA®:16 – Global Shareholders	$(15,102)	$18,150	$717

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2011 10-K — 57

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010, and 2009

(in thousands, except share and per share amounts)

		CPA®:16 – Global Shareholders
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total CPA®:16 –Global Shareholders	Noncontrolling Interests	Total
Balance at January 1, 2009	122,065,650	$125	$1,130,135	$(141,938)	$2,140	$(30,566)	$959,896	$86,709	$1,046,605
Shares issued, net of offering costs	3,440,053	4	32,257				32,261		32,261
Shares issued to affiliates	1,202,996	1	11,838				11,839		11,839
Contributions from noncontrolling interests							—	24,884	24,884
Distributions declared ($0.6621 per share)				(80,984)			(80,984)		(80,984)
Distributions to noncontrolling interests							—	(17,248)	(17,248)
Net income				(2,540)			(2,540)	(8,050)	(10,590)
Other comprehensive income (loss):							—		—
Foreign currency translation adjustments					4,198		4,198	1,860	6,058
Change in unrealized loss on derivative instruments					(913)		(913)	13	(900)
Change in unrealized loss on marketable securities					(28)		(28)		(28)
Repurchase of shares	(3,847,598)					(35,070)	(35,070)		(35,070)

Balance at December 31, 2009	122,861,101	130	1,174,230	(225,462)	5,397	(65,636)	888,659	88,168	976,827

Shares issued, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares issued to affiliates	1,277,511	1	11,752				11,753		11,753
Contributions from noncontrolling interests							—	417,458	417,458
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Distributions to noncontrolling interests							—	(427,751)	(427,751)
Net income				32,007			32,007	4,905	36,912
Other comprehensive loss:
Foreign currency translation adjustments					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Change in unrealized gain on marketable securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)

Balance at December 31, 2010	125,756,357	135	1,216,565	(275,948)	(8,460)	(81,080)	851,212	79,139	930,351

Shares issued, net of offering costs	3,746,731	3	31,327				31,330		31,330
Shares issued to affiliates	15,641,539	16	137,752				137,768		137,768
Shares issued to shareholders of CPA®:14 in the Merger	57,365,145	57	510,492				510,549		510,549
Issuance of noncontrolling interest							—	78,136	78,136
Purchase of noncontrolling interests through Merger			3,543		5,532		9,075	(54,964)	(45,889)
Issuance of Special Member Interest			34,612				34,612	34,612	69,224
Change of ownership interest							—	(34,300)	(34,300)
Distributions declared ($0.6642 per share)				(116,465)			(116,465)		(116,465)
Contributions from noncontrolling interests							—	2,271	2,271
Distributions to noncontrolling interests							—	(42,846)	(42,846)
Net income				9,500			9,500	9,891	19,391
Other comprehensive loss:
Foreign currency translation adjustments					(23,640)		(23,640)	5,266	(18,374)
Change in unrealized loss on derivative instruments					(849)		(849)		(849)
Change in unrealized gain on marketable securities					(113)		(113)	21	(92)
Repurchase of shares	(2,250,087)					(18,922)	(18,922)		(18,922)

Balance at December 31, 2011	200,259,685	$211	$1,934,291	$(382,913)	$(27,530)	$(100,002)	$1,424,057	$77,226	$1,501,283

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2011 10-K — 58

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows — Operating Activities
Net income	$21,293	$59,238	$12,959
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	92,026	49,664	49,348
(Income) loss from equity investments in real estate in excess of distributions received	(824)	(1,660)	1,788
Issuance of shares to affiliate in satisfaction of fees due	16,768	11,753	11,839
Gain on bargain purchase	(28,709)	—	—
Issuance of Special Member Interest	34,300	—	—
Gain on deconsolidation of a subsidiary	(1,167)	(7,082)	—
Gain on sale of real estate	(471)	—	(7,634)
Unrealized loss on foreign currency transactions and others	2,308	768	378
Realized (gain) loss on foreign currency transactions and others	(1,815)	(856)	400
Straight-line rent adjustment and amortization of rent-related intangibles	357	594	3,007
Gain on extinguishment of debt	(3,135)	(879)	(8,825)
Impairment charges	23,663	9,808	55,958
Net changes in other operating assets and liabilities	2,333	42	(2,593)

Net cash provided by operating activities	156,927	121,390	116,625

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	38,034	5,245	46,959
Capital contributions to equity investments	—	—	(62,448)
Acquisitions of real estate and other capital expenditures	(7,794)	(24,285)	(137,380)
Cash acquired through Merger	189,438	—	—
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	(539,988)	—	—
Cash acquired on issuance of additional shares in subsidiary	7,121	—	—
Funding/purchases of notes receivable and securities	(4,340)	(7,794)	(5,978)
Proceeds from sale of real estate	131,077	1	28,185
Funds placed in escrow	(11,735)	(7,481)	(7,618)
Funds released from escrow	18,828	9,813	36,114
Payment of deferred acquisition fees to an affiliate	(1,911)	(6,261)	(9,082)

Net cash used in investing activities	(181,270)	(30,762)	(111,248)

Cash Flows — Financing Activities
Distributions paid	(103,880)	(82,013)	(80,778)
Contributions from noncontrolling interests	2,597	3,534	24,884
Distributions to noncontrolling interests	(44,768)	(37,593)	(44,447)
Scheduled payments of mortgage principal	(52,034)	(21,613)	(18,747)
Prepayments of mortgage principal	(155,489)	(29,000)	(34,781)
Proceeds from mortgage financing	76,275	36,946	78,516
Proceeds from line of credit	327,000	—	—
Repayments of line of credit	(100,000)	—	—
Funds placed in escrow	64	8,090	2,732
Funds released from escrow	(1,025)	(9,404)	(16,852)
Deferred financing costs and mortgage deposits	(6,080)	(41)	(386)
Proceeds from issuance of shares, net of issuance costs	152,330	30,587	32,261
Purchase of treasury stock	(18,922)	(15,444)	(35,070)

Net cash provided by (used in) financing activities	76,068	(115,951)	(92,668)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(1,043)	350	(2,933)

Net increase (decrease) in cash and cash equivalents	50,682	(24,973)	(90,224)
Cash and cash equivalents, beginning of year	59,012	83,985	174,209

Cash and cash equivalents, end of year	$109,694	$59,012	$83,985

(Continued)

CPA®:16 – Global 2011 10-K — 59

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-cash investing and financing activities

In January 2011, we acquired 10 properties, the Carrefour SAS properties, from CPA®:14 in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million (Note 5). The newly issued equity in our subsidiary, which is in substance real estate, has resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger (Note 1). As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011. This non-cash transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, and an increase in noncontrolling interest at fair value as detailed in the table below.

In May 2011, we acquired all of the outstanding stock of CPA®:14 in exchange for 57,365,145 newly issued shares of our common stock with a fair value of $510.5 million and cash of $444.0 million (Note 3) in the Merger.

These transactions consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands).

	Carrefour	CPA®:14
Assets acquired at fair value:
Investments in real estate (a)	$97,722	$604,093
Net investment in direct financing leases	—	161,414
Assets held for sale	—	11,202
Equity investments in real estate	—	134,609
Intangible assets (a)	48,029	418,631
Other assets, net (a)	154	27,264
Liabilities assumed at fair value:
Non-recourse debt (a)	(81,671)	(460,007)
Accounts payable, accrued expenses and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits (a)	(96)	(49,412)
Due to affiliates	—	(2,753)
Distributions payable	—	(95,943)
Amounts attributable to noncontrolling interests (a)	(70,066)	58,188

Net (liabilities assumed) assets acquired excluding cash	(7,121)	797,408
Fair value of common shares issued	—	(510,549)
Cash consideration	—	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	—	(3,543)
Bargain purchase gain on acquisition	—	(28,709)

Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,438)

(a)

During the third and fourth quarters of 2011, we identified measurement period adjustments that impacted the provisional acquisition accounting related to certain assets acquired and liabilities assumed from CPA®:14, which resulted in an increase of $11.7 million to the preliminary fair values of the assets acquired and the Bargain purchase gain on acquisition (Note 3).

CPA®:16 – Global 2011 10-K — 60

During the years ended December 31, 2011 and 2010, we deconsolidated International Aluminum Corp. and Goertz & Schiele Corp., respectively, because we no longer had control over the activities that most significantly impact the economic performance of these subsidiaries following possession of each of the properties by a receiver (Note 17). The following table presents the assets and liabilities of these subsidiaries on the date of deconsolidation.

	Years Ended December 31,
	2011	2010
Assets:
Net investments in properties	$36,536	$5,897
Cash and cash equivalents	—	43
Intangible assets, net	1,539	762
Other assets, net	49	759

Total	$38,124	$7,461

Liabilities:
Non-recourse debt	$(38,668)	$(13,336)
Accounts payable, accrued expenses and other liabilities	(623)	(1,207)

Total	$(39,291)	$(14,543)

Supplemental cash flow information (in thousands):

	Years Ended December 31,
	2011	2010	2009
Interest paid, net of amounts capitalized	$107,429	$78,462	$81,620

Interest capitalized	$—	$2,793	$2,446

Income taxes paid	$8,431	$4,871	$3,880

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2011 10-K — 61

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

CPA®:16 – Global is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At December 31, 2011, our portfolio was comprised of our full or partial ownership interests in 512 properties, substantially all of which were triple-net leased to 150 tenants, and totaled approximately 49 million square feet (on a pro rata basis), with an occupancy rate of approximately 98%. We were formed in 2003 and are managed by the advisor.

CPA®:16 – Global and certain of its subsidiaries entered into the Merger Agreement, dated as of December 13, 2010, with CPA®:14, WPC and certain of their subsidiaries. On April 26, 2011, the Merger was approved by CPA®:14’s shareholders. The Merger (Note 3) was consummated and became effective on May 2, 2011.

Following the consummation of the Merger, we implemented an internal reorganization pursuant to which CPA®:16 – Global was reorganized as an UPREIT to hold substantially all of its assets and liabilities in the Operating Partnership, a newly formed Delaware limited liability company subsidiary (Note 3). At December 31, 2011, CPA®:16 – Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the ventures’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such ventures nor do we have any legal obligation to fund operating deficits.

Out-of-Period Adjustment

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

CPA®:16 – Global 2011 10-K — 62

Notes to Consolidated Financial Statements

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Purchase Price Allocation

In accordance with the revised guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase. Additionally, we immediately expense acquisition-related costs and fees associated with business combinations.

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

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue and in-place lease and tenant relationship values to amortization expenses.

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

Notes Receivable

For investments in mortgage notes and loan participations, the loans are initially reflected at acquisition cost which consists of the outstanding balance, net of the acquisition discount or premium. We amortize any discount or premium as an adjustment to increase or decrease, respectively, the yield realized on these loans over the life of the loan. As such, differences between carrying value and principal balances outstanding do not represent embedded losses or gains as we generally plan to hold such loans to maturity.

CPA®:16 – Global 2011 10-K — 63

Notes to Consolidated Financial Statements

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

Marketable Securities

Marketable securities, which consist of common stock in publicly traded companies, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of Other comprehensive income until realized.

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

Deferred Acquisition Fees Payable to Affiliate

Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 4).

Treasury Stock

Treasury stock is recorded at cost.

Special Member Interest

We accounted for the Special Member Interest as a non-controlling interest based on the fair value of the rights attributed to the interest at the time it was transferred to the Special General Partner (Note 3). The Special Member Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights at our option. In exchange for the Special Member Interest, we amended the fee arrangement with the advisor. The Special Member Interest was accounted for at fair value representing the estimated net present value of the related fee reduction. Cash distributions to the Special General Partner are accounted for as a charge to net income attributable to non-controlling interest.

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2011, 2010 and 2009, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $36.3 million, $14.5 million and $14.7 million, respectively. The increase for the year ended December 31, 2010 as compared to 2011 was primarily a result of properties acquired in the Merger.

We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

CPA®:16 – Global 2011 10-K — 64

Notes to Consolidated Financial Statements

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 6). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (21 lessees represented 61% of lease revenues during 2011), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties, or improvements, which range from 2 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

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

CPA®:16 – Global 2011 10-K — 65

Notes to Consolidated Financial Statements

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

Marketable Securities

We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. In accordance with current accounting guidance, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income.

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

We recognize gains and losses on the sale of properties when, among other criteria, we no longer have continuing involvement, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.

CPA®:16 – Global 2011 10-K — 66

Notes to Consolidated Financial Statements

Foreign Currency

Translation

We have interests in real estate investments in the European Union, Canada, Malaysia, Mexico and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British Pound Sterling and, to a lesser extent, the Swedish krona, the Canadian dollar, the Thai baht, and the Malaysian ringgit. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive income in equity. At December 31, 2011 and 2010, the cumulative foreign currency translation adjustments were losses of $28.4 million and $4.7 million, respectively.

Transaction Gains or Losses

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in the determination of net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive income in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

CPA®:16 – Global 2011 10-K — 67

Notes to Consolidated Financial Statements

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

Future Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by FASB are applicable to us in future reports, as indicated:

ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new

CPA®:16 – Global 2011 10-K — 68

Notes to Consolidated Financial Statements

guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

Note 3. Merger and UPREIT Reorganization

Merger

On May 2, 2011, CPA®:14 merged with and into one of our consolidated subsidiaries based on the Merger Agreement, which entitled shareholders of CPA®:14 to receive $10.50 per share after giving effect to a $1.00 per share special cash distribution to be funded by CPA®:14. The NAV of CPA®:14 as of May 2, 2011 was $11.90 per share. NAV per share was determined based upon an estimate of the fair market value of real estate adjusted to give effect to the estimated fair value of mortgages encumbering our assets as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others.

For each share of CPA®:14 stock owned, each CPA®:14 shareholder received the Merger Consideration. We paid the Merger Consideration of $954.6 million, including the payment of $444.0 million in cash to liquidating shareholders and the issuance of 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of properties sold by CPA®:14 in connection with the Merger, as described below. In order to fund the Merger Consideration, we utilized a portion of the $302.0 million of available cash drawn under our new line of credit (Note 11) and $121.0 million in cash we received from WPC in return for the issuance of 13,750,000 of our common shares.

The assets we acquired and liabilities we assumed in the Merger exclude certain sales made by CPA®:14 of equity interests in entities that owned six properties (the “Property Sales”) in connection with the Merger to two affiliates, CPA®:17 – Global and WPC, for an aggregate of $89.5 million in cash. Immediately prior to the Merger and subsequent to the Property Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted average annual interest rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $13.6 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2011.

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

CPA®:16 – Global 2011 10-K — 69

Notes to Consolidated Financial Statements

	Initially Reported at June 30, 2011	Measurement Period Adjustments	As Revised at December 31, 2011
Merger Consideration:
Fair value of CPA®:16 – Global common shares issued	$510,549	$—	$510,549
Cash consideration	444,045	—	444,045

	$954,594	$—	$954,594

Assets acquired at fair value:
Investments in real estate	$582,802	$21,291	$604,093
Net investment in direct financing leases	161,414	—	161,414
Assets held for sale	11,202	—	11,202
Equity investments in real estate	134,609	—	134,609
Intangible assets	419,928	(1,297)	418,631
Cash and cash equivalents	189,266	172	189,438
Other assets, net	27,577	(313)	27,264

	1,526,798	19,853	1,546,651

Liabilities assumed at fair value:
Non-recourse debt	(460,271)	264	(460,007)
Accounts payable, accrued expenses and other liabilities	(9,878)	—	(9,878)
Prepaid and deferred rental income and security deposits	(45,848)	(3,564)	(49,412)
Due to affiliates	(2,753)	—	(2,753)
Distributions payable	(95,943)	—	(95,943)

	(614,693)	(3,300)	(617,993)

Amounts attributable to noncontrolling interests	63,003	(4,815)	58,188

Net assets acquired at fair value	975,108	11,738	986,846
Change in interest upon acquisition of noncontrolling interest of Carrefour	(3,543)	—	(3,543)

Bargain purchase gain on acquisition	$(16,971)	$(11,738)	$(28,709)

As required by GAAP, fair value related to the assets acquired and liabilities assumed as well as the shares exchanged, has been computed as of the closing date of the Merger by the advisor in a manner consistent with the methodology described above. The computed fair values as of the closing date of the Merger reflect increases in the fair values of our and CPA®:14’s net assets during that period, which were primarily attributable to changes in foreign exchange rates as well the length of time that elapsed between the date of the Merger Agreement which was December 13, 2010 and May 2, 2011, the date on which we obtained control of CPA®:14. The advisor normally calculates our NAV annually as of year-end, however, in connection with entering into the Merger Agreement the advisor had determined that our NAV as of September 30, 2010 was $8.80 per share. As of the date of the Merger, the advisor conducted a more recent analysis reflecting an increase of $0.10 per share or $8.90, which was unchanged as of June 30, 2011. The increase in NAV at the date of the Merger resulted in the total fair value of the merger consideration of $954.6 million; however the preliminary fair value for the net assets acquired from CPA®:14 increased more to $975.1 million, resulting in a bargain purchase gain on acquisition of $17.0 million recorded on the consolidated statements of operations for the six months ended June 30, 2011. During the third and fourth quarters of 2011, we identified certain measurement period adjustments that impacted the provisional acquisition accounting, primarily related to properties leased to PETsMART (Note 17) which resulted in an increase of $11.7 million to the preliminary fair values of the assets acquired and the Bargain purchase gain on acquisition, which increased to $986.8 million and $28.7 million, respectively.

The estimated revenues and income from operations contributed from the properties acquired in the Merger from May 2, 2011 through December 31, 2011 were $55.6 million and $5.3 million, respectively.

UPREIT Reorganization

Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by our shareholders in connection with the Merger. In connection with this UPREIT Reorganization, we contributed substantially all of our assets and liabilities to the Operating Partnership in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the Managing

CPA®:16 – Global 2011 10-K — 70

Notes to Consolidated Financial Statements

Member (representing our stockholders’ interest). The Special General Partner, a subsidiary of WPC, acquired a Special Member Interest of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash and a Final Distribution, each as discussed below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.

We amended our advisory agreement with affiliates of WPC to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees are prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees have been eliminated. The Available Cash Distribution is contractually limited to 0.5% of our Adjusted Invested Assets. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged.

The Special General Partner is entitled to the Available Cash Distribution, which is contractually limited to 0.5% of the value of our assets under management. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive the Final Distribution.

In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement. This charge was recorded in the consolidated statements of operations and is equal to the fair value of the noncontrolling interests issued (Note 15). We determined the fair value of the Special Member Interest based on a discounted cash flow model, which included assumptions related to estimated future cash flows.

CPA®:16 – Global 2011 10-K — 71

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us. Prior to the completion of the Merger on May 2, 2011, the terms of this agreement provided for the advisor to manage our day-to-day operations, for which we paid the advisor asset management and performance fees, and to structure and negotiate the purchase and sale of investments and debt placement transactions for us, for which we paid the advisor structuring and subordinated disposition fees. On May 2, 2011, following the Merger, we amended the agreement to reflect the UPREIT Reorganization and to reflect a revised fee structure (Note 3). The agreement, which is currently in place, is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and CPA®:15, which was announced on February 21, 2012. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Years Ended December 31,
	2011	2010	2009
Amounts included in operating expenses:
Asset management fees	$16,920	$11,750	$11,721
Performance fees	3,921	11,750	11,729
Distributions of available cash	6,157	—	—
Personnel reimbursements	5,513	3,377	3,082
Office rent reimbursements	1,058	715	772
Issuance of Special Member Interest	34,300	—	—

	$67,869	$27,592	$27,304

Transaction fees incurred:
Current acquisition fees	$147	$—	$2,960
Deferred acquisition fees	118	—	2,368
Mortgage refinancing fees	639	145	—

	$904	$145	$5,328

	December 31, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees	$3,391	$2,701
Subordinated disposition fees	1,116	1,013

	$4,507	$3,714

Asset Management and Performance Fees

We pay the advisor asset management fees, which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. Prior to the Merger, we also paid the advisor performance fees, which were also 1/2 of 1% per annum of our average invested assets and were computed as provided for in the advisory agreement. The performance fees were subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and, prior to the Merger, performance fees are payable in cash or shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2011, 2010 and 2009, the advisor elected to receive its asset management fees in cash and its performance fees in shares. Subsequent to the Merger, the advisor elected to receive its asset management fees in shares. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, beginning on May 2, 2011, we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution (Note 3). Asset management and performance fees are included in Property expenses in the consolidated financial statements. These expenses are impacted by an increase in revenues and assets under management as a result of the Merger.

CPA®:16 – Global 2011 10-K — 72

Notes to Consolidated Financial Statements

Distributions of Available Cash

In connection with this UPREIT Reorganization, the Special General Partner, a subsidiary of WPC, acquired a Special Member Interest of 0.015% in the Operating Partnership entitling it to receive the Available Cash Distribution, which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of our assets excluding cash, cash equivalents and certain short-term investments and non-cash reserves (“Adjusted Invested Assets”). The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive a Final Distribution.

Personnel and Office Rent Reimbursements

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

Issuance of Special Member Interest

In May 2011, we incurred a non-cash charge in connection with the issuance of the Special Member Interest to the Special General Partner, a subsidiary of WPC, in consideration of the amendment of our advisory agreement (Note 3).

Transaction Fees

We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 5% per year. Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired. Mortgage refinancing fees are capitalized to deferred financing costs and amortized over the life of the new loans. We paid annual deferred acquisition fee installments of $1.9 million, $6.3 million and $9.1 million in cash to the advisor in January 2011, 2010, and 2009, respectively.

We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

In connection with the Merger, the advisor waived any acquisition fees payable by us under the advisory agreement in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by us upon a sale of such assets. As the advisor to CPA®:14, they earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, we and the advisor agreed that the advisor should not receive fees upon the acquisition or disposition of the same properties by us.

CPA®:16 – Global 2011 10-K — 73

Notes to Consolidated Financial Statements

Joint Ventures and Other Transactions with Affiliates

Together with certain affiliates, we participate in an entity that leases office space used for the administration of our operations. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly.

We own interests in entities ranging from 25% to 90%, as well as a jointly-controlled tenancy-in-common interest in properties, with the remaining interests generally held by affiliates. We consolidate certain of these entities and account for the remainder under the equity method of accounting.

Merger

In order to fund a portion of the Merger Consideration, we received $121.0 million in cash from WPC in return for the issuance of 13,750,000 shares of our common stock. Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Member Interest. At December 31, 2011, the advisor owned 35,860,931 shares, or 17.9%, of our common stock.

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$476,790	$338,979
Buildings	1,788,786	1,391,442
Less: Accumulated depreciation	(190,316)	(145,957)

	$2,075,260	$1,584,464

As discussed in Note 3, we acquired properties in the Merger, which increased the carrying value of our real estate by $701.8 million. Assets disposed of during the current year are discussed in Note 17.

Carrefour France, SAS acquisition

In January 2011, we acquired shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in exchange for newly issued shares in one of our wholly-owned subsidiaries that also owns several properties in France. The Carrefour Properties had a fair value of $143.1 million at the date of acquisition. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at variable rates, which were 6.4% and 2.9% at December 31, 2011. The newly issued equity in our subsidiary resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger. As part of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011, which was accounted for as an equity transaction, with the difference of $3.5 million recorded as an adjustment to our Additional paid-in capital. Following this change in ownership interest, the amount previously recorded in non-controlling interests of $5.5 million representing its proportionate share of the cumulative translation adjustment was reclassified and is reflected in Accumulated other comprehensive loss in our consolidated balance sheet at December 31, 2011.

CPA®:16 – Global 2011 10-K — 74

Notes to Consolidated Financial Statements

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$8,296	$8,296
Buildings	68,216	68,100
Furniture, Fixtures & Equipment	8,575	8,376
Less: Accumulated depreciation	(12,823)	(9,623)

	$72,264	$75,149

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI — based adjustments, under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$262,959
2013	263,737
2014	262,826
2015	251,171
2016	239,096

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2011	2010
Minimum lease payments receivable	$611,549	$526,832
Unguaranteed residual value	395,663	243,120

	1,007,212	769,952
Less: unearned income	(540,076)	(451,719)

	$467,136	$318,233

During the years ended December 31, 2011, 2010 and 2009, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases of $2.3 million, $6.8 million and $2.3 million, respectively. Impairment charges related primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (Note 13). At December 31, 2011 and 2010, Other assets included $1.3 million and $1.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

CPA®:16 – Global 2011 10-K — 75

Notes to Consolidated Financial Statements

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$43,850
2013	43,968
2014	45,249
2015	45,077
2016	43,733

Notes Receivable

Hellweg 2

In April 2007, we and our affiliates acquired a property venture that in turn acquired a 24.7% ownership interest in a limited partnership. We and our affiliates also acquired a lending venture, which made a loan, the note receivable, to the holder of the remaining 75.3% interests in the limited partnership. We refer to this transaction as the Hellweg 2 transaction.

In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. Under the terms of the note receivable, the lending venture will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $21.3 million and $21.8 million, inclusive of our affiliates’ noncontrolling interest of $15.8 million and $16.2 million at December 31, 2011 and 2010, respectively.

Other

In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of the British Bankers Association London Inter-bank Offered Rate, or “LIBOR,” plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8.0%, respectively, both with maturity dates of December 2011. The maturity date for both loans was extended to February 2012, with the interest rate on the first loan now fixed at 8.0%. At December 31, 2011 and 2010, the aggregate balances of these notes receivable were $23.9 million and $24.0 million, respectively. Both loans were subsequently repaid in January 2012.

We had a B-note receivable that totaled $9.8 million and $9.7 million at December 31, 2011 and 2010, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 2015.

In addition, in connection with the Merger, we acquired three notes receivable. One of these notes was repaid during the third quarter of 2011. The two remaining notes totaled $0.5 million at December 31, 2011.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2011 and 2010, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively. During 2011, we modified one lease with a tenant to defer certain rental payments as a result of the tenant experiencing financial difficulties. This modification did not materially impact the carrying value of finance receivable at December 31, 2011. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2011.

CPA®:16 – Global 2011 10-K — 76

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at December 31,		Net Investments in Direct Financing Leases at December 31,
Internal Credit Quality Indicator	2011	2010	2011	2010
1	2	2	$51,309	$39,505
2	4	3	69,318	49,639
3	15	3	250,523	26,015
4	6	10	95,986	203,074
5	—	—	—	—

			$467,136	$318,233

	Number of Obligors at December 31,		Notes Receivable at December 31,
Internal Credit Quality Indicator	2011	2010	2011	2010
1	—	—	$—	$—
2	2	1	9,784	9,738
3	2	2	21,793	45,766
4	1	—	23,917	—
5	—	—	—	—

			$55,494	$55,504

Note 7. Equity Investments in Real Estate and Other

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

CPA®:16 – Global 2011 10-K — 77

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these ventures are affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee	at December 31, 2011	2011	2010
True Value Company (a)	50%	$44,887	$—
The New York Times Company	27%	32,960	33,888
Advanced Micro Devices, Inc. (a) (b)	67%	32,185	—
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	31,886	32,808
Schuler A.G. (b) (c)	33%	20,951	21,892
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (c) (d)	25%	20,460	18,493
The Upper Deck Company (a)	50%	9,880	—
Del Monte Corporation (a)	50%	6,868	—
TietoEnator Plc (c) (e)	40%	6,271	6,921
Frontier Spinning Mills, Inc.	40%	6,255	6,249
Police Prefecture, French Government (c)	50%	5,537	6,636
Pohjola Non-life Insurance Company (c)	40%	4,662	5,419
Actebis Peacock GmbH (c)	30%	4,638	5,043
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (c) (f)	33%	4,155	1,179
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (a) (g)	56%	3,485	—
OBI A.G. (c) (h)	25%	3,310	4,907
Actuant Corporation (c)	50%	2,618	2,670
Consolidated Systems, Inc. (b)	40%	2,092	2,109
Talaria Holdings, LLC (i)	27%	691	1,400
Thales S.A. (c)	35%	512	—

		$244,303	$149,614

(a)	We acquired our interest in this investment in connection with the Merger (Note 3).
(b)	Represents a tenancy-in-common interest.
(c)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(d)	The increase in carrying value was due in part to a cash contribution of $1.3 million made by us to the venture for funding of an expansion project.
(e)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.
(f)	In September 2011, the venture bought back, at a discount, the non-recourse mortgage loan encumbered by the property. We made a contribution of $2.3 million to repay this loan and recognized our proportionate share of the gain of $1.2 million on extinguishment of the debt.
(g)	In December 2011, the venture sold the LifeTime Fitness, Inc. properties owned by the venture. The venture retained its interest in the Town Sports International Holdings, Inc. properties.
(h)	The carrying value of this investment included our share of the Other comprehensive loss on interest rate swap derivative instruments recognized by the venture.
(i)	The decrease in the carrying value was primarily due to our share of the losses recognized by the Talaria Company.

The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2011	2010
Assets	$1,623,578	$1,406,049
Liabilities	(1,060,503)	(936,691)

Partners’/members’ equity	$563,075	$469,358

CPA®:16 – Global 2011 10-K — 78

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011 (a)	2010	2009
Revenues	$179,162	$142,918	$141,324
Expenses	(99,583)	(82,338)	(85,123)
Impairment charges (b)	(10,361)	(4,145)	(13,119)
Gain on sale of real estate (c)	3,133	—	11,084
Gain on extinguishment of debt (d)	3,464	—	—

Net income from continuing operations	$75,815	$56,435	$54,166

Net income attributable to the joint ventures	$75,815	$56,435	$54,166

(a)	Includes the results of the venture properties acquired in the Merger from the date of acquisition, May 2, 2011, through December 31, 2011.
(b)	For the year ended December 31, 2011, the amount reflects impairment charges incurred by a venture that formerly leased property to Best Buy Stores, L. P. The years ended December 31, 2010 and 2009, reflect impairment charges incurred by a venture that leases property to Thales S.A. to reduce the carrying value of the property to its estimated fair value. The year ended December 31, 2009 also reflects impairment charges incurred by a venture that formerly leased properties to Lindenmaier A.G. as a result of the tenant’s bankruptcy filing (Note 13).
(c)	In December 2011, the LifeTime Fitness, Inc. venture sold its portfolio of properties back to the tenant for $108.0 million and recognized a gain on sale of $2.9 million. In September 2011, the Best Buy Stores, L.P. venture sold several properties for $52.5 million and recognized a net gain on sale of $0.3 million. In July 2009, the Thales S.A. venture sold four of its five properties back to the tenant for $46.6 million and recognized a gain on sale of $11.1 million.
(d)	In September 2011, the Barth Europa Transporte e.K/MSR Technologies GmbH venture bought back, at a discount, the non-recourse mortgage loan encumbering the property and recognized a gain on extinguishment of debt of $3.7 million. Additionally, in connection with the sale described above, the Best Buy Stores, L.P. venture recognized a loss on extinguishment of debt of $0.3 million.

We recognized income from equity investments in real estate of $22.1 million, $17.6 million and $13.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.

CPA®:16 – Global 2011 10-K — 79

Notes to Consolidated Financial Statements

The New York Times Financial Data

NYT Real Estate Company, LLC is the tenant of a property pursuant to a net lease with our subsidiary, 620 Eighth NYT (NY) Limited Partnership, which was deemed to be a material equity investment during 2009 primarily because of impairment charges included in Income from continuing operations totaling $33.9 million on several of our consolidated investments in that year. The following tables present summarized combined balance sheet information for the years ended December 31, 2011 and 2010 and summarized combined income statement and cash flow information each for the period from March 6, 2009 (“inception”) through December 31, 2009 and the years ended December 31, 2010 and 2011, as well as scheduled debt principal payments during each of the five years following December 31, 2011 and thereafter of 620 Eighth NYT (NY) Limited Partnership and 620 Eighth Lender NYT (NY) Limited Partnership, collectively the “New York Times venture.” Amounts provided are the total amounts attributable to the New York Times venture and do not represent our proportionate share (in thousands):

	620 Eighth NYT (NY) L.P. & 620 Eighth Lender NYT (NY) L.P.
	December 31,
	2011	2010
Assets
Net investment in direct financing lease	$240,112	$237,916
Note receivable	—	49,560
Other assets, net (a)	6,696	6,526

Total assets	$246,808	$294,002

Liabilities and Capital
Debt	$122,679	$116,684
Other liabilities (b)	4,695	5,200

Total liabilities	127,374	121,884

Capital	119,434	172,118

Total liabilities and capital	$246,808	$294,002

(a)	Other assets, net consist of cash and cash equivalents, escrow and restricted cash, deferred financing costs, derivative instruments, accrued interest, and other amounts receivable from the tenant.
(b)	Other liabilities consist of prepaid rent and deferred rental income, accounts payable and accrued expenses.

	620 Eighth NYT (NY) L.P. & 620 Eighth Lender NYT (NY) L.P.
	Years Ended December 31,		Inception through December 31, 2009
	2011	2010
Revenues
Interest income from direct financing lease	$27,362	$27,094	$21,860
Interest income from note receivable	575	1,276	—
Other operating income	6	—	—

	27,943	28,370	21,860

Operating Expenses
General & administrative	(78)	(9)	(24)
Other Income and Expenses

Other interest income	1	3	1
Interest expense	(5,270)	(6,675)	(2,248)

	(5,269)	(6,672)	(2,247)

Net Income	$22,596	$21,689	$19,589

CPA®:16 – Global 2011 10-K — 80

Notes to Consolidated Financial Statements

	620 Eighth NYT (NY) L.P. & 620 Eighth Lender NYT (NY) L.P.
	Years Ended December 31,		Inception through December 31, 2009
	2011	2010
Net cash provided by (used in):
Operating activities	$21,161	$19,510	$17,213
Investing activities	49,560	(49,693)	(233,720)
Financing activities	(70,776)	30,181	216,566

Net increase in cash and cash equivalents	(55)	(2)	59
Cash and cash equivalents, beginning of year	57	59	—

Cash and cash equivalents, end of year	$2	$57	$59

Years Ending December 31,	620 Eighth NYT (NY) L.P. & 620 Eighth Lender NYT (NY) L.P.
2012	$3,565
2013	3,666
2014	3,770
2015	3,878
2016	3,988
Thereafter through 2018	103,812

Total	$122,679

Note 8. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $544.0 million, inclusive of $435.4 million net lease intangibles acquired in connection with the Merger and the Carrefour Properties acquisition, which are being amortized over periods ranging from 4 years to 40 years. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

CPA®:16 – Global 2011 10-K — 81

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2011	2010
Amortizable Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,483)	(1,134)

	1,631	1,980

Lease intangibles:
In-place lease	366,886	114,544
Tenant relationship	33,622	33,934
Above-market rent	202,693	41,769
Below-market ground lease (Note 2)	6,611	—
Less: accumulated amortization	(91,042)	(43,145)

Total intangible assets	518,770	147,102

	$520,401	$149,082

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(65,812)	$(43,037)
Less: accumulated amortization	9,400	6,963

	$(56,412)	$(36,074)

Net amortization of intangibles, including the effect of foreign currency translation, was $48.5 million, $8.0 million and $8.5 million for 2011, 2010 and 2009, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2011, scheduled annual net amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012	$48,050
2013	46,109
2014	45,580
2015	42,456
2016	32,035
Thereafter	249,759

$463,989

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

CPA®:16 – Global 2011 10-K — 82

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

Restricted Securities — Our restricted securities are comprised of Canadian Treasury securities obtained in connection with the defeasance of a loan. These investments were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

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

Other Securities — Our other securities are comprised of our interest in a commercial mortgage loan securitization, our investments in equity units in Rave Reviews Cinemas, LLC and our interest in an interest-only senior note. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

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

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

	Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$10	$10	$—	$—
Restricted securities	4,303	4,303	—	—
Other securities	15,410	—	—	15,410
Derivative assets	2,384	—	1,194	1,190

Total	$22,107	$4,313	$1,194	$16,600

Liabilities:
Derivative liabilities	$(4,155)	$—	$(4,155)	$—

Total	$(4,155)	$—	$(4,155)	$—

CPA®:16 – Global 2011 10-K — 83

Notes to Consolidated Financial Statements

	Fair Value Measurements at December 31, 2010 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$6,769	$6,769	$—	$—
Other securities	1,553	—	—	1,553
Derivative assets	1,369	—	—	1,369

Total	$9,691	$6,769	$—	$2,922

Liabilities:
Derivative liabilities	$(504)	$—	$(504)	$—

Total	$(504)	$—	$(504)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$1,553	$1,369	$2,922	$1,851	$2,178	$4,029
Acquisition of CCMT mortgage securitization	15,179	—	15,179	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	(675)	(179)	(854)	—	(738)	(738)
Included in other comprehensive income (loss)	(52)	—	(52)	29	(71)	(42)
Amortization and accretion	(595)	—	(595)	(327)	—	(327)

Ending balance	$15,410	$1,190	$16,600	$1,553	$1,369	$2,922

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(675)	$(179)	$(854)	$—	$(738)	$(738)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2011 and 2010, except for those assets and liabilities acquired in connection with the Merger. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt	$1,715,779	$1,718,375	$1,369,248	$1,314,768
Line of credit	227,000	227,000	—	—
Notes receivable	55,494	57,025	55,504	55,682

We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2011 and 2010.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation

CPA®:16 – Global 2011 10-K — 84

Notes to Consolidated Financial Statements

assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges From Continuing Operations:
Real estate
Net investments in properties	$91,552	$8,368	$17,295	$2,835	$124,630	$24,068
Net investments in direct financing leases	136,934	2,317	38,252	6,759	167,752	2,279
Equity investments in real estate	5,685	3,833	1,226	1,046	1,925	3,598
Intangible assets	—	—	949	—	7,183	4,027
Intangible liabilities	—	—	—	—	(1,394)	(37)

	$234,171	$14,518	$57,722	$10,640	$300,096	$33,935

Impairment Charges From Discontinued Operations:
Net investments in properties	$44,524	$12,488	$—	$—	$10,911	$22,083
Net investments in direct financing leases	2,310	41	1,313	214	—	—
Intangible assets	1,555	449	—	—	987	3,538

	$48,389	$12,978	$1,313	$214	$11,898	$25,621

The amounts above exclude the assets acquired and non-recourse mortgages assumed as part of the Merger. As described in Note 3, the assets acquired and liabilities assumed were recorded at fair value as of the closing of the Merger and were measured primarily using unobservable inputs (Level 3) based on market conditions and assumptions that existed at the time. The bargain purchase gain of $28.7 million was derived based upon the change in fair value of the Merger consideration and the assets received using unobservable inputs.

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

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty

CPA®:16 – Global 2011 10-K — 85

Notes to Consolidated Financial Statements

to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

		Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
Derivatives Designated as Hedging Instruments	Balance Sheet Location	2011	2010	2011	2010
Foreign currency collar contracts	Accounts payable, accrued expenses and other liabilities	$—	$—	$—	$(106)
Foreign currency collar contracts	Other assets, net	1,194	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(4,155)	(398)

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	29	46	—	—
Stock warrants	Other assets, net	1,161	1,323	—	—

Total derivatives		$2,384	$1,369	$(4,155)	$(504)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Years Ended December 31,			Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009	2011	2010	2009
Interest rate swaps (a)	$(1,028)	$(162)	$284	$—	$—	$—
Foreign currency contracts (a) (b)	1,300	99	(143)	254	(62)	27

Total	$272	$(63)	$141	$254	$(62)	$27

(a)	During the years ended December 31, 2011, 2010 and 2009, no gains or losses were reclassified from Other comprehensive income into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.
(b)	Gains (losses) reclassified from Other comprehensive income into income for contracts that have settled are included in Other income and (expenses).

CPA®:16 – Global 2011 10-K — 86

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Years Ended December 31,
Hedging Relationships	Recognized in Income	2011	2010	2009
Embedded credit derivatives (a)	Other income and (expenses)	$(17)	$(846)	$(1,136)
Stock warrants	Other income and (expenses)	(162)	108	338
Interest rate swaps (b)	Other income and (expenses)	(1,237)	—	—

Total		$(1,416)	$(738)	$(798)

(a)	Included losses attributable to noncontrolling interests totaling less than $0.1 million, $0.6 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)

These derivative instruments were acquired in the Merger and prior to the Merger were designated as cash flow hedges by CPA®:14. Upon acquisition, we did not designate these as hedges and therefore did not achieve hedge accounting on these instruments until October 2011.

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

The derivative instruments that we had outstanding on our consolidated ventures at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at December 31, 2011
1-Month LIBOR	“Pay-fixed” swap	$3,730	6.7%	2/2008	2/2018	$(604)
1-Month LIBOR	“Pay-fixed” swap	11,542	5.6%	3/2008	3/2018	(1,643)
1-Month LIBOR	“Pay-fixed” swap	6,120	6.4%	7/2008	7/2018	(1,043)
1-Month LIBOR	“Pay-fixed” swap	3,929	6.9%	3/2011	3/2021	(529)
1-Month LIBOR	“Pay-fixed” swap	6,000	5.4%	11/2011	12/2020	(189)
1-Month LIBOR	“Pay-fixed” swap	5,990	4.9%	12/2011	12/2021	(147)

						$(4,155)

The derivative instruments that our unconsolidated ventures had outstanding at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest at December 31, 2011	Type	Notional Amount	Cap Rate	Spread	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at December 31, 2011
3-Month LIBOR	25%	“Pay-fixed” swap	$148,778	N/A	N/A	5.0%- 5.6%	7/2006- 4/2008	10/2015- 7/2016	$(13,887)
3-Month LIBOR	27%	Interest rate cap	122,679	4.0%	1.2%	N/A	3/2011	8/2014	80

									$(13,807)

CPA®:16 – Global 2011 10-K — 87

Notes to Consolidated Financial Statements

Our share of changes in the fair value of these interest rate caps and swaps is included in Accumulated other comprehensive income in equity and reflected unrealized losses of $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

In September 2011, we entered into seven foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $21.5 million, based on the exchange rate of the Euro to the U.S. dollar at December 31, 2011, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. Two of these collars settled in 2011 and we recognized a gain of $0.4 million in Other income and (expenses) in the consolidated financial statements during 2011. The remaining collars have settlement dates between March 2012 and March 2013.

Embedded Credit Derivatives

In connection with our April 2007 investment in a portfolio of German properties (the Hellweg 2 transaction) through a venture in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component of the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. At December 31, 2011, the embedded credit derivative had an estimated fair value of less than $0.1 million, which is included in Other assets, net, within the consolidated financial statements.

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. At December 31, 2011, warrants issued to us had an aggregate estimated fair value of $1.2 million, which is included in Other assets, net, within the consolidated financial statements.

Other

Amounts reported in Other comprehensive income related to derivatives will be reclassified to interest expense or interest income as interest payments are made on our variable-rate debt. At December 31, 2011, we estimate that an additional $0.2 million will be reclassified as interest income during the next twelve months.

We measure credit exposure on a counterparty basis as the net positive aggregate estimated fair value, net of collateral received, if any. None was received as of December 31, 2011. The total credit exposure and the maximum exposure to any single counterparty as of December 31, 2011 was $1.2 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on

CPA®:16 – Global 2011 10-K — 88

Notes to Consolidated Financial Statements

certain of our indebtedness. At December 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $4.3 million and $0.5 million at December 31, 2011 and 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2011 or 2010, we could have been required to settle our obligations under these agreements at their termination value of $4.7 million or $0.6 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent at December 31, 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

Region:	December 31, 2011
Total U.S.	68%

Germany	15%
Other Europe	15%

Total Europe	30%
Other international	2%

Total international	32%

Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	23%
Retail	18%
Office	13%
All others	9%

Total	100%

Tenant Industry:
Retail	26%
All others	74%

Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany)	11%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.

Note 11. Debt

Line of Credit

On May 2, 2011, we entered into the Credit Agreement with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub Inc., our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub Inc. to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub Inc. to extend the maturity date for an additional 12 months, subject to the conditions provided in the credit agreement. The revolving credit facility was used to finance in part the Merger, to repay certain property level indebtedness and for general corporate purposes.

CPA®:16 – Global 2011 10-K — 89

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

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At December 31, 2011, availability under the line was $296.6 million, of which we had drawn $227.0 million.

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

We were in compliance with these covenants at December 31, 2011.

Non-Recourse and Limited-recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.2 billion and $1.8 billion at December 31, 2011 and 2010, respectively. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 8.1% and variable annual interest rates ranging from 2.9% to 6.9%, with maturity dates ranging from 2012 to 2031, at December 31, 2011.

In connection with the Merger (Note 3), we assumed property level debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with fair values totaling $38.1 million and $421.9 million, respectively, on the date of acquisition, of which three loans bear interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap. We recorded an aggregate net fair market value adjustment of $6.9 million at the date of acquisition. The fair market value adjustment is amortized to interest expense over the remaining lives of the related loans. These fixed-rate and variable-rate mortgages had weighted-average annual interest rates of 6.8% and 6.1%, respectively.

Additionally, during the year ended December 31, 2011, we obtained non-recourse financing totaling $42.5 million, of which $10.0 million was limited-recourse to us, under certain conditions. These mortgage loans had a weighted-average annual interest rate and term of 5.2% and 5.9 years, respectively. Of the total financing, $20.0 million is secured by a hotel property acquired in 2008, $16.5 million is secured by three unleveraged investments acquired in connection with the Merger and $6.0 million bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

During 2011, we refinanced maturing non-recourse mortgage loans totaling $23.3 million with new non-recourse financing totaling $33.8 million, of which $6.0 million bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap. These mortgage loans had a weighted average annual interest rate and term of 6.1% and 9.6 years, respectively.

CPA®:16 – Global 2011 10-K — 90

Notes to Consolidated Financial Statements

In connection with obtaining our line of credit during the second quarter of 2011, as discussed above, we defeased eight loans with a fair value of $68.5 million and incurred a $2.5 million loss on extinguishment of debt.

Scheduled debt principal payments during each of the next five calendar years following December 31, 2011 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012	$110,815
2013	42,393
2014 (a)	333,949
2015	156,454
2016	242,627
Thereafter through 2031	1,061,381

1,947,619
Unamortized premium, net (b)	(4,840)

Total	$1,942,779

(a)	Includes $227.0 million outstanding under our line of credit, as discussed above, which is scheduled to mature in 2014 unless extended pursuant to its terms.
(b)	Represents the fair market value adjustment of $6.5 million described above, partially offset by a $1.7 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at December 31, 2011.

Note 12. Commitments and Contingencies

At December 31, 2011, we were not involved in any material litigation.

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

CPA®:16 – Global 2011 10-K — 91

Notes to Consolidated Financial Statements

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net investments in properties (a)	$8,368	$2,835	$28,058
Net investments in direct financing leases	2,317	6,759	2,279

Total impairment charges included in expenses	10,685	9,594	30,337
Equity investments in real estate (b)	3,833	1,046	3,598

Total impairment charges included in income from continuing operations	14,518	10,640	33,935
Impairment charges included in discontinued operations	12,978	214	25,621

Total impairment charges	$27,496	$10,854	$59,556

(a)	Includes charges recognized on intangible assets and liabilities related to net investments in properties (Note 8).
(b)	Other-than-temporary impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.

2011 Impairment Charges

Carrefour France, SAS

During the fourth quarter of 2011, we recognized an impairment charge of $7.5 million on a property leased to Carrefour France, SAS to reduce the carrying value of the property to its estimated fair value. At December 31, 2011, this property was classified as Net investment in properties in the consolidated financial statements.

Mountain City Meats Co., Inc.

During the fourth quarter of 2011, we incurred an impairment charge of $0.9 million on a property leased to Mountain City Meats Co. Inc., which filed for bankruptcy in September 2011, to reduce the carrying value of the property to its estimated fair value. The tenant vacated the property and rejected the lease in bankruptcy proceedings in January 2012. At December 31, 2011, this property was classified as Net investment in properties in the consolidated financial statements.

Other

During 2011, we recognized impairment charges of $2.3 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value.

Best Buy Stores, L.P.

During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $3.8 million to reduce the carrying value of several properties held by the venture to their estimated fair values based upon the potential sale of the properties by the venture, which was consummated in July 2011.

International Aluminum Corp.

During the second quarter of 2011, we recognized an impairment charge of $12.4 million in connection with several properties formerly leased to International Aluminum Corp. in order to reduce their carrying values to their estimated fair values in connection with the tenant filing for bankruptcy in May 2011. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011 and recognized a gain on deconsolidation of $1.2 million. For the year ended December 31, 2011, the results of operations of these properties are included in (Loss) income from discontinued operations in the consolidated financial statements.

CPA®:16 – Global 2011 10-K — 92

Notes to Consolidated Financial Statements

2010 Impairment Charges

The Talaria Company (Hinckley)

During 2010, we recognized impairment charges of $8.2 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, on a property leased to The Talaria Company (Hinckley) to reduce the carrying value of this investment to its estimated fair value based on a potential sale of the property which was not consummated. Of this impairment, $5.4 million was recognized on the building portion of the property accounted for as Net investments in direct financing leases, with the remaining $2.8 million recognized on the land portion of the property accounted for as Net investments in properties. At December 31, 2011, the land was classified as Net investments in properties and the building was classified as Net investment in direct financing leases in the consolidated financial statements.

Other

During 2010, we recognized impairment charges totaling $1.4 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value. We recognized other-than-temporary impairment charges totaling $1.1 million on two ventures to reflect the decline in the estimated fair value of the ventures’ underlying net assets in comparison with the carrying values of our interests in these ventures. Additionally, we recognized impairment charges totaling $0.2 million on three properties formerly leased to Fraikin SAS in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value. The results of operations of the properties formerly leased to Fraikin SAS including the impairment charge, are included in (Loss) income from discontinued operations in the consolidated financial statements.

2009 Impairment Charges

Foss Manufacturing Company, LLC

During 2009, we incurred impairment charges totaling $16.0 million in connection with a property leased to Foss Manufacturing Company, LLC as a result of a significant deterioration in the tenant’s financial outlook. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At December 31, 2011, this property was classified as Net investments in properties in the consolidated financial statements.

John McGavigan Limited

During 2009, we incurred an impairment charge of $5.3 million in connection with a property in the United Kingdom where the tenant, John McGavigan Limited, filed for bankruptcy in September 2009. We calculated the estimated fair value of this property based on a discounted cash flow analysis. At December 31, 2011, this property was classified as Net investment in properties in the consolidated financial statements.

Other

During 2009, we recognized impairment charges totaling $2.3 million on several properties accounted for as net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value.

Lindenmaier A.G.

During 2009, we recognized other-than-temporary impairment charges of $2.7 million to reduce the carrying value of a venture to the estimated fair value of its underlying net assets, which we assessed using a discounted cash flow analysis. The venture formerly leased property to Lindenmaier A.G., which filed for bankruptcy in the second quarter of 2009. This venture was classified as Equity investment in real estate in the consolidated financial statements at December 31, 2011.

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

CPA®:16 – Global 2011 10-K — 93

Notes to Consolidated Financial Statements

Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.

During 2009, we recognized impairment charges of $2.9 million and $6.8 million, respectively, related to two properties leased to Görtz & Schiele GmbH & Co., which filed for bankruptcy in November 2008. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease on one of the two properties with substantially the same terms, while the other property remained vacant. In April 2011, the vacant property was sold. At December 31, 2011, the property currently leased to SaarOTEC was classified as Net investments in properties in the consolidated financial statements. The results of operations of the property formerly leased to Goertz & Schiele Corp., including the impairment charge of $2.9 million, is included in (Loss) income from discontinued operations in the consolidated financial statements.

During 2009, we recognized an impairment charge of $15.7 million related to a property leased to Goertz & Schiele Corp., which filed for bankruptcy in September 2009. Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings in January 2010 and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010 (Note 17). The results of operations of the property formerly leased to Goertz & Schiele Corp., including the impairment charge, are included in (Loss) income from discontinued operations in the consolidated financial statements.

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

Note 14. Equity

Distributions

Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years Ended December 31,
	2011	2010	2009
Ordinary income	$0.41	$0.13	$0.18
Return of capital	—	0.53	0.48
Capital gains	0.25	—	—

Total distributions	$0.66	$0.66	$0.66

We declared a quarterly distribution of $0.1668 per share in December 2011, which was paid in January 2012 to shareholders of record at December 31, 2011 and of which 8.6% was deemed a taxable distribution for the year ended December 31, 2011. 38.2% of the taxable distribution amount was designated as long-term capital gain and 61.8% as ordinary income.

The following table presents distributions per share reported for tax purposes of CPA 16 Merger Sub, which was formed in 2011:

Year Ended December 31, 2011
Ordinary income	$0.30
Capital gains	0.22

Total distributions	$0.52

CPA®:16 – Global 2011 10-K — 94

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive Income

The following table presents Accumulated other comprehensive income in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2011	2010
Unrealized gain on marketable securities	$(53)	$39
Foreign currency translation adjustment	(28,387)	(4,747)
Unrealized loss on derivative instrument	(4,601)	(3,752)
Unrealized loss on marketable securities	(21)	—
Reclassification of cumulative foreign currency translation adjustment due to Carrefour acquisition (Note 5)	5,532	—

Accumulated other comprehensive income	$(27,530)	$(8,460)

Note 15. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Other than our acquisition of noncontrolling interests in three properties from CPA®:14 in connection with the CPA®:14 Property Sales (Note 3), there were no changes in our ownership interest in any of our consolidated subsidiaries for the year ended December 31, 2011.

Special Member Interest

In connection with the UPREIT Reorganization, we contributed substantially all of our assets and liabilities to the Operating Partnership, in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the Managing Member (representing our stockholders’ interest). The Special General Partner acquired a Special Member Interest of 0.015% in the Operating Partnership for $0.3 million entitling it to receive certain profit allocations and distributions of Available Cash Distribution and a Final Distribution. The Special General Partner may elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive a Final Distribution. As we have control of the Operating Partnership through our Managing Member’s interest, we consolidate the Operating Partnership in our financial results. The Available Cash Distribution is recognized as a component of Noncontrolling interests. During 2011, we paid $6.2 million of Available Cash Distributions to the Special General Partner.

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

The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2011	2010	2009
Beginning balance	$21,805	$337,397	$331,842
Foreign currency translation adjustment	(499)	(18,329)	5,555
Reduction in noncontrolling interest due to Hellweg 2 option exercise (Note 6)	—	(297,263)	—

Ending balance	$21,306	$21,805	$337,397

Note 16. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. Our subsidiary, CPA 16 Merger Sub, which is consolidated by the Operating Partnership, holds substantially all of our assets and has also elected to be taxed as a REIT. Our REIT status depends on the REIT status of CPA 16 Merger Sub. We believe we have operated, and we intend to continue

CPA®:16 – Global 2011 10-K — 95

Notes to Consolidated Financial Statements

to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$491	$375
Addition of CPA®:14 unrecognized tax benefit prior to Merger	409	—
Additions based on tax positions related to the current year	241	105
Additions for tax positions of prior years	95	71
Reductions for tax positions of prior years	(8)	(60)
Reductions for expiration of statute of limitations	(78)	—

Balance at end of year	$1,150	$491

At December 31, 2011, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2011 and 2010, we had $0.1 million and less than $0.1 million, respectively, of accrued interest related to uncertain tax positions.

Our provision for income taxes was $11.6 million, $4.8 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our current year provision is comprised primarily of our current foreign tax provision totaling $9.7 million, of which $5.2 million relates to our Hellweg 2 investment, $2.8 million relates to the Carrefour properties acquired in the Merger and $1.2 million relates to various German investments. We have no material federal income tax provision or deferred tax provision.

As of December 31, 2011 and 2010, we had net operating losses (“NOL”) in foreign jurisdictions of approximately $22.2 million and $24.6 million, respectively, translating to a deferred tax asset before valuation allowance of $5.5 million and $6.1 million, respectively. Our NOLs began expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2011 and 2010, $5.5 million and $6.1 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as TRSs. These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries has operated at a loss since inception until it became profitable in the fourth quarter of 2011. We have recorded a full valuation allowance for this subsidiary’s NOL carry-forwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.

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

CPA®:16 – Global 2011 10-K — 96

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$6,277	$6,043	$11,606
Expenses	(5,723)	(5,183)	(11,289)
Gain on deconsolidation of a subsidiary	1,167	7,082	—
Gain on sale of assets	81	—	7,634
(Loss) gain on extinguishment of debt	(369)	879	2,313
Impairment charges	(12,978)	(214)	(25,621)

(Loss) income from discontinued operations	$(11,545)	$8,607	$(15,357)

2011 — In April 2011, we sold a vacant property previously leased to Görtz & Schiele GmbH & Co. for $0.4 million, net of selling costs, and recognized a net loss of less than $0.1 million, inclusive of the impact of impairment charges recognized during fiscal 2009 totaling $2.9 million. All amounts are inclusive of the 50% interest in the venture owned by our affiliate as the noncontrolling interest partner. Amounts are based upon the exchange rate of the Euro at the date of sale.

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

In September 2011, we entered into an agreement to sell a Canadian property formerly leased to U.S. Aluminum of Canada, which also filed for bankruptcy in May 2011 and terminated its lease with us in bankruptcy proceedings, for approximately $5.1 million. We completed the sale of this property in October 2011 and used a portion of the proceeds to partially defease the non-recourse mortgage loan on this property. At September 30, 2011, this property was classified as Assets held for sale on our consolidated balance sheet.

In October 2011, we sold seven properties leased to Fraikin SAS, of which the results of operations of six properties are reflected as discontinued operations in the consolidated financial statements. These six properties were sold for $6.1 million, net of selling costs and we recognized a net gain on these sales of $0.5 million, inclusive of the impact of impairment charges recognized during 2011 and 2010 of less than $0.1 million and $0.2 million, respectively.

In December 2011, we entered into an agreement to sell three properties, which were acquired in the Merger. We completed the sale of these properties in January 2012 for approximately $3.0 million, net of selling costs. At December 31, 2011, the properties were classified as Assets held for sale on our consolidated balance sheet.

During 2011, we sold six properties acquired in the Merger for a total price of $45.3 million, net of selling costs. We prepaid the existing non-recourse mortgages on three of these properties totaling $9.6 million and incurred an aggregate prepayment penalty of $0.3 million. We recognized a net loss on the sales of $0.4 million, inclusive of the impact of impairment charges recognized during 2011 of less than $0.1 million. We also recognized lease termination income of $0.3 million and a net loss on the extinguishment of debt of less than $0.1 million. Amounts are based upon the applicable exchange rate at the date of sale.

2010 —We suspended debt service payments on the related non-recourse debt obligation after our tenant, Goertz & Schiele Corp., ceased making rent payments to us. Goertz & Schiele Corp. had filed for bankruptcy and, in January 2010, terminated its lease with us in bankruptcy proceedings, and we subsequently consented to a court order appointing a receiver. As we no longer had control over

CPA®:16 – Global 2011 10-K — 97

Notes to Consolidated Financial Statements

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

In November 2010, a building previously leased to Valley Diagnostic was foreclosed upon and subsequently sold by the bank to a third party for $2.0 million. We recognized a net gain on extinguishment of debt of $0.9 million, excluding impairment charges recognized in 2009 totaling $1.9 million.

2009 — In July and August 2009, we sold two domestic properties for $51.9 million, net of selling costs. We recognized a net gain on the sales of these properties totaling $7.6 million, excluding an impairment charge recognized in 2009 of $5.1 million on one of the properties (Note 13). Additionally, we recognized a net gain on extinguishment of debt of $2.3 million as a result of the lender releasing all liens on one of the properties in exchange for the sale proceeds.

Note 18. Segment Information

We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2011	Domestic	Foreign (a)	Total Company
Revenues	$192,970	$119,641	$312,611
Total long-lived assets (b)	1,874,784	987,256	2,862,040

Year Ended December 31, 2010	Domestic	Foreign (a)	Total Company
Revenues	$127,160	$102,248	$229,408
Total long-lived assets (b)	1,214,261	913,639	2,127,900

Year Ended December 31, 2009	Domestic	Foreign (a)	Total Company
Revenues	$123,647	$103,947	$227,594
Total long-lived assets (b)	1,235,053	988,496	2,223,549

(a)	Consists of operations in the European Union, Mexico, Canada and Asia.
(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate; and real estate under construction.

CPA®:16 – Global 2011 10-K — 98

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	June 30, 2011 (b)	September 30, 2011 (b)	December 31, 2011 (b)
Revenues (a)	$58,879	$80,602	$85,805	$87,325
Expenses (a)	(32,560)	(83,825)	(44,716)	(53,933)
Net income (loss)	7,783	(18,267)	25,667	6,110
Less: Net income attributable to noncontrolling interests	(1,960)	(1,392)	(2,447)	(4,092)
Less: Net income attributable to redeemable noncontrolling interests	(421)	(455)	(510)	(516)

Net income (loss) attributable to CPA®16—Global Shareholders	5,402	(20,114)	22,710	1,502

Earnings (loss) per share attributable to CPA®16 – Global Shareholders	0.04	(0.12)	0.11	0.02

Distributions declared per share	0.1656	0.1656	0.1662	0.1668

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$57,567	$56,779	$57,988	$57,074
Expenses (a)	(34,628)	(25,621)	(26,492)	(28,922)
Net income	14,412	16,185	15,773	12,868
Less: Net income attributable to noncontrolling interests	(2,007)	(1,885)	(656)	(357)
Less: Net income attributable to redeemable noncontrolling interests	(6,445)	(6,792)	(4,208)	(4,881)

Net income attributable to CPA®16—Global Shareholders	5,960	7,508	10,909	7,630

Earnings per share attributable to CPA®16—Global Shareholders	0.05	0.06	0.09	0.06

Distributions declared per share	0.1656	0.1656	0.1656	0.1656

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).
(b)	The results of operations for the second, third and fourth quarter of 2011 reflect the impact of the Merger.

CPA®:16 – Global 2011 10-K — 99

Notes to Consolidated Financial Statements

Note 20. Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the Merger had occurred on January 1, 2009 for the years ended December 31, 2011, 2010 and 2009. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

(Dollars in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Pro forma total revenues	$340,781	$344,953	$343,139
Pro forma income from continuing operations	58,233	82,019	57,523
Less: Income from continuing operations attributable to noncontrolling interests	(14,301)	(23,856)	(25,696)

Pro forma income from continuing operations attributable to CPA®:16—Global shareholders	$43,932	$58,163	$31,827

Pro forma earnings per share: (a)
Income from continuing operations attributable to CPA®:16 – Global shareholders	$0.22	$0.29	$0.16

(a)	The pro forma weighted-average shares outstanding for each of the years ended December 31, 2011, 2010 and 2009 totaled 200,259,685 shares and were determined as if all shares issued since our inception through December 31, 2011 were issued on January 1, 2009.

CPA®:16 – Global 2011 10-K — 100

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution and office facilities in Englewood, CA and industrial facility in Chandler, AZ	$7,151	$3,380	$8,885	$—	$3	$3,380	$8,888	$12,268	$1,676	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	13,224	9,800	19,960	—	(14,952)	4,454	10,354	14,808	2,973	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,421	2,247	—	—	633	2,880	—	2,880	—	Aug. 2004	N/A
Office facility in Tinton Falls, NJ	8,362	1,700	12,934	—	—	1,700	12,934	14,634	2,358	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	23,472	6,280	3,551	27,331	—	6,280	30,882	37,162	4,864	Sep. 2004	40 yrs.
Office facility in Southfield, MI	7,756	1,750	14,384	—	—	1,750	14,384	16,134	2,502	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	3,590	760	6,885	524	2	760	7,411	8,171	1,217	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	8,543	2,120	12,468	—	—	2,120	12,468	14,588	2,169	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	15,991	8,942	10,547	6,174	5,727	10,854	20,536	31,390	3,421	Jan. 2005	40 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	13,439	10,960	9,933	—	—	10,960	9,933	20,893	1,707	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Fernley, NV; Erwin, TN and Gainsville, TX	3,982	1,190	5,961	—	—	1,190	5,961	7,151	1,025	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	73,637	19,000	70,490	—	(308)	18,692	70,490	89,182	11,968	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME and Portsmouth, RI	9,844	20,130	—	—	(2,835)	17,295	—	17,295	—	May 2005	N/A
Industrial facilities in Peru, IL; Huber Heights, Lima and Sheffield, OH and Lebanon, TN and office facility in Lima, OH	16,325	1,720	23,439	—	—	1,720	23,439	25,159	3,882	May 2005	40 yrs.
Industrial facility in Cambridge, Canada	6,316	800	8,158	—	2,065	994	10,029	11,023	1,661	May 2005	40 yrs.
Education facility in Nashville, TN	5,967	200	8,485	140	—	200	8,625	8,825	1,395	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	—	390	3,227	6	2	390	3,235	3,625	522	Jul. 2005	40 yrs.

CPA®:16 – Global 2011 10-K — 101

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Warehouse/distribution facility in Norwich, CT	13,542	1,400	6,698	28,357	2	2,600	33,857	36,457	4,862	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	6,016	1,264	7,885	—	(5,288)	468	3,393	3,861	834	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,147	460	4,314	—	(728)	460	3,586	4,046	565	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	6,375	—	12,266	—	862	—	13,128	13,128	2,682	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	21,517	1,600	8,638	18,185	—	4,200	24,223	28,423	3,265	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA (e)	15,036	648	2,896	23,295	—	1,046	25,793	26,839	2,973	Dec. 2005	40 yrs.
Residential facility in Laramie, WY (e)	16,790	1,650	1,601	21,450	—	1,650	23,051	24,701	2,731	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilities in Houston, Weimar, Conroe and Odessa, TX	7,548	2,457	9,958	—	190	2,457	10,148	12,605	2,140	Mar. 2006	20 - 30 yrs.
Office facility in Greenville, SC	9,775	925	11,095	—	57	925	11,152	12,077	1,944	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit and Livingston, NJ	33,074	10,750	32,292	—	98	10,750	32,390	43,140	5,143	Apr. 2006	35 - 39 yrs.
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,625	1,900	5,882	—	—	1,900	5,882	7,782	809	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	9,528	500	14,651	—	—	500	14,651	15,151	2,645	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia	8,047	—	3,927	3,496	556	—	7,979	7,979	694	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	8,146	1,100	9,448	—	—	1,100	9,448	10,548	1,220	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,449	800	4,368	3,693	2,570	1,737	9,694	11,431	887	Oct. 2006	40 yrs.
Office facility in Washington, MI	29,199	7,500	38,094	—	—	7,500	38,094	45,594	4,841	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	8,843	1,248	10,921	—	(6,902)	465	4,802	5,267	879	Dec. 2006	40 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,703	335	5,816	—	—	335	5,816	6,151	739	Dec. 2006	40 yrs.
Various transportation and warehouse facilities throughout France	27,680	4,341	6,254	4,521	22,048	29,062	8,102	37,164	1,343	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,289	1,660	9,464	—	—	1,660	9,464	11,124	1,183	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	13,300	2,300	15,433	—	—	2,300	15,433	17,733	1,929	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,137	2,575	5,683	—	—	2,575	5,683	8,258	739	Dec. 2006	38 - 40 yrs.

CPA®:16 – Global 2011 10-K — 102

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Warehouse/distribution facilities in Atlanta, Doraville and Rockmart, GA	57,206	10,060	72,000	6,816	—	10,060	78,816	88,876	10,278	Feb. 2007	30 - 40 yrs.
Industrial facility in Tuusula, Finland	14,888	1,000	16,779	8	(467)	971	16,349	17,320	2,395	Mar. 2007	32 yrs.
36 Retail facilities throughout Germany	353,321	83,345	313,770	27,965	(18,745)	80,951	325,384	406,335	42,353	Apr. 2007	30 - 40 yrs.
Industrial facilities in Denver, CO and Nashville, TN	9,839	1,872	14,665	—	(854)	1,804	13,879	15,683	2,121	Jun. 2007, Jul. 2007	28 - 35 yrs.
Industrial facility in Sacramento, CA	30,060	—	42,478	3	—	—	42,481	42,481	4,691	Jul. 2007	40 yrs.
Industrial facility in Guelph, Canada	6,239	4,592	3,657	—	(4,452)	1,961	1,836	3,797	203	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,601	2,090	9,128	8	—	2,090	9,136	11,226	1,345	Jul. 2007	30 yrs.
Industrial facility in Beaverton, MI	2,039	70	3,608	—	16	70	3,624	3,694	514	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS and Baltimore, MD	28,019	4,890	78,288	—	(120)	4,770	78,288	83,058	10,438	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	16,171	1,950	20,975	—	—	1,950	20,975	22,925	2,098	Dec. 2007	40 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS and Dallas, TX and land in Eagan, MN	23,081	10,430	32,063	—	(764)	10,430	31,299	41,729	3,300	Mar. 2008	30 - 40 yrs.
Industrial facility in Ylamylly, Finland	8,980	58	14,220	1,519	(2,437)	48	13,312	13,360	1,108	Apr. 2008	40 yrs.
Industrial facility in Nurieux-Volognat, France	—	1,478	15,528	—	(6,652)	1,230	9,124	10,354	840	Jun. 2008	38 yrs.
Industrial facility in Windsor, CT	—	425	1,160	—	(188)	425	972	1,397	87	Jun. 2008	39 yrs.
Office and industrial facilities in Wolfach, Bunde and Dransfeld, Germany	—	2,554	13,492	—	(6,444)	2,122	7,480	9,602	873	Jun. 2008	30 yrs.
Warehouse/distribution facilities in Gyal and Herceghalom, Hungary	43,473	12,802	68,993	—	(6,441)	11,674	63,680	75,354	6,190	Jul. 2009	25 yrs.
Hospitality facility in Miami Beach, FL	—	6,400	42,156	35,441	—	6,400	77,597	83,997	2,433	Sep. 2009	40 yrs.
Sports facilities in Salt Lake City, UT and St. Charles, MO	6,743	3,789	2,226	—	—	3,789	2,226	6,015	51	May 2011	40 yrs.
Fitness and recreational facility in Houston, TX	4,000	1,397	1,596	—	—	1,397	1,596	2,993	42	May 2011	29.7 yrs.
Land in Scottsdale, AZ	6,779	10,731	—	—	—	10,731	—	10,731	—	May 2011	N/A
Warehouse/distribution facilities in Burlington, NJ and Manassas, VA	8,819	4,281	18,565	—	(10,164)	2,070	10,612	12,682	250	May 2011	40 yrs.

CPA®:16 – Global 2011 10-K — 103

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Industrial facility in Albuquerque, NM	4,874	1,762	3,270	—	—	1,763	3,269	5,032	74	May 2011	40 yrs.
Warehouse/distribution facilities in Monon, IN; Champlin, MN; Robbinsville, NJ; Radford, VA and North Salt Lake City, UT	4,479	6,020	18,121	—	—	6,020	18,121	24,141	414	May 2011	40 yrs.
Industrial facilities in Welcome, NC; Murrysville, PA and Wylie, TX	—	5,010	14,807	—	—	5,010	14,807	19,817	326	May 2011	40 yrs.
Warehouse/distribution facility in Rock Island, IL	—	2,171	3,421	—	—	2,171	3,421	5,592	77	May 2011	40 yrs.
Retail store in Torrance, CA	22,281	4,321	13,405	—	—	4,321	13,405	17,726	328	May 2011	40 yrs.
Office facility in Houston, TX	4,280	1,606	3,380	—	—	1,606	3,380	4,986	76	May 2011	40 yrs.
Industrial facility in Doncaster, United Kingdom	4,953	1,831	1,485	—	(294)	1,693	1,329	3,022	44	May 2011	21.7 yrs.
Retail and warehouse/distribution facilities in Johnstown and Whitehall, PA	4,870	5,296	11,723	—	—	5,296	11,723	17,019	301	May 2011	30.3 yrs.
Retail and warehouse/distribution facilities in York, PA	10,049	3,153	12,743	—	—	3,153	12,743	15,896	275	May 2011	40 yrs.
Industrial facility in Pittsburgh, PA	5,753	717	9,254	—	—	717	9,254	9,971	224	May 2011	40 yrs.
Warehouse/distribution facilities in Harrisburg, NC; Atlanta, GA; Cincinnati, OH and Elkwood, VA	11,493	5,015	9,542	—	—	5,015	9,542	14,557	212	May 2011	40 yrs.
Warehouse/distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville and St. Germain de Puy, France	74,592	16,575	81,145	—	(9,704)	13,891	74,125	88,016	2,554	May 2011	40 yrs.
Educational facilities in Chandler, AZ; Fleming Island, FL; Ackworth, GA; Hauppauge and Patchogue, NY; Sugar Land, TX; Hampton, VA and Silverdale, WA	5,619	3,827	5,044	—	—	3,827	5,044	8,871	134	May 2011	29.6 yrs.
Land in Midlothian, VA	1,648	2,709	—	—	—	2,709	—	2,709	—	May 2011	N/A
Retail facilities Fairfax, VA and Lombard, IL	11,542	5,650	19,711	—	—	5,650	19,711	25,361	451	May 2011	33.6 yrs.
Retail facilities in Kennesaw, GA and Leawood, KS	13,264	4,420	18,899	—	—	4,420	18,899	23,319	432	May 2011	40 yrs.
Retail facility in South Tulsa, OK	4,871	2,282	2,471	—	—	2,282	2,471	4,753	64	May 2011	30 yrs.
Industrial facilities in South Windsor and Manchester, CT	—	5,802	7,580	—	—	5,802	7,580	13,382	166	May 2011	N/A
Industrial and office facilities in Elgin, IL; Bozeman, MT and Nashville, TN	9,784	5,029	6,982	—	—	5,029	6,982	12,011	156	May 2011	40 yrs.

CPA®:16 – Global 2011 10-K — 104

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Warehouse/distribution facilities in Charlotte and Lincolnton, NC and Mauldin, SC	7,888	3,304	5,935	—	—	3,304	5,935	9,239	128	May 2011	40 yrs.
Warehouse/distribution facilities in Valdosta, GA and Johnson City, TN	9,819	3,112	8,451	—	—	3,112	8,451	11,563	192	May 2011	40 yrs.
Industrial and warehouse/distribution facilities in Westfield, MA	—	2,048	9,756	—	—	2,048	9,756	11,804	215	May 2011	34.7 yrs.
Warehouse/distribution and office facilities in Davenport, IA and Bloomington, MN	17,084	4,060	8,258	—	—	4,061	8,257	12,318	177	May 2011	40 yrs.
Industrial facility in Gorinchem, Netherlands	5,159	5,518	1,617	—	(1,036)	4,824	1,275	6,099	6	May 2011	40 yrs.
Educational facilities in Union, NJ; Allentown and Philadelphia, PA and Grand Prairie, TX	—	3,960	5,055	—	—	3,960	5,055	9,015	110	May 2011	40 yrs.
Industrial facility in Salisbury, NC	6,054	3,723	4,053	—	—	3,723	4,053	7,776	88	May 2011	40 yrs.
Industrial facility in San Clemente, CA	—	3,199	7,694	—	—	3,199	7,694	10,893	181	May 2011	40 yrs.
Industrial and office facilities in Rome, GA; Plymouth, MI and Twinsburg, OH	—	3,345	10,370	—	—	3,345	10,370	13,715	230	May 2011	40 yrs.
Office facilities in Lindon, UT	—	1,441	3,116	—	—	1,441	3,116	4,557	69	May 2011	40 yrs.
Industrial facility in Milford, OH	—	1,234	3,558	—	—	1,234	3,558	4,792	78	May 2011	40 yrs.
Office facility in Lafayette, LA	2,070	874	1,137	—	—	874	1,137	2,011	25	May 2011	40 yrs.
Industrial facility in Richmond, MO	6,000	1,977	2,107	—	—	1,977	2,107	4,084	46	May 2011	34.8 yrs.
Warehouse/distribution facility in Dallas, TX	6,739	665	3,587	—	—	665	3,587	4,252	91	May 2011	30.8 yrs.
Office facility in Turku, Finland	38,238	1,950	31,151	—	(4,179)	1,705	27,217	28,922	460	May 2011	40 yrs.
Industrial, warehouse/distribution and office facilities in Waterloo, WI	—	3,852	3,384	—	—	3,852	3,384	7,236	142	May 2011	20.3 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan and Texas	19,923	3,671	9,056	—	—	3,671	9,056	12,727	197	May 2011	40 yrs.
Industrial and warehouse facilities in Burbank, CA and Las Vegas, NV	4,229	2,143	4,420	—	—	2,143	4,420	6,563	106	May 2011	40 yrs.
Warehouse/distribution, office and industrial facilities in Perris, CA; Eugene, OR; West Jordan, UT and Tacoma, WA	—	4,374	5,049	—	—	4,375	5,048	9,423	109	May 2011	40 yrs.
Industrial facility in Carlsbad, CA	—	1,233	2,714	1,038	—	1,233	3,752	4,985	89	May 2011	30.8 yrs.

CPA®:16 – Global 2011 10-K — 105

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Multiplex motion picture theater in Port St. Lucie and Pensacola, FL	7,411	4,837	4,493	—	—	4,837	4,493	9,330	99	May 2011	40 yrs.
Theater in Hickory Creek, TX	3,618	1,923	4,045	—	—	1,923	4,045	5,968	91	May 2011	34 yrs.
Industrial facilities in Fort Dodge, IN and Oconomowoc, WI	—	2,002	6,056	—	—	2,002	6,056	8,058	212	May 2011	23.5 yrs.
Industrial facility in Mesa, AZ	—	3,236	2,681	—	—	3,236	2,681	5,917	59	May 2011	34.5 yrs.
Industrial facility in North Amityville, NY	—	3,657	6,153	—	—	3,657	6,153	9,810	142	May 2011	40 yrs.
Warehouse/distribution facilities in Greenville, SC	—	1,413	6,356	—	—	1,413	6,356	7,769	181	May 2011	27.8 yrs.
Industrial facilities in Clinton Township, MI and Upper Sandusky, OH	8,119	2,575	7,507	—	(556)	2,491	7,035	9,526	152	May 2011	40 yrs.
Land in Elk Grove Village, IL	1,075	1,911	—	—	—	1,911	—	1,911	—	May 2011	N/A
Office facility in Houston, TX	—	1,115	5,837	—	—	1,115	5,837	6,952	132	May 2011	40 yrs.
Industrial facility in Shelburne, VT	—	1,087	1,626	—	—	1,088	1,625	2,713	41	May 2011	30.6 yrs.
Industrial facilities in City of Industry, CA; Florence, KY; Chelmsford, MA and Lancaster, TX	—	3,743	7,468	—	—	3,744	7,467	11,211	163	May 2011	7 - 40 yrs.

	$1,447,822	$467,374	$1,657,911	$209,970	$(69,679)	$476,790	$1,788,786	$2,265,576	$190,316

CPA®:16 – Global 2011 10-K — 106

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	(Decrease) Increase in Net	Gross Amount at which Carried at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$14,379	$6,908	$21,012	$—	$(2,664)	$25,256	May 2004
Industrial facility in Alberta, Calgary, Canada	2,149	—	3,468	41	846	4,355	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA and Martinsburg, WV; warehouse/distribution facility in Fair Bluff, NC	13,729	2,980	29,191	—	(1,249)	30,922	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	16,047	4,279	26,628	50	(3,711)	27,246	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	18,342	—	38,189	—	(5,962)	32,227	May 2005
Warehouse/distribution and office facilities in Newbridge, United Kingdom	13,679	3,602	21,641	3	(4,049)	21,197	Dec. 2005
Office facility in Marktheidenfeld, Germany	14,110	1,534	22,809	—	(1,457)	22,886	May 2006
Retail facilities in Socorro, El Paso and Fabens, TX	13,753	3,890	19,603	31	(1,836)	21,688	Jul. 2006
Various transportation and warehouse facilities in France	20,504	23,524	33,889	6,814	(37,692)	26,535	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	24,178	13,291	26,417	68	(3,637)	36,139	Dec. 2006
Retail facility in Gronau, Germany	3,885	414	3,789	—	(199)	4,004	Apr. 2007
Industrial facility in St. Ingbert, Germany	—	1,610	29,466	—	(3,795)	27,281	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,293	56	3,528	—	(8)	3,576	Oct. 2007
Industrial facility in Elma, WA	3,730	1,300	5,261	—	(807)	5,754	Feb. 2008
Industrial facility in Eagan, MN	4,654	—	8,267	—	(517)	7,750	Mar. 2008
Industrial facility in Monheim, Germany	—	2,210	10,654	—	(3,055)	9,809	Jun. 2008
Office facility in Scottsdale, AZ	27,518	—	43,779	—	(220)	43,559	May 2011
Industrial facility in Dallas, TX	—	2,160	10,770	—	(10)	12,920	May 2011
Industrial and manufacturing facilities in Old Fort and Albemarie, NC; Holmesville, OH and Springfield, TN	—	6,801	21,559	—	(65)	28,295	May 2011
Multiplex theater facility in Midlothian, VA	9,453	—	15,781	—	(243)	15,538	May 2011
Educational facility in Mooresville, NC	4,694	1,913	15,997	—	(194)	17,716	May 2011
Multiplex motion picture theater in Pensacola, FL	7,414	—	12,551	—	—	12,551	May 2011
Industrial facility in Ashburn Junction, VA	—	2,965	18,475	—	(82)	21,358	May 2011
Warehouse/distribution facility in Elk Grove Village, IL	4,824	—	8,660	—	(86)	8,574	May 2011

	$219,335	$79,437	$451,384	$7,007	$(70,692)	$467,136

		Initial Cost to Company			Costs Capitalized	Decrease	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Operating Real Estate:
Hotel in Bloomington, MN	$19,889	$3,976	$7,492	$—	$35,904	$—	$3,976	$38,456	$4,940	$47,372	$6,674	Sep. 2006	40 yrs.
Hotel in Memphis, TN	27,400	4,320	29,929	3,635	2,946	(3,115)	4,320	29,760	3,635	37,715	6,149	Sep. 2007	30 yrs.

	$47,289	$8,296	$37,421	$3,635	$38,850	$(3,115)	$8,296	$68,216	$8,575	$85,087	$12,823

CPA®:16 – Global 2011 10-K — 107

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

(a)	Includes unamortized discount on a mortgage note.
(b)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(c)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.
(d)	Reconciliation of real estate and accumulated depreciation (see below).
(e)	Represents a triple-net lease to a tenant for student housing.

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$1,730,421	$1,696,872	$1,661,160
Additions	647,129	6,432	102,303
Reclassification from real estate under construction	—	82,513	8,525
Reclassification from (to) direct financing lease, operating real estate, intangible or other assets	—	6	1,073
Deconsolidation of real estate asset	(40,153)	(7,271)	—
Reclassification to assets held for sale	(2,903)	(398)	—
Impairment charges	(19,748)	(2,835)	(46,531)
Dispositions	(24,751)	(4,021)	(45,139)
Foreign currency translation adjustment	(24,419)	(40,877)	15,481

Balance at close of year	$2,265,576	$1,730,421	$1,696,872

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$145,957	$112,385	$76,943
Depreciation expense	51,376	37,555	36,719
Dispositions	(570)	(369)	(2,007)
Deconsolidation of real estate asset	(3,617)	(1,373)	—
Reclassification to assets held for sale	(52)	(129)	—
Foreign currency translation adjustment	(2,778)	(2,112)	730

Balance at close of year	$190,316	$145,957	$112,385

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$84,772	$83,718	$82,667
Additions	315	1,054	1,051

Balance at close of year	$85,087	$84,772	$83,718

CPA®:16 – Global 2011 10-K — 108

	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$9,623	$6,448	$3,306
Depreciation expense	3,200	3,175	3,142

Balance at close of year	$12,823	$9,623	$6,448

At December 31, 2011, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $2.4 billion.

CPA®:16 – Global 2011 10-K — 109

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

at December 31, 2011

(dollars in thousands)

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
Description	Interest Rate	Final Maturity Date	Face Amount of Mortgage	Carrying Amount of Mortgage
Note receivable issued to venture partner—Hellweg 2 transaction (a) (b)	8.0%	Apr. 2017	$304,841	$21,308

Construction line of credit provided to Ryder Properties, LLC (b) (c)	8.0% and 3.3%	Feb. 2012	23,917	23,917
Subordinated mortgage collateralized by properties occupied by Reyes Holding, LLC (b)	6.3%	Feb. 2015	9,504	9,783
Seller financed interest only note issued by Pembroke Aurora, LLC	9.0%	Apr. 2012	700	486

			$338,962	$55,494

(a)	Amounts are based on the exchange rate of the local currencies at December 31, 2011.
(b)	Balloon payments equal to the face amount of the loan are due at maturity.
(c)	Two notes comprise the outstanding balance at December 31, 2011. The interest rates represent the applicable annual interest rate at December 31, 2011. Mortgage face and carrying values represent amounts funded on total commitment of $23.9 million and interest accrued on the outstanding balance to date.

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

(in thousands)

	$000,000,000	$000,000,000	$000,000,000
	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$55,504	$362,707	$351,200
Additions	700	8,349	5,917
Accretion of principal	49	40	41
Amortization of premium	—	—	(6)
Reduction in Hellweg 2 note receivable due to put option exercise (a)	—	(297,263)	—
Repayments	(260)	—	—
Foreign currency translation adjustment	(499)	(18,329)	5,555

Balance at close of year	$55,494	$55,504	$362,707

(a)	During 2010, we and our affiliates exercised an option to acquire an additional interest in a venture from an unaffiliated third party. In this option exercise, we reduced the third party’s note receivable with us by $297.3 million (Note 6).

CPA®:16 – Global 2011 10-K — 110

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

CPA®:16 – Global 2011 10-K — 111

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:16 – Global 2011 10-K — 112

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

(3)	Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

2.2	Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.3	Pledge Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 Merger Sub Inc. and the other pledgors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties. Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.4	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.5	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 by W. P. Carey & Co. LLC, Commission File No. 001-13779

2.6	Agreement and Plan of Merger, dated as of December 13, 2010, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 Acquisition Inc., CPA 16 Holdings, Inc., CPA 16 Merger Sub Inc., Corporate Property Associates 14 Incorporated, CPA 14 Sub Inc., W. P. Carey & Co. LLLC and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

CPA®:16 – Global 2011 10-K — 113

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.2	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from Corporate Property Associates 16 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, (vii) Notes to Schedule III, (viii) Schedule IV – Mortgage Loans on Real Estate, and (ix) Notes to Schedule IV.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 2011 10-K — 114

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated

Date February 29, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond Trevor P. Bond	Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/s/ Hisham A. Kader Hisham A. Kader	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 29, 2012

/s/ Marshall E. Blume Marshall E. Blume	Director	February 29, 2012

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	February 29, 2012

/s/ Richard J. Pinola Richard J. Pinola	Director	February 29, 2012

/s/ James D. Price James D. Price	Director	February 29, 2012

CPA®:16 – Global 2011 10-K — 115

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
2.1	Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011)

2.2	Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.3	Pledge Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 Merger Sub Inc. and the other pledgors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties. Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.4	Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

2.5	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V.	Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 by W. P. Carey & Co. LLC, Commission File No. 001-13779

2.6	Agreement and Plan of Merger, dated as of December 13, 2010, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 Acquisition Inc., CPA 16 Holdings, Inc., CPA 16 Merger Sub Inc., Corporate Property Associates 14 Incorporated, CPA 14 Sub Inc., W. P. Carey & Co. LLLC and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V.	Incorporated by reference to the Current Report on Form 8-K filed December 14, 2010

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-Effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 16 – Global Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.2	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 16 – Global Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following materials from Corporate Property Associates 16 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, (vii) Notes to Schedule III, (viii) Schedule IV – Mortgage Loans on Real Estate, and (ix) Notes to Schedule IV.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.