Form 10-Q
period 2012-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2012-05-08
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant has 202,050,003 shares of common stock, $0.001 par value, outstanding at May 1, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012 (the “2011 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

CPA® :16 – Global 3/31/2012 10-Q — 1

PART I

Item  1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $431,465 and $419,462, respectively)	$2,272,595	$2,265,576
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,341	85,087
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $52,804 and $48,814, respectively)	(218,941)	(203,139)

Net investments in properties	2,138,995	2,147,524
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $49,132 and $48,577, respectively)	472,199	467,136
Equity investments in real estate	245,052	244,303
Assets held for sale (inclusive of amounts attributable to consolidated VIEs of $8,068 and $0, respectively)	8,068	3,077

Net investments in real estate	2,864,314	2,862,040
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $21,946 and $21,306, respectively)	32,123	55,494
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $12,234 and $14,812, respectively)	82,900	109,694
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $24,417 and $24,025, respectively)	501,204	520,401
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $7,135 and $6,937, respectively)	22,856	23,037
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $3,117 and $3,410, respectively)	77,088	74,268

Total assets	$3,580,485	$3,644,934

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $427,527 and $413,555, respectively)	$1,709,843	$1,715,779
Line of credit	173,000	227,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $17,364 and $15,000, respectively)	48,133	44,901
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $11,266 and $10,462, respectively)	92,567	91,498
Due to affiliates	5,495	9,756
Distributions payable	33,708	33,411

Total liabilities	2,062,746	2,122,345

Redeemable noncontrolling interest	21,946	21,306

Commitments and contingencies (Note 11)

Equity:
CPA®:16 – Global shareholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 212,994,478 and 211,462,089 shares, issued and outstanding, respectively	213	211
Additional paid-in capital	1,947,539	1,934,291
Distributions in excess of accumulated earnings	(409,313)	(382,913)
Accumulated other comprehensive loss	(20,339)	(27,530)
Less, treasury stock at cost, 11,188,487 and 11,202,404 shares, respectively	(99,885)	(100,002)

Total CPA®:16 – Global shareholders’ equity	1,418,215	1,424,057
Noncontrolling interests	77,578	77,226

Total equity	1,495,793	1,501,283

Total liabilities and equity	$3,580,485	$3,644,934

See Notes to Consolidated Financial Statements.

CPA® :16 – Global 3/31/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$62,977	$43,915
Interest income from direct financing leases	10,081	6,743
Other operating income	2,591	1,390
Interest income on notes receivable	1,172	745
Other real estate income	6,408	6,088

	83,229	58,881

Operating Expenses
General and administrative	(4,729)	(4,783)
Depreciation and amortization	(26,532)	(15,076)
Property expenses	(9,860)	(8,183)
Other real estate expenses	(4,839)	(4,521)
Impairment charges	(495)	-

	(46,455)	(32,563)

Other Income and Expenses
Income from equity investments in real estate	7,544	4,317
Other income and (expenses)	862	793
Loss on extinguishment of debt	(507)	-
Interest expense	(27,452)	(20,614)

	(19,553)	(15,504)

Income from continuing operations before income taxes	17,221	10,814
Provision for income taxes	(4,098)	(2,975)

Income from continuing operations	13,123	7,839

Discontinued Operations
Income (loss) from operations of discontinued properties	516	(56)
Loss on sale of real estate	(2,191)	-

Loss from discontinued operations	(1,675)	(56)

Net Income	11,448	7,783
Less: Net income attributable to noncontrolling interests	(3,773)	(1,960)
Less: Net income attributable to redeemable noncontrolling interests	(355)	(421)

Net Income Attributable to CPA®:16 – Global Shareholders	$7,320	$5,402

Earnings Per Share
Income from continuing operations attributable to CPA®:16 – Global shareholders	$0.04	$0.04
Loss from discontinued operations attributable to CPA®:16 – Global shareholders	(0.01)	—

Net income attributable to CPA®:16 – Global shareholders	$0.03	$0.04

Weighted Average Shares Outstanding	201,306,287	126,546,584

Amounts Attributable to CPA®:16 – Global Shareholders
Income from continuing operations, net of tax	$8,995	$5,480
Loss from discontinued operations, net of tax	(1,675)	(78)

Net income	$7,320	$5,402

Distributions Declared Per Share	$0.1670	$0.1656

See Notes to Consolidated Financial Statements.

CPA® :16 – Global 3/31/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$11,448	$7,783
Other Comprehensive Income:
Foreign currency translation adjustments	10,119	15,338
Change in unrealized appreciation on marketable securities	(17)	(6)
Change in unrealized (loss) gain on derivative instruments	(1,095)	1,294

	9,007	16,626

Comprehensive Income	20,455	24,409

Amounts Attributable to Noncontrolling Interests:
Net income	(3,773)	(1,960)
Foreign currency translation adjustments	(1,176)	(3,662)

Comprehensive income attributable to noncontrolling interests	(4,949)	(5,622)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(355)	(421)
Foreign currency translation adjustments	(640)	(1,391)

Comprehensive income attributable to redeemable noncontrolling interests	(995)	(1,812)

Comprehensive Income Attributable to CPA®:16 – Global Shareholders	$14,511	$16,975

See Notes to Consolidated Financial Statements.

CPA® :16 – Global 3/31/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows — Operating Activities
Net income	$11,448	$7,783
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	28,295	15,464
Income from equity investments in real estate in excess of distributions received	(3,096)	(583)
Issuance of shares to affiliate in satisfaction of fees due	4,781	2,939
Loss on sale of real estate	2,191	-
Unrealized gain on foreign currency transactions and others	(910)	(832)
Realized loss on foreign currency transactions and others	206	66
Straight-line rent adjustment and amortization of rent-related intangibles	2,407	(116)
Loss on extinguishment of debt	507	-
Impairment charges	495	-
Net changes in other operating assets and liabilities	188	2,678

Net cash provided by operating activities	46,512	27,399

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	4,047	768
Acquisitions of real estate and other capital expenditures	(253)	(359)
Cash acquired on issuance of additional shares in subsidiary (a)	-	7,121
Funding/purchases of notes receivable	42	-
Proceeds from sale of real estate	11,753	-
Funds placed in escrow	(1,651)	(517)
Funds released from escrow	2,449	336
Payment of deferred acquisition fees to an affiliate	(1,633)	(1,911)
Proceeds from repayment of notes receivables	24,021	-

Net cash provided by investing activities	38,775	5,438

Cash Flows — Financing Activities
Distributions paid	(33,423)	(20,825)
Contributions from noncontrolling interests	2,754	353
Distributions to noncontrolling interests	(7,811)	(3,047)
Scheduled payments of mortgage principal	(21,613)	(7,079)
Prepayments of mortgage principal	(17,919)	-
Proceeds from mortgage financing	11,075	-
Repayments of line of credit	(54,000)	-
Funds placed in escrow	(423)	58
Funds released from escrow	422	(8)
Deferred financing costs and mortgage deposits	(772)	22
Proceeds from issuance of shares, net of issuance costs	8,469	7,476
(Cancellation) purchase of treasury stock	117	(2,725)

Net cash used in financing activities	(113,124)	(25,775)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,043	2,183

Net (decrease) increase in cash and cash equivalents	(26,794)	9,245
Cash and cash equivalents, beginning of period	109,694	59,012

Cash and cash equivalents, end of period	$82,900	$68,257

(Continued)

CPA® :16 – Global 3/31/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Non-cash investing activities

(a)

In January 2011, we acquired 10 properties, the “Carrefour” properties, from Corporate Property Associates 14 Incorporated (“CPA®:14”) in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million. The newly issued equity in our subsidiary, which is in substance real estate, resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger (Note 1). As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011. This non-cash transaction consisted of the acquisition and assumption of certain assets and liabilities, respectively, and an increase in noncontrolling interest at fair value as follows:

Carrefour
Assets acquired at fair value:
Investments in real estate	$97,722
Intangible assets	48,029
Other assets, net	154
Liabilities assumed at fair value:
Non-recourse debt	(81,671)
Accounts payable, accrued expenses and other liabilities	(1,193)
Prepaid and deferred rental income and security deposits	(96)
Amounts attributable to noncontrolling interests	(70,066)

Net liabilities assumed excluding cash	(7,121)

Cash acquired on issuance of additional shares in subsidiary	$(7,121)

CPA®:16 – Global 3/31/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2012, our portfolio was comprised of our full or partial ownership interests in 506 properties, substantially all of which were triple-net leased to 147 tenants, and totaled approximately 48 million square feet (on a pro rata basis), with an occupancy rate of approximately 96%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

On May 2, 2011, CPA®:14 merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), one of our consolidated subsidiaries (the “Merger”), based on an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010.

Following the consummation of the Merger, we implemented an internal reorganization pursuant to which CPA®:16 – Global was reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT reorganization”) to hold substantially all of its assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a newly formed Delaware limited liability company subsidiary. At March 31, 2012, CPA®:16 – Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

During the first quarter of 2012, as a result of restructuring our lease with Production Resource Group (“PRG”), we determined that our consolidated lessor subsidiary was a VIE as PRG has the right to repurchase the property during the term of its lease at a fixed price. We determined that we would continue to consolidate this entity as we remain its primary beneficiary.

CPA® :16 – Global 3/31/2012 10-Q — 7

Notes to Consolidated Financial Statements

Information about International Geographic Areas

For the periods presented, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$28,895	$26,767

	March 31, 2012	December 31, 2011
Net investments in real estate	$1,003,945	$987,256

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on a quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Note 3. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us. On May 2, 2011, following the Merger, we amended the agreement to reflect the UPREIT Reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged. The advisor is also entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. The agreement, which is currently in place, is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated which was announced on February 21, 2012. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

CPA® :16 – Global 3/31/2012 10-Q — 8

Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2012	2011
Amounts included in operating expenses:
Asset management fees (a) (b)	$4,701	$2,941
Performance fees (a)	-	2,941
Distributions of available cash (a)	4,281	-
Personnel reimbursements (b) (c)	1,626	945
Office rent reimbursements (b) (c)	311	192

	$10,919	$7,019

	March 31, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees	$1,757	$3,391
Subordinated disposition fees (d)	1,116	1,116

	$2,873	$4,507

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2012, the advisor elected to receive 50% of its asset management fees in cash and 50% in stock. For 2011, prior to the Merger, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in shares of our common stock, with the remaining 20% payable in cash. Subsequent to the Merger, the advisor elected to receive its asset management fees in shares of our common stock. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, beginning on May 2, 2011 we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution. At March 31, 2012, the advisor owned 36,385,916 shares, or 18.0%, of our common stock.
(b)	These expenses are impacted by an increase in revenues and assets under management as a result of the Merger.
(c)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through March 31, 2012, our current share of future annual minimum lease payments would be $1.0 million annually through 2016.
(d)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

Jointly Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 25% to 90%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$477,341	$476,790
Buildings	1,795,254	1,788,786
Less: Accumulated depreciation	(205,312)	(190,316)

	$2,067,283	$2,075,260

CPA® :16 – Global 3/31/2012 10-Q — 9

Notes to Consolidated Financial Statements

We did not acquire any properties during the three months ended March 31, 2012. In the Merger, we acquired 177 properties, of which 23 have been subsequently disposed of and one has been reclassified to Assets held for sale.

During the first quarter of 2012, we recognized an impairment charge of $0.5 million on a property formerly leased to New Creative Enterprises to reduce its carrying value to its estimated fair value. Assets disposed of during the three months ended March 31, 2012 are discussed in Note 14.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$8,296	$8,296
Buildings	68,417	68,216
Furniture, fixtures & equipment	8,628	8,575
Less: Accumulated depreciation	(13,629)	(12,823)

	$71,712	$72,264

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

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property entity that in turn acquired a 24.7% ownership interest in a limited partnership and a lending investment that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending entity will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $21.9 million and $21.3 million, inclusive of our affiliates’ noncontrolling interest of $16.3 million and $15.8 million at March 31, 2012 and December 31, 2011, respectively.

Other

In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of the London Inter-bank Offered Rate, or “LIBOR,” plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8.0%, respectively, both with maturity dates of December 2011. The maturity date for both loans was extended to February 2012, with the interest rate on the first loan fixed at 8.0%. At December 31, 2011, the aggregate balance of these notes receivable was $23.9 million. Both loans were subsequently repaid in full in January 2012.

We had a B-note receivable that totaled $9.8 million at March 31, 2012 and December 31, 2011 with a fixed annual interest rate of 6.3% and a maturity date of February 2015.

In addition, in connection with the Merger, we acquired three notes receivable. Two of these notes were repaid during 2011. The remaining note totaled $0.4 million at March 31, 2012 and December 31, 2011.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2012 and December 31, 2011, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million at both March 31, 2012 and December 31, 2011. Additionally, there

CPA® :16 – Global 3/31/2012 10-Q — 10

Notes to Consolidated Financial Statements

have been no modifications of finance receivables during the three months ended March 31, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2012.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	2	2	$51,200	$51,309
2	4	4	70,390	69,318
3	15	15	254,166	250,523
4	6	6	96,443	95,986
5	-	-	-	-

			$472,199	$467,136

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	-	-	$-	$-
2	1	2	9,794	9,784
3	2	2	22,329	21,793
4	-	1	-	23,917
5	-	-	-	-

			$32,123	$55,494

Note 6. Equity Investments in Real Estate

We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated investments, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

CPA® :16 – Global 3/31/2012 10-Q — 11

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Carrying Value at
		March 31, 2012	December 31, 2011
True Value Company	50%	$44,293	$44,887
The New York Times Company	27%	33,337	32,960
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	31,688	31,886
Advanced Micro Devices, Inc. (a)	67%	31,302	32,185
Schuler A.G. (a) (b)	33%	21,751	20,951
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	21,302	20,460
The Upper Deck Company	50%	9,869	9,880
TietoEnator Plc (b)	40%	6,556	6,271
Del Monte Corporation	50%	6,546	6,868
Frontier Spinning Mills, Inc.	40%	6,271	6,255
Police Prefecture, French Government (b)	50%	5,608	5,537
Actebis Peacock GmbH (b)	30%	4,680	4,638
Pohjola Non-life Insurance Company (b)	40%	4,483	4,662
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (b) (c)	33%	3,359	4,155
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	3,318	3,485
OBI A.G. (b)	25%	3,202	3,310
Actuant Corporation (b)	50%	2,571	2,618
Thales S.A. (b) (d)	35%	2,193	512
Consolidated Systems, Inc. (a)	40%	2,069	2,092
Talaria Holdings, LLC	27%	654	691

		$245,052	$244,303

(a)	Represents a tenancy-in-common interest, under which the entity is under common control by us and our investment partner.
(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(c)	In February 2012, one property was sold and the proceeds were distributed to the partners in that investment, of which our share was $1.3 million.
(d)	In February 2012, the entity received $4.8 million of lease termination income from the former tenant and distributed the proceeds to the investment partners, of which our share was $1.7 million.

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	March 31, 2012	December 31, 2011
Assets	$1,636,003	$1,623,578
Liabilities	(1,062,201)	(1,060,503)

Partners’/members’ equity	$573,802	$563,075

CPA® :16 – Global 3/31/2012 10-Q — 12

Notes to Consolidated Financial Statements

	Three Months Ended March 31,
	2012	2011
Revenues	$47,158	$36,703
Expenses	(22,912)	(22,026)

Net income from continuing operations	$24,246	$14,677

Net income attributable to the equity method investments(a)	$25,222	$14,677

(a)	In February 2012, the Barth Europa Transporte e.K/MSR Technologies GmbH entity sold one property for $4.0 million and recognized a gain on sale of $1.0 million.

We recognized income from equity investments in real estate of $7.5 million and $4.3 million for the three months ended March 31, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $541.9 million, which are being amortized over periods ranging from 4 years to 40 years. There were no intangible assets or liabilities recorded during the three months ended March 31, 2012. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Amortizable Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,346)	(1,483)

	1,768	1,631

Lease intangibles:
In-place lease	365,710	366,886
Tenant relationship	33,996	33,622
Above-market rent	201,772	202,693
Below-market ground lease	6,849	6,611
Less: accumulated amortization	(108,891)	(91,042)

Total intangible assets	499,436	518,770

	$501,204	$520,401

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(66,449)	$(65,812)
Less: accumulated amortization	10,481	9,400

	$(55,968)	$(56,412)

Net amortization of intangibles, including the effect of foreign currency translation, was $17.2 million and $4.5 million for the three months ended March 31, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization.

CPA® :16 – Global 3/31/2012 10-Q — 13

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at March 31, 2012, scheduled net annual amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$42,524
2013	54,111
2014	54,111
2015	51,757
2016	40,531
Thereafter	202,202

$445,236

Note 8. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities that do not fall into Level 1 or Level 2.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted average ranges.

Restricted Securities — Our restricted securities are comprised of Canadian Treasury securities obtained in connection with the defeasance of a loan. These investments were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets are comprised of foreign currency collars and an interest rate cap, as well as an embedded credit derivative and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. The foreign currency collars and interest rate cap were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. Our embedded credit derivative and stock warrants are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

Other Securities — Our other securities are comprised of our interest in a commercial mortgage loan securitization (“CCMT”), our investments in equity units in Rave Reviews Cinemas, LLC and our interest in an interest-only senior note. These assets are not traded in an active market. We estimated the fair value of these investments using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a weighted average range of 7% - 10%. Significant increases or decreases to this input in isolation would result in significant change in the fair value measurements.

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

CPA® :16 – Global 3/31/2012 10-Q — 14

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated entities (in thousands):

Description	Total	Fair Value Measurements at March 31, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted securities	$4,333	$4,333	$-	$-
Other securities:
CCMT	12,257	-	-	12,257
Rave reviews	1,351	-	-	1,351
Senior note	1,154	-	-	1,154
Derivative assets	2,029	-	868	1,161

Total	$21,124	$4,333	$868	$15,923

Liabilities:
Derivative liabilities	$(4,087)	$-	$(4,087)	$-

Total	$(4,087)	$-	$(4,087)	$-

Description	Total	Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$10	$10	$-	$-
Restricted securities	4,303	4,303	-	-
Other securities:
CCMT	12,803	-	-	12,803
Rave reviews	1,351	-	-	1,351
Senior note	1,256	-	-	1,256
Derivative assets	2,384	-	1,194	1,190

Total	$22,107	$4,313	$1,194	$16,600

Liabilities:
Derivative liabilities	$(4,155)	$-	$(4,155)	$-

Total	$(4,155)	$-	$(4,155)	$-

CPA® :16 – Global 3/31/2012 10-Q — 15

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$15,410	$1,190	$16,600	$1,553	$1,369	$2,922
Total gains or losses (realized and unrealized):
Included in earnings	-	(29)	(29)	-	(37)	(37)
Included in other comprehensive income (loss)	(7)	-	(7)	(6)	1	(5)
Amortization and accretion	(641)	-	(641)	(83)	-	(83)

Ending balance	$14,762	$1,161	$15,923	$1,464	$1,333	$2,797

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$(29)	$(29)	$-	$(37)	$(37)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments, which we classify as Level 2, had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt	$1,709,843	$1,713,195	$1,715,779	$1,718,375
Line of credit	173,000	173,500	227,000	227,000
Notes receivable	32,123	33,332	55,494	57,025

We determined the estimated fair value of our debt and note instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2012 and December 31, 2011.

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

CPA® :16 – Global 3/31/2012 10-Q — 16

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using the practicability exception for measuring fair value based on the contracted selling price (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Total Fair Value Measurements	Total Impairment Charges	Total Fair Value Measurements	Total Impairment Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$4,200	$495	$-	$-

	$4,200	$495	$-	$-

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union, Canada, Mexico, Malaysia and Thailand and are subject to the risks associated with changing foreign currency exchange rates.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

CPA® :16 – Global 3/31/2012 10-Q — 17

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$625	$1,194	$-	$-
Interest rate cap	Other assets, net	243	-	-	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(4,087)	(4,155)

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	-	29	-	-
Stock warrants	Other assets, net	1,161	1,161	-	-

Total derivatives		$2,029	$2,384	$(4,087)	$(4,155)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)
	Three Months Ended March 31,		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (a)	$48	$53	$-	$-
Interest rate cap	(467)	-	-	-
Foreign currency contracts (b)	(568)	106	148	-

Total	$(987)	$159	$148	$-

(a)	During the three months ended March 31, 2012, we reclassified $0.1 million from Other comprehensive income into income related to ineffective portions of hedging relationships on certain interest rate swaps. No such amounts were reclassified during the three months ended March 31, 2011.
(b)	Gains (losses) reclassified from Other comprehensive income into income for contracts that have settled are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended March 31,
		2012	2011
Embedded credit derivatives (a)	Other income and (expenses)	$(29)	$(37)

Total		$(29)	$(37)

(a)	Included losses attributable to noncontrolling interests totaling less than $0.1 million for both the three months ended March 31, 2012 and 2011.

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate,

CPA® :16 – Global 3/31/2012 10-Q — 18

Notes to Consolidated Financial Statements

are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at March 31, 2012 are summarized as follows (dollars in thousands):

	Type	Notional Amount	Cap Rate	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at March 31, 2012
1-Month LIBOR	“Pay-fixed” swap	$3,710	N/A	6.7%	2/2008	2/2018	$(578)
1-Month LIBOR	“Pay-fixed” swap	6,087	N/A	6.4%	7/2008	7/2018	(996)
1-Month LIBOR	“Pay-fixed” swap	11,474	N/A	5.6%	3/2008	3/2018	(1,572)
1-Month LIBOR	“Pay-fixed” swap	3,905	N/A	6.9%	3/2011	3/2021	(484)
1-Month LIBOR	“Pay-fixed” swap	5,935	N/A	5.4%	11/2011	12/2020	(150)
1-Month LIBOR	“Pay-fixed” swap	5,970	N/A	4.9%	12/2011	12/2021	(80)
1-Month LIBOR	“Pay-fixed” swap	9,000	N/A	5.1%	3/2012	11/2019	(227)
3-Month EURIBOR (a)	Interest rate cap	74,422	3.0%	N/A	4/2012	4/2017	243

							$(3,844)

(a)	Amounts are based on the applicable exchange rate at March 31, 2012.

The derivative instruments that our unconsolidated subsidiaries had outstanding at March 31, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest at March 31, 2012	Type	Notional Amount	Cap Rate	Spread	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at March 31, 2012
3-Month LIBOR	25.0%	“Pay-fixed” swap	$152,446	N/A	N/A	5.0%- 5.6%	7/2006- 4/2008	10/2015- 7/2016	$(14,902)
3-Month LIBOR	27.3%	Interest rate cap	121,878	4%	1.2%	N/A	3/2011	8/2014	34

									$(14,868)

Foreign Currency Contracts

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency at predetermined prices. By entering into these instruments, we are locked into a predetermined range of future currency exchange rates, which limits our exposure to movements in foreign currency exchange rates.

In September 2011, we entered into seven foreign currency collars to hedge against a change in the exchange rate of the Euro versus the U.S. dollar. These collars had a total notional amount of $22.2 million, based on the exchange rate of the Euro to the U.S. dollar at March 31, 2012, and placed a floor on the exchange rate of the Euro to the U.S. dollar at $1.4000 and a ceiling on that exchange rate ranging from $1.4213 to $1.4313. Three of these collars have been settled. The remaining collars had a total notional amount of $12.0 million at March 31, 2012 and have settlement dates between June 2012 and March 2013.

Embedded Credit Derivatives

In connection with our April 2007 investment in a portfolio of German properties (Hellweg 2 transaction) through an entity in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component of the financing was converted into a variable interest rate instrument. Through the entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives.

CPA® :16 – Global 3/31/2012 10-Q — 19

Notes to Consolidated Financial Statements

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2012, we estimate that an additional $0.9 million will be reclassified as interest expense during the next twelve months related to our interest rate swaps and $0.6 million will be reclassified to Other income and (expenses) related to our foreign currency contracts.

We measure credit exposure on a counterparty basis as the net positive aggregate estimated fair value, net of collateral received, if any. None was received as of March 31, 2012. At March 31, 2012, the total credit exposure was $0.9 million, inclusive of noncontrolling interest and the maximum exposure to any single counterparty was $0.6 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $4.2 million and $4.3 million at March 31, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their termination value of $4.6 million or $4.7 million, respectively.

CPA® :16 – Global 3/31/2012 10-Q — 20

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

March 31, 2012
Region:
Total U.S.	66%

Germany	16%
Other Europe	16%

Total Europe	32%
Other international	2%

Total international	34%

Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	23%
Retail	18%
Office	13%
All other	9%

Total	100%

Tenant Industry:
Retail	26%
All other	74%

Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany)	12%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated subsidiaries.

CPA® :16 – Global 3/31/2012 10-Q — 21

Notes to Consolidated Financial Statements

Note 10. Debt

Non-Recourse and Limited-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.5 billion at March 31, 2012. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 8.0% and variable annual effective interest rates ranging from 2.5% to 6.9%, with maturity dates ranging from 2012 to 2031, at March 31, 2012.

During 2012, we obtained non-recourse financing totaling $11.1 million, at a weighted-average annual interest rate and term of 5.3% and 9.2 years, respectively. Of the total financing, $9.0 million bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

Additionally, during the first quarter of 2012, we recognized a net loss on extinguishment of debt of $0.5 million primarily in connection with the prepayment of three non-recourse mortgages.

Line of Credit

On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub, our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million. The revolving credit facility is scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Credit Agreement.

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At March 31, 2012, availability under the line was $269.8 million, of which we had drawn $173.0 million.

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Credit Agreement. We were in compliance with these covenants at March 31, 2012.

Scheduled debt principal payments during each of the next five years following March 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$75,243
2013	43,374
2014 (a)	282,414
2015	157,964
2016	246,517
Thereafter through 2031	1,082,311

1,887,823
Unamortized premium, net (b)	(4,980)

Total	$1,882,843

(a)	Includes $173.0 million outstanding under our $320.0 million line of credit, which is scheduled to mature in 2014 unless extended pursuant to its terms.
(b)	Represents the fair market value adjustment of $6.6 million resulting from the assumption of property level debt in connection with the Merger, partially offset by a $1.6 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2012.

CPA® :16 – Global 3/31/2012 10-Q — 22

Notes to Consolidated Financial Statements

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2012.

The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31, 2012
	Total Equity	CPA®:16 – Global Shareholders	Noncontrolling Interests
Balance - beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued	13,250	13,250	-
Contributions	2,754	-	2,754
Net income	11,093	7,320	3,773
Distributions	(41,071)	(33,720)	(7,351)
Change in other comprehensive income	8,367	7,191	1,176
Shares canceled	117	117	-

Balance - end of period	$1,495,793	$1,418,215	$77,578

	Three Months Ended March 31, 2011
	Total Equity	CPA®:16 – Global Shareholders	Noncontrolling Interests
Balance - beginning of period	$930,351	$851,212	$79,139
Shares issued	88,551	10,415	78,136
Contributions	353	-	353
Net income	7,362	5,402	1,960
Distributions	(23,540)	(20,975)	(2,565)
Effect of exchange rate change on contributions/distributions	4,227	-	4,227
Change in other comprehensive loss	15,235	11,573	3,662
Shares repurchased	(2,725)	(2,725)	-

Balance - end of period	$1,019,814	$854,902	$164,912

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

The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Three Months Ended March 31,
	2012	2011
Balance - beginning of period	$21,306	$21,805
Foreign currency translation adjustment	640	1,391

Balance - end of period	$21,946	$23,196

CPA® :16 – Global 3/31/2012 10-Q — 23

Notes to Consolidated Financial Statements

Note 13. Income Taxes

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both March 31, 2012 and December 31, 2011, we had unrecognized tax benefits of $1.2 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At March 31, 2012 and December 31, 2011, we had accrued interest related to uncertain tax positions of $0.2 million and $0.1 million, respectively.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as taxable REIT subsidiaries (“TRSs”). These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes in accordance with current authoritative accounting guidance. One of these subsidiaries had operated at a loss since inception until it became profitable in the fourth quarter of 2011. We have recorded a full valuation allowance for this subsidiary’s net operating loss carry-forwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$990	$894
Expenses	(474)	(950)
Loss on sale of real estate	(2,191)	-

Loss from discontinued operations	$(1,675)	$(56)

In January 2012, we extended our lease with Production Resource Group (“PRG”) and concurrently implemented a periodic purchase/put option structure whereby PRG has the right to purchase the property at preset dates and prices throughout course of the lease term. If PRG does not exercise its purchase option, the property transfers to the tenant for $1 at the end of the lease term. This lease is now accounted for as a sales-type lease because of the automatic transfer of title at the end of the lease. The guidance for accounting for a sales-type lease of real estate is governed by ASC 360-20 on real estate sales. Accordingly, because the minimum initial and continuing investment criteria described in the real estate sales guidance has not been met at the inception of sales-type lease, the sale of the asset is accounted for under the deposit method. As a result, the property is not derecognized and the cash payments received under the lease will be treated as a deposit liability on the balance sheet until the point in time when approximately 5% of the purchase price is collected. This is expected to occur in December 2012, based upon the present value of the rent payments received. At that time, the transaction will be accounted for as an installment sale because the minimum initial and continuing investment criteria in order to achieve full accrual method of recognition still will not be met. However, under the installment sale

CPA® :16 – Global 3/31/2012 10-Q — 24

Notes to Consolidated Financial Statements

method, the property will be derecognized and a note receivable is recorded to reflect the future expected payments. A portion of the profit on derecognition will be deferred and is recognized into income in proportion to the principal payments on the note over the remaining lease term. As there are no significant contingencies to the sale at March 31, 2012, this property was classified as Assets held for sale on our consolidated balance sheet.

In January 2012, we sold three properties leased to Sovereign Bank for $3.2 million, net of selling costs and recognized a loss on sale of less than $0.1 million.

In February 2012, in connection with the restructuring of our leases with American Tire Distributors, we sold one property to the tenant for $1.5 million. In conjunction with the restructuring, we repaid in full the existing mortgage of $7.9 million, which was collateralized by the three properties. We recognized a loss on sale of $2.4 million and lease termination income of $0.8 million.

In March 2012, we sold a property leased to McLane Foodservices for $7.5 million, net of selling costs, and recognized a gain on sale of $0.2 million.

CPA® :16 – Global 3/31/2012 10-Q — 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2011 Annual Report.

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

On May 2, 2011, CPA®:14 merged with and into one of our subsidiaries (Note 4). This Merger had a significant impact on our asset and liability base and our first quarter 2012 results.

Financial Highlights

(In thousands)

	Three Months Ended March 31,
	2012	2011
Total revenues	$83,229	$58,881
Net income attributable to CPA®:16 – Global shareholders	7,320	5,402
Cash flow from operating activities	46,512	27,399

Distributions paid	33,423	20,825

Supplemental financial measures:
Modified funds from operations	40,962	16,484
Adjusted cash flow from operating activities	42,118	23,264

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.

Total revenues, net income and cash flow from operating activities all increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to results of operations and cash flow generated from the properties acquired in the Merger in May 2011.

Our MFFO supplemental measure for the three months ended March 31, 2012 as compared to the same period in 2011 increased by $24.5 million, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.

ACFO for the three months ended March 31, 2012 increased by $18.9 million compared to the same period in 2011. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger.

Our quarterly cash distribution was $0.1670 per share for the first quarter of 2012, which equates to $0.6680 per share on an annualized basis.

CPA® :16 – Global 3/31/2012 10-Q — 26

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Over the past few quarters, economic conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 30% of our annualized contractual minimum base rent at March 31, 2012. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar weakened at March 31, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at March 31, 2012, $1.3339, represented a 3% increase from the December 31, 2011 rate of $1.2950. This weakening had a favorable impact on our balance sheet at March 31, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate, the average rate we utilized to measure these operations decreased by 4% during the three months ended March 31, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset value per share (“NAV”), future results, financial position and cash flows.

Capital Markets

During the past few quarters, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. We have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital into the market. Internationally, we continue to see that events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

Financing Conditions

We are impacted by the cost and availability of financing. During the three months ended March 31, 2012, we observed stabilization in the U.S. credit and real estate financing markets. However, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the three months ended March 31, 2012, we obtained domestic non-recourse mortgage financing totaling $11.1 million.

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, in Europe these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

CPA® :16 – Global 3/31/2012 10-Q — 27

Net Asset Value

The advisor generally calculates our estimated NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

Our NAV was $9.10 at December 31, 2011 and had increased by 2.2% from $8.90 at May 2, 2011, which was calculated in connection with the Merger and remained the same at June 30, 2011.

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

Despite improvement in domestic general business conditions during the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone. As of the date of this Report, we have one domestic tenant operating under bankruptcy protection. It is possible, however, that additional tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during the past two quarters that we expect will drive rent increases in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor actively manages our portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. As of March 31, 2012, we have no significant leases scheduled to expire in the next twelve months. Our occupancy rate decreased from 98% at December 31, 2011 to 96% as of March 31, 2012 as a result of three properties becoming vacant during the first quarter of 2012.

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$62,977	$43,915
Interest income from direct financing leases	10,081	6,743

	$73,058	$50,658

CPA® :16 – Global 3/31/2012 10-Q — 28

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$8,695	$8,948
Carrefour France, SAS (a)	5,735	6,114
Dick’s Sporting Goods, Inc. (b) (c)	2,666	784
Telcordia Technologies, Inc.	2,540	2,499
SoHo House/SHG Acquisition (UK) Limited (d)	1,964	887
Tesco plc (a) (b)	1,828	1,884
Nordic Atlanta Cold Storage, LLC	1,795	1,731
Berry Plastics Corporation (b)	1,722	1,675
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (e)	1,361	1,133
Fraikin SAS (a)	1,271	1,376
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	1,218	1,228
The Talaria Company (Hinckley) (b) (d)	1,110	1,333
Perkin Elmer, Inc. (f)	1,094	-
Ply Gem Industries, Inc. (a)	1,076	997
Best Brands Corp.	1,025	1,010
Huntsman International, LLC	1,006	1,006
Caremark Rx, Inc. (f)	990	-
Performance Fibers GmbH (a)	941	842
Bob’s Discount Furniture, LLC	930	888
Universal Technical Institute of California, Inc.	919	885
Kings Super Markets Inc.	896	879
TRW Vehicle Safety Systems Inc.	892	892
Finisar Corporation	813	804
Other (a) (b) (g)	30,571	12,863

	$73,058	$50,658

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $11.0 million and $10.9 million for the three months ended March 31, 2012 and 2011, respectively.
(c)	In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $1.8 million for the three months ended March 31, 2012.
(d)	This change was primarily due to lease restructuring in the first quarter of 2011.
(e)	This increase was due to a CPI-based (or equivalent) rent increase, as well as the completion of an expansion in October 2011.
(f)	This investment was acquired in the Merger.
(g)	This increase was primarily due to the impact of properties acquired in the Merger.

CPA® :16 – Global 3/31/2012 10-Q — 29

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at March 31, 2012	Three Months Ended March 31,
Lessee		2012	2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$8,122	$8,122
The New York Times Company	27%	6,867	7,238
OBI A.G. (a)	25%	4,022	4,184
True Value Company (b)	50%	3,581	N/A
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	25%	2,988	3,864
Advanced Micro Devices, Inc. (b)	67%	2,986	N/A
Pohjola Non-life Insurance Company (a)	40%	2,242	2,232
TietoEnator Plc (a)	40%	2,109	2,102
Police Prefecture, French Government (a)	50%	1,946	2,004
Schuler A.G. (a)	33%	1,549	1,577
Frontier Spinning Mills, Inc.	40%	1,160	1,111
Actebis Peacock GmbH (a)	30%	998	1,005
Del Monte Corporation (b)	50%	882	N/A
Consolidated Systems, Inc.	40%	469	449
Actuant Corporation (a) (c)	50%	360	447
Thales S.A. (a) (d)	35%	331	1,072
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (e)	33%	305	374
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.(b)	56%	288	N/A

		$41,205	$35,781

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	This venture was acquired in the Merger.
(c)	This decrease is primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct finance leases.
(d)	In December 2011, Thales S.A. vacated the building at the end of their lease term and the entity entered into leases with three new tenants at a significantly reduced rent.
(e)	The entity sold one property leased to Barth Europa Transporte e.K in February 2012.

Lease Revenues

As of March 31, 2012, 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 23% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

We did not enter into any significant leases during the quarter ended March 31, 2012. We modified five leases during the first quarter of 2012, which resulted in a decrease of less than 1.0% of contractual annual minimum base rents for the first quarter of 2012. We did not provide for tenant concessions in connection with these lease modifications.

For the three months ended March 31, 2012 as compared to the same period in 2011, lease revenues increased by $22.4 million, primarily due to an increase of $19.2 million, as a result of properties acquired in the Merger.

CPA® :16 – Global 3/31/2012 10-Q — 30

Interest Income on Notes Receivable

For the three months ended March 31, 2012 as compared to the same period in 2011, interest income on notes receivable increased by $0.4 million, primarily as a result of our interest in a commercial mortgage securitization, which was acquired in the Merger, and contributed interest income of $0.3 million.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues, including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense, and, therefore, have no impact on results of operations.

For the three months ended March 31, 2012 as compared to the same period in 2011, other operating income increased by $1.2 million due to an increase in reimbursable tenant costs.

General and Administrative

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expense decreased by $0.1 million comprised of a decrease in Merger-related costs of $1.3 million, offset by increases in management fees, professional fees and rent expense of $0.7 million, $0.3 million and $0.1 million, respectively. Professional fees include legal, accounting and investor-related expenses. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to the Merger.

Depreciation and Amortization

For the three months ended March 31, 2012 as compared to the same period in 2011, depreciation and amortization increased by $11.5 million, primarily as a result of properties acquired in the Merger, which contributed $10.8 million of the increase.

Property Expenses

For the three months ended March 31, 2012 as compared to the same period in 2011, property expenses increased by $1.7 million primarily as a result of the Merger. Asset management fees increased $1.6 million, which increased the asset base from which the advisor earns a fee. Reimbursable tenant costs increased by $1.3 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. Additionally, real estate tax and professional fees increased by $0.6 million and $0.5 million, respectively. Uncollected rent expense increased by $0.3 million, primarily as a result of two former tenants filing for bankruptcy protection and subsequently vacating the properties in the third quarter of 2011 and first quarter of 2012. These increases were partially offset by a decrease in performance fees of $2.9 million as a result of the changes to our advisory agreement in connection with the UPREIT Reorganization. Subsequent to the Merger, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 3).

Impairment Charges

During the three months ended March 31, 2012, we recognized impairment charges totaling $0.5 million on a property formerly leased to New Creative Enterprises to reduce its carrying value of $4.7 million to its estimated fair value of $4.2 million as a result of the tenant vacating the building in January 2012.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended March 31, 2012 as compared to the same period in 2011, income from equity investments increased by $3.2 million primarily due to the recognition of our share of lease termination income of $1.7 million received from Thales S.A., a former tenant. Additionally, equity investments acquired in the Merger and our share of the sale of a property leased to Barth Europa Transporte e.K contributed $0.9 million and $0.3 million, respectively.

CPA® :16 – Global 3/31/2012 10-Q — 31

Loss on Extinguishment of Debt

During the first quarter of 2012, we recognized a net loss on extinguishment of debt of $0.5 million primarily in connection with the prepayment of three non-recourse mortgages.

Interest Expense

For the three months ended March 31, 2012 as compared to the same period in 2011, interest expense increased by $6.8 million. Mortgage financing assumed in the Merger comprised $5.1 million of the increase, while amounts borrowed under the line of credit that we obtained in connection with the Merger contributed $1.7 million.

Provision for Income Taxes

For the three months ended March 31, 2012 as compared to the same period in 2011, provision for income taxes increased by $1.1 million. This increase was primarily due to an increase in foreign tax expense related to our Hellweg 2 investment.

Discontinued Operations

For the three months ended March 31, 2012, we recognized loss from discontinued operations of $1.7 million, primarily due to a net loss on the sale of real estate totaling $2.2 million from the disposal of five properties.

During the three months ended March 31, 2011, we recognized a loss from discontinued operations of less than $0.1 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2012, net income attributable to noncontrolling interests increased by $1.8 million, primarily due to the Available Cash Distribution paid to the Special General Partner totaling $4.3 million, partially offset by a decrease of $1.2 million as a result of acquiring the remaining 97% interest in the Carrefour SAS entity in connection with the Merger and $1.0 from our Hellweg II investment primarily related to foreign taxes.

Net Income Attributable to CPA®:16 – Global Shareholders

For the three months ended March 31, 2012 as compared to the same period in 2011, the resulting net income attributable to CPA®:16 – Global shareholders increased by $1.9 million.

Modified Funds from Operations (MFFO)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 – Global shareholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2012 as compared to the same period in 2011, MFFO increased by $24.5 million, primarily due to the positive impact of properties acquired in the Merger.

Financial Condition

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter, payment of Available Cash distributions and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

CPA® :16 – Global 3/31/2012 10-Q — 32

Operating Activities

Our cash flow from operating activities was positively impacted by cash flows generated from properties acquired in the Merger. During the three months ended March 31, 2012, we used cash flows from operating activities of $46.5 million primarily to fund net cash distributions to shareholders of $24.9 million, which excluded $8.5 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $7.8 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to receive 50% of its asset management fees in shares of our common stock and as a result, we have paid asset management fees of $4.8 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), capitalized property related costs and payment of our annual installment of deferred acquisition fees to the advisor. We received $24.0 million in proceeds from the repayment in full of two loans related to the construction of our SoHo House investment, $11.8 million in connection with the sale of five properties and $4.0 million in distributions from equity investments in real estate in excess of equity income. Funds totaling $1.7 million and $2.4 million were invested in and released from, respectively, lender-held investment accounts. In January 2012, we paid $1.7 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

During the three months ended March 31, 2012, in addition to paying distributions to shareholders and noncontrolling interests, our financing activities primarily consisted of the repayment of $54.0 million from the line of credit we obtained in connection with the Merger, the prepayment of several non-recourse mortgages totaling $17.9 million and making scheduled mortgage principal installments totaling $21.6 million. We received proceeds of $11.1 million from obtaining new financing on two properties, $8.5 million as a result of issuing shares through our distribution reinvestment and share purchase plan and $2.8 million in contributions from noncontrolling interests.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. During the first quarter of 2012, we received requests to redeem 859,872 shares of our common stock pursuant to our redemption plan, which were redeemed in the second quarter of 2012.

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our adjusted cash flow from operating activities for the three months ended March 31, 2012 was $42.1 million, an increase of $18.9 million over the comparable prior year period. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger.

CPA® :16 – Global 3/31/2012 10-Q — 33

Summary of Financing

The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance
Fixed rate	$1,562,848	$1,573,772
Variable rate (a)	319,995	369,007

Total	$1,882,843	$1,942,779

Percent of total debt
Fixed rate	83%	81%
Variable rate (a)	17%	19%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	4.6%	4.5%

(a)	Variable-rate debt at March 31, 2012 included (i) $173.0 million outstanding under our line of credit; (ii) $46.1 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $75.6 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2012, and (iv) $12.5 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At March 31, 2012, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next twelve months.

Cash Resources

At March 31, 2012, our cash resources consisted of cash and cash equivalents totaling $82.9 million. Of this amount, $40.8 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $96.8 million, as well as unleveraged properties that had an aggregate carrying value of $108.1 million at March 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.

Cash Requirements

During the next twelve months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $50.5 million will be due during the next twelve months. In addition, our share of balloon payments due during the next twelve months on our unconsolidated subsidiaries totals $32.4 million. We are actively seeking to refinance certain of these loans.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or funds available under our line of credit.

CPA® :16 – Global 3/31/2012 10-Q — 34

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — Principal (a)	$1,887,823	$85,738	$326,871	$845,007	$630,207
Deferred acquisition fees — Principal	1,757	546	812	393	6
Interest on borrowings and deferred acquisition fees (b)	560,611	104,704	192,582	152,928	110,397
Subordinated disposition fees (c)	1,116	-	1,116	-	-
Expansion commitments (d)	220	220	-	-	-
Operating and other lease commitments (e)	54,327	2,156	4,296	3,754	44,121

	$2,505,854	$193,364	$525,677	$1,002,082	$784,731

(a)	Excludes $6.6 million of fair market value adjustments in connection with the Merger, offset partially by $1.6 million of unamortized discount on a non-recourse mortgage loan that we repurchased from the lender, which was included in Non-recourse and limited-recourse debt at March 31, 2012.
(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at March 31, 2012.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.
(d)	Represents the remaining commitment on an expansion project.
(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $12.4 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2012, which consisted primarily of the Euro. At March 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA® :16 – Global 3/31/2012 10-Q — 35

Equity Method Investments

We have investments in unconsolidated entities that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these entities and our ownership interest in them at March 31, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the entities and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Total Assets	Non-Recourse and Limited-Recourse Third-Party Debt	Maturity Date
True Value Company	50%	$125,355	$65,981	1/2013 & 2/2013
Thales S.A. (a)	35%	26,638	21,302	7/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	277,752	154,621	5/2014
Actuant Corporation (a)	50%	16,122	10,562	5/2014
TietoEnator Plc (a)	40%	83,066	66,285	7/2014
The New York Times Company (b)	27%	247,334	121,818	9/2014
Pohjola Non-life Insurance Company (a)	40%	90,346	76,762	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	182,000	91,026	5/2015
Actebis Peacock GmbH (a)	30%	45,276	28,558	7/2015
Del Monte Corporation	50%	13,281	11,154	8/2016
Frontier Spinning Mills, Inc.	40%	38,897	22,556	8/2016
Consolidated Systems, Inc.	40%	16,571	11,142	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	7,317	7,464	12/2016
OBI A.G. (a)	25%	183,993	152,446	3/2018
Advanced Micro Devices, Inc.	67%	80,887	55,876	1/2019
Police Prefecture, French Government (a)	50%	94,485	82,108	8/2020
Schuler A.G. (a)	33%	68,017	-	N/A
The Upper Deck Company	50%	26,076	-	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	12,522	-	N/A
Talaria Holdings, LLC	27%	68	-	N/A

		$1,636,003	$979,661

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at March 31, 2012.
(b)	The related mortgage loan is limited-recourse to CPA®:17 – Global.

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

CPA® :16 – Global 3/31/2012 10-Q — 36

Funds from Operations (FFO) and Modified Funds from Operations (MFFO)

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 28, 2006 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within eight to 12 years following the investment of substantially all of the proceeds from our initial public offering, which was terminated in March 2005. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a

CPA® :16 – Global 3/31/2012 10-Q — 37

measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CPA® :16 – Global 3/31/2012 10-Q — 38

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA® :16 – Global 3/31/2012 10-Q — 39

FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to CPA®:16 - Global shareholders	$7,320	$5,402
Adjustments:
Depreciation and amortization of real property	26,510	15,138
Impairment charges (a)	495	-
Loss on sale of real estate, net	2,191	-
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,454	2,368
Impairment charges (a)	-	1
Gain on sale of real estate	(325)	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,254)	(5,875)

Total adjustments	29,071	11,632

FFO — as defined by NAREIT (a)	36,391	17,034

Adjustments:
Loss on extinguishment of debt	506	-
Other depreciation, amortization and non-cash charges	(999)	(845)
Straight-line and other rent adjustments (b)	(2,147)	(735)
Acquisition expenses (c)	107	95
Merger expenses (c)	93	-
Amortization of deferred financing costs	857	-
Above-market rent intangible lease amortization, net (d)	4,508	620
Amortization of premiums on debt investments, net	628	74
Realized losses on foreign currency, derivatives and other (e)	84	55
Unrealized losses on mark-to-market adjustments (f)	18	-
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	30	32
Straight-line and other rent adjustments (b)	113	(182)
Acquisition expenses (c)	64	64
Above-market rent intangible lease amortization, net (d)	925	70
Realized losses (gains) on foreign currency, derivatives and other (e)	25	(7)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(241)	209

Total adjustments	4,571	(550)

MFFO (b) (c)	$40,962	$16,484

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different from the underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

CPA® :16 – Global 3/31/2012 10-Q — 40

(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(f)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated jointly-owned real estate investment entities in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in jointly-owned real estate investment entities that we consolidate; and eliminate changes in working capital. We hold a number of interests in jointly-owned real estate investment entities, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

CPA® :16 – Global 3/31/2012 10-Q — 41

ACFO for all periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Summarized cash flow information:
Cash flow provided by operating activities	$46,512	$27,399

Cash flow provided by investing activities	$38,775	$5,438

Cash flow used in financing activities	$(113,124)	$(25,775)

Reconciliation of adjusted cash flow from operating activities:
Cash flow provided by operating activities	$46,512	$27,399
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,728	768
Distributions paid to noncontrolling interests, net	(6,933)	(2,225)
Changes in working capital	(189)	(2,678)

Adjusted cash flow from operating activities	$42,118	$23,264

Distributions declared	$33,720	$20,975

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

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

Interest Rate Risk

The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

CPA® :16 – Global 3/31/2012 10-Q — 42

We estimate that the net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses and other liabilities and Other assets, net, respectively, in the consolidated financial statements, was in a net liability position of $3.8 million at March 31, 2012. In addition, two unconsolidated investments in which we have interests of 25% to 27.25% had an interest rate swap and an interest rate cap with a net estimated fair value liability of $14.9 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at March 31, 2012 (Note 9).

In connection with the Hellweg 2 transaction, two entities in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the three months ended March 31, 2012 and 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million for each period presented.

At March 31, 2012, the majority (approximately 90%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain points during their term. The annual interest rates on our fixed-rate debt at March 31, 2012 ranged from 4.4% to 8.0%. The annual effective interest rates on our variable-rate debt at March 31, 2012 ranged from 2.5% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$70,144	$36,049	$101,591	$137,884	$237,989	$983,622	$1,567,279	$1,560,970
Variable-rate debt	$5,099	$7,326	$180,823	$20,080	$8,529	$98,687	$320,544	$325,725

A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2012 by an aggregate increase of $74.5 million or an aggregate decrease of $70.9 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at March 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2012, we recognized net realized foreign currency transaction losses and unrealized foreign currency gains of $0.4 million and $0.9 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. A foreign currency collar consists of a purchased call option to buy and a written put option to sell the foreign currency at a range of predetermined exchange rates. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The net estimated fair value of our foreign currency collars, which are included in Other assets, net in the consolidated financial statements, was $0.6 million at March 31, 2012. We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

CPA® :16 – Global 3/31/2012 10-Q — 43

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2012, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million, which is included in Other assets, net, within the consolidated financial statements.

CPA® :16 – Global 3/31/2012 10-Q — 44

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, we issued 533,318 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at a price per share of $8.96, which represents the weighted average of our most recently published NAVs per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

CPA® :16 – Global 3/31/2012 10-Q — 45

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

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

CPA® :16 – Global 3/31/2012 10-Q — 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated

Date: May 8, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA® :16 – Global 3/31/2012 10-Q — 47

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

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