Form 10-Q
period 2012-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2012-08-07
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant has 202,626,492 shares of common stock, $0.001 par value, outstanding at August 1, 2012.

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

CPA®:16 – Global 6/30/2012 10-Q — 1

PART I

Item  1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $407,984 and $419,462, respectively)	$2,224,507	$2,265,576
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,395	85,087
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $52,769 and $48,814, respectively)	(228,520)	(203,139)

Net investments in properties	2,081,382	2,147,524
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $47,473 and $48,577, respectively)	461,420	467,136
Equity investments in real estate	239,615	244,303
Assets held for sale (inclusive of amounts attributable to consolidated VIEs of $8,068 and $0, respectively)	8,068	3,077

Net investments in real estate	2,790,485	2,862,040
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $20,694 and $21,306, respectively)	30,885	55,494
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $11,774 and $14,812, respectively)	85,693	109,694
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $22,712 and $24,025, respectively)	476,243	520,401
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $4,231 and $6,937, respectively)	20,572	23,037
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $3,008 and $3,410, respectively)	72,549	74,268

Total assets	$3,476,427	$3,644,934

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $403,904 and $413,555, respectively)	$1,666,396	$1,715,779
Line of credit	143,000	227,000
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $13,521 and $15,000, respectively)	45,672	44,901
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $10,851 and $10,462, respectively)	90,473	91,498
Due to affiliates	5,112	9,756
Distributions payable	33,708	33,411

Total liabilities	1,984,361	2,122,345

Redeemable noncontrolling interest	20,694	21,306

Commitments and contingencies (Note 11)

Equity:
CPA®:16 – Global shareholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 214,271,265 and 211,462,089 shares issued and outstanding, respectively	214	211
Additional paid-in capital	1,958,694	1,934,291
Distributions in excess of accumulated earnings	(435,012)	(382,913)
Accumulated other comprehensive loss	(35,671)	(27,530)
Less, treasury stock at cost, 12,709,822 and 11,202,404 shares, respectively	(113,161)	(100,002)

Total CPA®:16 – Global shareholders’ equity	1,375,064	1,424,057
Noncontrolling interests	96,308	77,226

Total equity	1,471,372	1,501,283

Total liabilities and equity	$3,476,427	$3,644,934

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$62,858	$62,154	$125,721	$106,024
Interest income from direct financing leases	9,860	8,658	19,941	15,401
Other operating income	1,089	1,581	3,687	2,971
Interest income on notes receivable	896	1,076	2,068	1,821
Other real estate income	7,417	6,747	13,825	12,835

	82,120	80,216	165,242	139,052

Operating Expenses
General and administrative	(4,393)	(12,949)	(9,123)	(17,732)
Depreciation and amortization	(26,572)	(21,919)	(51,258)	(36,983)
Property expenses	(7,553)	(8,808)	(17,253)	(16,994)
Other real estate expenses	(5,196)	(4,845)	(10,035)	(9,365)
Issuance of Special Member Interest	-	(34,300)	-	(34,300)
Impairment charges	-	(468)	(10)	(468)

	(43,714)	(83,289)	(87,679)	(115,842)

Other Income and Expenses
Income from equity investments in real estate	5,429	1,768	12,973	6,085
Other income and (expenses)	(2,380)	1,435	(1,518)	2,228
Gain (loss) on extinguishment of debt	6,026	(2,516)	5,520	(2,516)
Bargain purchase gain on acquisition	-	28,709	-	28,709
Interest expense	(26,579)	(26,945)	(54,015)	(47,542)

	(17,504)	2,451	(37,040)	(13,036)

Income (loss) from continuing operations before income taxes	20,902	(622)	40,523	10,174
Provision for income taxes	(2,337)	(4,421)	(6,436)	(7,396)

Income (loss) from continuing operations	18,565	(5,043)	34,087	2,778

Discontinued Operations
Income (loss) from operations of discontinued properties	142	(757)	(1,256)	(793)
Gain (loss) on sale of real estate	3	(140)	(2,189)	(140)
(Loss) gain on extinguishment of debt	(357)	37	(356)	37
Impairment charges	-	(12,421)	(485)	(12,421)

Loss from discontinued operations	(212)	(13,281)	(4,286)	(13,317)

Net Income (Loss)	18,353	(18,324)	29,801	(10,539)
Less: Net income attributable to noncontrolling interests	(9,825)	(1,391)	(13,598)	(3,351)
Less: Net income attributable to redeemable noncontrolling interest	(551)	(456)	(906)	(876)

Net Income (Loss) Attributable to CPA®:16 – Global Shareholders	$7,977	$(20,171)	$15,297	$(14,766)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:16 – Global shareholders	$0.04	$(0.04)	$0.10	$(0.01)
Loss from discontinued operations attributable to CPA®:16 – Global shareholders	-	(0.08)	(0.02)	(0.09)

Net income (loss) attributable to CPA®:16 – Global shareholders	$0.04	$(0.12)	$0.08	$(0.10)

Weighted Average Shares Outstanding	201,829,673	174,466,678	201,567,879	150,639,007

Amounts Attributable to CPA®:16 – Global Shareholders
Income (loss) from continuing operations, net of tax	$8,168	$(6,844)	$19,562	$(1,403)
Loss from discontinued operations, net of tax	(191)	(13,327)	(4,265)	(13,363)

Net income (loss)	$7,977	$(20,171)	$15,297	$(14,766)

Distributions Declared Per Share	$0.1672	$0.1656	$0.3342	$0.3312

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$18,353	$(18,324)	$29,801	$(10,539)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(17,624)	(607)	(7,505)	14,731
Change in unrealized appreciation on marketable securities	25	893	8	887
Change in unrealized loss on derivative instruments	(853)	(1,589)	(1,949)	(295)

	(18,452)	(1,303)	(9,446)	15,323

Comprehensive (Loss) Income	(99)	(19,627)	20,355	4,784

Amounts Attributable to Noncontrolling Interests:
Net income	(9,825)	(1,391)	(13,598)	(3,351)
Foreign currency translation adjustments	1,868	(4,666)	693	(8,328)

Comprehensive income attributable to noncontrolling interests	(7,957)	(6,057)	(12,905)	(11,679)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(551)	(456)	(906)	(876)
Foreign currency translation adjustments	1,252	(481)	612	(1,872)

Comprehensive loss (income) attributable to redeemable noncontrolling interests	701	(937)	(294)	(2,748)

Comprehensive (Loss) Income Attributable to CPA®:16 – Global Shareholders	$(7,355)	$(26,621)	$7,156	$(9,643)

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows — Operating Activities
Net income (loss)	$29,801	$(10,539)
Adjustments to net income (loss):
Depreciation and amortization including intangible assets and deferred financing costs	54,768	38,667
Income from equity investments in real estate (in excess of) less than distributions received	(4,096)	4,036
Issuance of shares to affiliate in satisfaction of fees due	7,091	5,883
Gain on bargain purchase	-	(28,709)
Issuance of Special Member Interest	-	34,300
Loss on sale of real estate	2,189	140
Unrealized loss (gain) on foreign currency transactions and others	1,513	(649)
Realized loss (gain) on foreign currency transactions and others	612	(1,483)
Straight-line rent adjustment and amortization of rent-related intangibles	6,604	(2,586)
(Gain) loss on extinguishment of debt, net	(5,164)	2,479
Impairment charges	495	12,889
Net changes in other operating assets and liabilities	259	8,826

Net cash provided by operating activities	94,072	63,254

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	6,442	2,769
Acquisitions of real estate and other capital expenditures	(333)	(394)
Cash acquired through Merger	-	189,438
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	-	(539,988)
Cash acquired on issuance of additional shares in subsidiary	-	7,121
Proceeds from sale of real estate	18,595	19,142
Funds placed in escrow	(8,387)	(3,757)
Funds released from escrow	10,692	7,460
Payment of deferred acquisition fees to an affiliate	(1,633)	(1,911)
Proceeds from repayment of notes receivable and CCMT	30,081	-
Increase in buyer’s deposit	592	-

Net cash provided by (used in) investing activities	56,049	(320,120)

Cash Flows — Financing Activities
Distributions paid	(67,099)	(41,801)
Contributions from noncontrolling interests	20,406	1,926
Distributions to noncontrolling interests	(14,992)	(12,786)
Scheduled payments of mortgage principal	(49,039)	(14,834)
Prepayments of mortgage principal	(42,973)	(82,578)
Proceeds from mortgage financing	65,575	20,000
Proceeds from line of credit	-	302,000
Repayments of line of credit	(84,000)	(27,000)
Funds placed in escrow	77	81
Funds released from escrow	(2,710)	(193)
Deferred financing costs and mortgage deposits	(2,172)	(4,330)
Proceeds from issuance of shares, net of issuance costs	17,315	135,666
Purchase of treasury stock	(13,159)	(7,412)

Net cash (used in) provided by financing activities	(172,771)	268,739

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,351)	2,846

Net (decrease) increase in cash and cash equivalents	(24,001)	14,719
Cash and cash equivalents, beginning of period	109,694	59,012

Cash and cash equivalents, end of period	$85,693	$73,731

CPA®:16 – Global 6/30/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Non-cash investing activities

In January 2011, we acquired 10 properties, the “Carrefour” properties, from Corporate Property Associates 14 Incorporated (“CPA®:14”) in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million. The newly issued equity in our subsidiary, which is in substance real estate, resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the CPA®:14 merger with and into CPA 16 Merger Sub, Inc. (the “Merger”) (Note 1). As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011.

In May 2011, we acquired all of the outstanding stock of CPA®:14 in exchange for 57,365,145 newly issued shares of our common stock with a fair value of $510.5 million and cash of $444.0 million in the Merger.

These transactions consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands).

	Carrefour	CPA®:14
Assets acquired at fair value:
Investments in real estate	$97,722	$604,093
Net investment in direct financing leases	-	161,414
Assets held for sale	-	11,202
Equity investments in real estate	-	134,609
Intangible assets	48,029	418,631
Other assets, net	154	27,264
Liabilities assumed at fair value:
Non-recourse debt	(81,671)	(460,007)
Accounts payable, accrued expenses and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits	(96)	(49,412)
Due to affiliates	-	(2,753)
Distributions payable	-	(95,943)
Amounts attributable to noncontrolling interests	(70,066)	58,188

Net liabilities assumed excluding cash	(7,121)	797,408
Fair value of common shares issued	-	(510,549)
Cash consideration	-	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	-	(3,543)
Bargain purchase gain on acquisition	-	(28,709)

Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,438)

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2012, our portfolio was comprised of our full or partial ownership interests in 503 properties, substantially all of which were triple-net leased to 144 tenants, and totaled approximately 48 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We were formed in 2003 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

On May 2, 2011, CPA®:14 merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”) based on an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010.

Following the consummation of the Merger, we implemented an internal reorganization pursuant to which CPA®:16 – Global was reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT reorganization”) to hold substantially all of its assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a newly formed Delaware limited liability company subsidiary. At June 30, 2012, CPA®:16 – Global owned approximately 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

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

During the first quarter of 2012, as a result of restructuring our lease with our tenant, Production Resource Group (“PRG”), we determined that our consolidated lessor subsidiary was a VIE as PRG has the right to repurchase the property during the term of its lease at a fixed price. We determined that we would continue to consolidate this entity as we remain its primary beneficiary.

CPA®:16 – Global 6/30/2012 10-Q — 7

Notes to Consolidated Financial Statements

Out-of-Period Adjustment

During the second quarter of 2011, we identified an error in the consolidated financial statements related to the year 2010 through the first quarter of 2011. The error relates to the recognition of lease revenues in connection with an operating lease in 2010 and the first quarter of 2011. We concluded that this adjustment, which totaled $2.2 million, was not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded as income in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $2.2 million.

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments in the European Union, Canada, Mexico, Malaysia and Thailand. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$27,615	$31,567	$56,494	$58,168

			June 30, 2012	December 31, 2011
Net investments in real estate			$954,007	$987,256

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on a quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Note 3. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. On May 2, 2011, following the Merger, we amended the agreement to reflect the UPREIT Reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The fee structure related to initial acquisition fees, subordinated acquisition fees and subordinated disposition fees remains unchanged. The advisor is also entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. The advisory agreement that is currently in place is scheduled to expire on the earlier of September 30, 2012 or the closing of the proposed merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated, which was announced on February 21, 2012. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

CPA®:16 – Global 6/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts included in operating expenses:
Asset management fees (a) (b)	$4,597	$4,292	$9,297	$7,233
Performance fees (a)	-	980	-	3,921
Distributions of available cash (a)	3,598	-	7,879	-
Personnel reimbursements (b) (c)	1,686	1,646	3,312	2,591
Office rent reimbursements (b) (c)	314	245	624	438
Issuance of Special Member Interest (d)	-	34,300	-	34,300

	$10,195	$41,463	$21,112	$48,483

Current acquisition fees (e)	$-	$28	$-	$28
Deferred acquisition fees (e) (f)	-	22	-	22
Mortgage refinancing fees (g)	420	305	420	305

	$420	$355	$420	$355

			June 30, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees			$1,757	$3,391
Subordinated disposition fees (h)			1,197	1,116

			$2,954	$4,507

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2012, the advisor elected to receive 50% of its asset management fees in cash and 50% in shares of our stock. For 2011, prior to the Merger, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in shares of our common stock, with the remaining 20% payable in cash. Subsequent to the Merger, the advisor elected to receive its asset management fees in shares of our common stock. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, beginning on May 2, 2011 we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution. At June 30, 2012, the advisor owned 36,634,935 shares, or 18.2%, of our common stock.
(b)	These expenses are impacted by an increase in revenues and assets under management as a result of the Merger.
(c)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through June 30, 2012, our current share of future annual minimum lease payments would be $0.9 million annually through 2016.
(d)	In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership to a subsidiary of WPC in connection with the UPREIT Reorganization.
(e)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.
(f)	We paid annual deferred acquisition fee installments of $1.6 million and $1.9 million in cash to the advisor in January 2012 and 2011, respectively.
(g)	Mortgage refinancing fees are capitalized to deferred financing costs and are amortized over the life of the new loans.
(h)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 25% to 90%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

CPA®:16 – Global 6/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$466,285	$476,790
Buildings	1,758,222	1,788,786
Less: Accumulated depreciation	(214,139)	(190,316)

	$2,010,368	$2,075,260

We did not acquire any real estate assets during the six months ended June 30, 2012. Assets disposed of or reclassified to held-for-sale during the six months ended June 30, 2012 are discussed in Note 14. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at June 30, 2012 decreased 3% to $1.2578 from $1.2950 at December 31, 2011. The impact of this strengthening was a $19.6 million decrease in Real estate from December 31, 2011 to June 30, 2012.

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART which impacted the provisional acquisition accounting and resulted in an increase of $11.7 million to the preliminary bargain purchase gain. In accordance with ASC 805-10-25, Accounting for Business Combination, we did not record the measurement period adjustments during the third and fourth quarters of 2011. We have retrospectively adjusted our financial statements for the three months ended June 30, 2011 to include such adjustments.

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$8,296	$8,296
Buildings	68,422	68,216
Furniture, fixtures & equipment	8,677	8,575
Less: Accumulated depreciation	(14,381)	(12,823)

	$71,014	$72,264

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

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property entity that in turn acquired a 24.7% ownership interest in a limited partnership and a lending investment that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending entity will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $20.7 million and $21.3 million, inclusive of our affiliates’ noncontrolling interest of $15.4 million and $15.8 million, at June 30, 2012 and December 31, 2011, respectively.

CPA®:16 – Global 6/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

Other

In June 2007, we entered into an agreement to provide a developer with a construction loan of up to $14.8 million that provides for a variable annual interest rate of the London Inter-bank Offered Rate, or “LIBOR,” plus 2.5% and was scheduled to mature in April 2010. This agreement was subsequently amended to provide for two loans of up to $19.0 million and $4.9 million, respectively, with a variable annual interest rate of LIBOR plus 2.5% and a fixed interest rate of 8.0%, respectively, both with maturity dates of December 2011. The maturity date for both loans was extended to February 2012, with the interest rate on the first loan fixed at 8.0%. At December 31, 2011, the aggregate balance of these notes receivable was $23.9 million. Both loans were repaid in full in January 2012.

We had a B-note receivable that totaled $9.8 million at both June 30, 2012 and December 31, 2011 with a fixed annual interest rate of 6.3% and a maturity date of February 2015.

In addition, in connection with the Merger, we acquired three notes receivable. Two of these notes were repaid during 2011. The remaining note totaled $0.4 million at both June 30, 2012 and December 31, 2011. This note was subsequently repaid in full in July 2012.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At June 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million at both June 30, 2012 and December 31, 2011. Additionally, there have been no modifications of finance receivables during the six months ended June 30, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2012.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	2	2	$51,090	$51,309
2	2	3	51,716	69,318
3	13	14	202,279	250,523
4	8	6	156,335	95,986
5	-	-	-	-

			$461,420	$467,136

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	-	-	$-	$-
2	1	2	9,809	9,784
3	2	2	21,076	21,793
4	-	1	-	23,917
5	-	-	-	-

			$30,885	$55,494

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

CPA®:16 – Global 6/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying values of these investments are affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2012	June 30, 2012	December 31, 2011
True Value Company	50%	$43,721	$44,887
The New York Times Company	27%	33,830	32,960
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	31,459	31,886
Advanced Micro Devices, Inc. (a)	67%	30,408	32,185
Schuler A.G. (a) (b)	33%	20,819	20,951
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	20,765	20,460
The Upper Deck Company	50%	9,851	9,880
TietoEnator Plc (b) (c)	40%	7,130	6,271
Frontier Spinning Mills, Inc.	40%	6,269	6,255
Del Monte Corporation	50%	6,224	6,868
Police Prefecture, French Government (b) (d)	50%	4,805	5,537
Actebis Peacock GmbH (b)	30%	4,496	4,638
Pohjola Non-life Insurance Company (b)	40%	4,280	4,662
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	3,329	3,485
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (b) (e)	33%	2,847	4,155
Actuant Corporation (b)	50%	2,593	2,618
OBI A.G. (b) (d)	25%	2,310	3,310
Consolidated Systems, Inc. (a)	40%	2,045	2,092
Thales S.A. (b) (f)	35%	1,822	512
Talaria Holdings, LLC	27%	612	691

		$239,615	$244,303

(a)	Represents a tenancy-in-common interest, under which the entity is under common control by us and our investment partner.
(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(c)	In April 2012, we made a contribution of $1.2 million to this investment to partially prepay our share of its outstanding mortgage loan.
(d)	This decrease was primarily due to a principal payment made on the outstanding mezzanine loan.
(e)	In February 2012, one property was sold and the proceeds were distributed to the partners in this investment, of which our share was $1.3 million.
(f)	In February 2012, the entity received $4.8 million of lease termination income from the former tenant, of which our share was $1.7 million.

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	June 30, 2012	December 31, 2011
Assets	$1,587,857	$1,623,578
Liabilities	(1,024,539)	(1,060,503)

Partners’/members’ equity	$563,318	$563,075

CPA®:16 – Global 6/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$42,593	$45,156	$90,728	$89,558
Expenses	(23,232)	(24,753)	(46,174)	(50,565)
Loss on extinguishment of debt (a)	(208)	-	(208)	-

Net income from continuing operations	$19,153	$20,403	$44,346	$38,993

Net income attributable to the equity investments (b) (c)	$18,960	$14,145	$45,149	$33,792

(a)	Amount represents a loss on extinguishment of debt recognized by a jointly-owned entity as a result of the prepayment of its outstanding non-recourse mortgage note payable.
(b)	Amounts during the six months ended June 30, 2012 included a gain of approximately $1.0 million recognized by a jointly-owned entity as a result of selling its interests in one of the properties in the Barth Europa Transporte e.K/MSR Technologies GmbH investment.
(c)	Amounts during the three and six months ended June 30, 2011 included impairment charges of $10.4 million by a jointly-owned entity that formerly leased property to Best Buy Stores, L.P.

We recognized income from equity investments in real estate of $5.4 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively, and $13.0 million and $6.1 million for the six months ended June 30, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $533.6 million, which are being amortized over periods ranging from 4 years to 40 years. There were no intangible assets or liabilities recorded during the six months ended June 30, 2012. In-place lease, tenant relationship, above-market rent, management contract and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Amortizable Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,404)	(1,483)

	1,710	1,631

Lease intangibles:
In-place lease	360,053	366,886
Tenant relationship	33,270	33,622
Above-market rent	199,134	202,693
Below-market ground lease	6,568	6,611
Less: accumulated amortization	(124,492)	(91,042)

	474,533	518,770

	$476,243	$520,401

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(65,376)	$(65,812)
Less: accumulated amortization	10,984	9,400

	$(54,392)	$(56,412)

Net amortization of intangibles, including the effect of foreign currency translation, was $17.2 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively and $32.3 million and $16.0 million for the six months ended June 30, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization.

CPA®:16 – Global 6/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at June 30, 2012, scheduled net annual amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$27,535
2013	54,188
2014	54,167
2015	51,650
2016	41,132
Thereafter	193,179

$421,851

Note 8. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted average ranges.

Restricted Securities — Our restricted securities are comprised of Canadian Treasury securities obtained in connection with the defeasance of a loan and are included in Other assets, net in the consolidated financial statements. These instruments were classified as Level 1 as we used quoted prices from active markets to determine their fair values.

Derivative Assets — Our derivative assets are comprised of foreign currency collars and forward contracts and an interest rate cap, as well as an embedded credit derivative and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are included in Other assets, net in the consolidated financial statements. The foreign currency collars and forward contracts and interest rate cap were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. Our embedded credit derivative and stock warrants are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

Other Securities — Our other securities are comprised of our interest in a commercial mortgage loan securitization known as the Carey Commercial Mortgage Trust (“CCMT”) and our interest in an interest-only senior note. These assets are included in Other assets, net in the consolidated financial statements and are not traded in an active market. We estimated the fair value of these investments using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a range of weighted averages of 8% - 10%. Significant increases or decreases to this input in isolation would result in significant change in the fair value measurements.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA®:16 – Global 6/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity investments (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Restricted securities	$4,165	$4,165	$-	$-
Other securities:
CCMT	6,307	-	-	6,307
Senior note	1,056	-	-	1,056
Derivative assets	2,589	-	1,427	1,162

Total	$14,117	$4,165	$1,427	$8,525

Liabilities:
Derivative liabilities	$(5,222)	$-	$(5,222)	$-

Total	$(5,222)	$-	$(5,222)	$-

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$10	$10	$-	$-
Restricted securities	4,303	4,303	-	-
Other securities:
CCMT	12,803	-	-	12,803
Senior note	1,256	-	-	1,256
Derivative assets	2,384	-	1,194	1,190

Total	$20,756	$4,313	$1,194	$15,249

Liabilities:
Derivative liabilities	$(4,155)	$-	$(4,155)	$-

Total	$(4,155)	$-	$(4,155)	$-

CPA®:16 – Global 6/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$13,411	$1,161	$14,572	$1,464	$1,333	$2,797
Acquisition of securities in Merger	-	-	-	13,153	-	13,153
Repayment of CCMT mortgage securitization	(5,994)	-	(5,994)	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	-	1	1	-	45	45
Included in other comprehensive income (loss)	25	-	25	64	2	66
Amortization and accretion	(79)	-	(79)	(457)	-	(457)

Ending balance	$7,363	$1,162	$8,525	$14,224	$1,380	$15,604

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$1	$1	$-	$45	$45

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$14,059	$1,190	$15,249	$1,553	$1,369	$2,922
Acquisition of securities in Merger	-	-	-	13,153	-	13,153
Repayment of CCMT mortgage securitization	(6,602)	-	(6,602)	-	-	-
Total gains or losses (realized and unrealized):
Included in earnings	-	(28)	(28)	-	8	8
Included in other comprehensive income (loss)	18	-	18	58	3	61
Amortization and accretion	(112)	-	(112)	(540)	-	(540)

Ending balance	$7,363	$1,162	$8,525	$14,224	$1,380	$15,604

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$(28)	$(28)	$-	$8	$8

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2012 and 2011, except for those assets and liabilities acquired in connection with the Merger. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt (a)	3	$1,666,396	$1,676,044	$1,715,779	$1,718,375
Line of credit	3	143,000	144,400	227,000	227,000
Notes receivable (a)	3	30,885	32,080	55,494	57,025

(a)	We determined the estimated fair value of our other financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity and the current interest rate.

CPA®:16 – Global 6/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2012 and December 31, 2011.

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

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Total Fair Value Measurements (a)	Total Impairment Charges	Total Fair Value Measurements (a)	Total Impairment Charges
Impairment Charges From Continuing Operations:
Net investments in direct financing leases	$-	$-	$32,906	$468

	$-	$-	$32,906	$468

Impairment Charges From Discontinued Operations:
Net investments in properties	$-	$-	$42,007	$11,930
Net investments in direct financing leases	-	-	2,345	41
Intangible assets	-	-	1,555	450

	$-	$-	$45,907	$12,421

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Total Fair Value Measurements (a)	Total Impairment Charges	Total Fair Value Measurements (a)	Total Impairment Charges
Impairment Charges From Continuing Operations:
Net investments in direct financing leases	$-	$10	$32,906	$468

	$-	$10	$32,906	$468

Impairment Charges From Discontinued Operations (Note 14):
Net investments in properties	$4,200	$485	$42,007	$11,930
Net investments in direct financing leases	-	-	2,345	41
Intangible assets	-	-	1,555	450

	$4,200	$485	$45,907	$12,421

(a)	The fair value measurements for Net investments in properties and Net investments in direct financing leases were developed by third-party sources, subject to our corroboration for reasonableness.

CPA®:16 – Global 6/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$1,300	$1,194	$-	$-
Interest rate cap	Other assets, net	127	-	-	-
Interest rate swaps	Accounts payable,	-	-	(5,222)	(4,155)
	accrued expenses and
	other liabilities

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	-	29	-	-
Stock warrants	Other assets, net	1,162	1,161	-	-

Total derivatives		$2,589	$2,384	$(5,222)	$(4,155)

CPA®:16 – Global 6/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (a)	$(1,193)	$(56)	$(1,145)	$(157)
Interest rate cap	(103)	-	(570)	-
Foreign currency contracts (b)	674	-	106	106

Total	$(622)	$(56)	$(1,609)	$(51)

	Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)		Amount of Gain (Loss) Reclassified from Other Comprehensive Income into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (a)	$(284)	$(114)	$(525)	$(155)
Foreign currency contracts (b)	340	-	488	-

Total	$56	$(114)	$(37)	$(155)

(a)	During both the three and six months ended June 30, 2012, we reclassified $0.1 million from Other comprehensive income into income related to ineffective portions of hedging relationships on certain interest rate swaps. No such amounts were reclassified during the three and six months ended June 30, 2011.
(b)	Gains (losses) reclassified from Other comprehensive income into income for contracts that have settled are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Embedded credit derivatives (a)	Other income and (expenses)	$-	$(9)	$(28)	$(46)
Stock warrants	Other income and (expenses)	-	54	-	54

Total		$-	$45	$(28)	$8

(a)	Included losses attributable to noncontrolling interests totaling less than $0.1 million for each of the six months ended June 30, 2012 and for the three and six months ended June 30, 2011, respectively.

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

CPA®:16 – Global 6/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at June 30, 2012 are summarized as follows (dollars in thousands):

		Notional	Cap	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	June 30, 2012
1-Month LIBOR	“Pay-fixed” swap	$3,689	N/A	6.7%	2/2008	2/2018	$(625)
1-Month LIBOR	“Pay-fixed” swap	6,053	N/A	6.4%	7/2008	7/2018	(1,089)
1-Month LIBOR	“Pay-fixed” swap	11,400	N/A	5.6%	3/2008	3/2018	(1,731)
1-Month LIBOR	“Pay-fixed” swap	3,879	N/A	6.9%	3/2011	3/2021	(594)
1-Month LIBOR	“Pay-fixed” swap	5,869	N/A	5.4%	11/2011	12/2020	(291)
1-Month LIBOR	“Pay-fixed” swap	5,939	N/A	4.9%	12/2011	12/2021	(292)
1-Month LIBOR	“Pay-fixed” swap	8,947	N/A	5.1%	3/2012	11/2019	(453)
3-Month Euro Interbank Offered Rate (“EURIBOR”) (a)	Interest rate cap	70,176	3.0%	N/A	4/2012	4/2017	127
1-Month LIBOR	“Pay-fixed” swap	1,994	N/A	4.6%	5/2012	11/2017	(42)
1-Month LIBOR	“Pay-fixed” swap	10,000	N/A	3.3%	6/2012	6/2017	(105)

							$(5,095)

(a)	Amounts are based on the applicable exchange rate at June 30, 2012.

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at June 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Description	Ownership Interest at June 30, 2012	Type	Notional Amount	Cap Rate	Spread	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at June 30, 2012
						5.0%-	7/2006-	10/2015-
3-Month LIBOR (a)	25.0%	“Pay-fixed” swap	$142,994	N/A	N/A	5.6%	4/2008	7/2016	$(15,048)
3-Month LIBOR	27.3%	Interest rate cap	121,012	4%	1.2%	N/A	3/2011	8/2014	9
3-Month EURIBOR (a)	35.0%	“Pay-fixed” swap	20,087	N/A	N/A	0.9%	4/2012	7/2013	(76)

									$(15,115)

(a)	Amounts are based on the applicable exchange rate at June 30, 2012.

Foreign Currency Contracts

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

CPA®:16 – Global 6/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2012 (dollars in thousands, except strike price):

Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at June 30, 2012
Collars	$8,551	$1.40 - 1.43	9/2011	9/2012 - 3/2013	$902
Forward contracts	67,355	1.28 - 1.30	5/2012	6/2013 - 6/2017	398

	$75,906				$1,300

(a)	Amounts are based upon the exchange rate of the Euro at June 30, 2012.

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

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2012, we estimate that an additional $1.2 million will be reclassified as interest expense during the next twelve months related to our interest rate swaps and caps and $0.9 million will be reclassified to Other income and (expenses) related to our foreign currency contracts and collars.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2012. At June 30, 2012, our total credit exposure was $1.4 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $1.3 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.3 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.9 million or $4.7 million, respectively.

CPA®:16 – Global 6/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

June 30, 2012
Region:
Total U.S.	67%

Germany	15%
Other Europe	15%

Total Europe	30%
Other international	3%

Total international	33%

Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	23%
Retail	18%
Office	13%
All other	9%

Total	100%

Tenant Industry:
Retail	26%
All other	74%

Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany)	11%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 10. Debt

Non-Recourse and Limited-Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.5 billion and $2.2 billion at June 30, 2012 and December 31, 2011, respectively. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 7.8% and variable annual effective interest rates ranging from 1.7% to 6.9%, with maturity dates ranging from 2012 to 2031, at June 30, 2012.

During 2012, we obtained non-recourse financing totaling $50.1 million, with a weighted-average annual interest rate and term of 4.8% and 8.1 years, respectively. Of the total financing, $21.0 million bears interest at a variable-rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

During 2012, we refinanced maturing non-recourse mortgage loans totaling $13.9 million with new non-recourse financing totaling $15.5 million and a weighted-average annual interest rate and term of 5.4% and 6.2 years, respectively.

CPA®:16 – Global 6/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

In May 2012, we modified and partially extinguished the non-recourse mortgage loan outstanding related to our Hellweg 2 investment, which had a total balance of $352.3 million at the time of extinguishment. We recognized a gain on the extinguishment of debt of $5.9 million. The modification of the remaining non-recourse mortgage was not substantial.

Additionally, during the six months ended June 30, 2012, in connection with the repayment of several non-recourse mortgages, we recognized a net loss on extinguishment of debt of $0.3 million.

At June 30, 2012, we were in default on one of our non-recourse mortgage obligations with an outstanding balance of $9.8 million due to non-payment as part of the mortgage restructuring negotiation.

Line of Credit

On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub, our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. The Credit Agreement provides for a secured revolving credit facility in an amount of up to $320.0 million, with an option for CPA 16 Merger Sub to request an increase in the facility by an aggregate principal amount of up to $30.0 million for a total credit facility of up to $350.0 million, and was scheduled to mature on May 2, 2014, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Credit Agreement.

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At June 30, 2012, availability under the line was $233.2 million, of which we had drawn $143.0 million. At December 31, 2011, the outstanding balance on our line of credit was $227.0 million.

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Credit Agreement. We were in compliance with these covenants at June 30, 2012.

Scheduled debt principal payments during each of the next five years following June 30, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2012 (remainder)	$47,910
2013	43,370
2014 (b)	250,149
2015	157,210
2016	240,886
Thereafter through 2031	1,074,878

1,814,403
Unamortized premium, net (c)	(5,007)

Total	$1,809,396

(a)	Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2012.
(b)	Includes $143.0 million outstanding under our Credit Agreement, which is scheduled to mature in 2014 unless extended pursuant to its terms (Note 15).
(c)	Represents the fair market value adjustment of $6.5 million resulting from the assumption of property level debt in connection with the Merger, partially offset by a $1.5 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

CPA®:16 – Global 6/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

Note 12. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2012.

The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Six Months Ended June 30, 2012
	Total Equity	CPA®:16 – Global Shareholders	Noncontrolling Interests
Balance - beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued	24,406	24,406	-
Contributions	20,406	-	20,406
Net income	28,895	15,297	13,598
Distributions	(81,625)	(67,396)	(14,229)
Change in other comprehensive income	(8,834)	(8,141)	(693)
Shares repurchased	(13,159)	(13,159)	-

Balance - end of period	$1,471,372	$1,375,064	$96,308

	Six Months Ended June 30, 2011
	Total Equity	CPA®:16 – Global Shareholders	Noncontrolling Interests
Balance - beginning of period	$930,351	$851,212	$79,139
Shares issued	652,098	652,098	-
Issuance of noncontrolling interest	82,990	-	82,990
Purchase of noncontrolling interest	(51,022)	9,246	(60,268)
Issuance of Special Member Interest	69,224	34,612	34,612
Change of ownership interest	(34,300)	-	(34,300)
Contributions	1,915	-	1,915
Net income	(11,414)	(14,766)	3,352
Distributions	(61,481)	(49,661)	(11,820)
Change in other comprehensive loss	13,451	5,123	8,328
Shares repurchased	(7,412)	(7,412)	-

Balance - end of period	$1,584,400	$1,480,452	$103,948

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

The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Six Months Ended June 30,
	2012	2011
Balance - beginning of period	$21,306	$21,805
Foreign currency translation adjustment	(612)	1,872

Balance - end of period	$20,694	$23,677

CPA®:16 – Global 6/30/2012 10-Q — 24

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both June 30, 2012 and December 31, 2011, we had unrecognized tax benefits of approximately $1.1 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2012 and December 31, 2011, we had accrued interest related to uncertain tax positions of $0.1 million.

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$567	$3,079	$1,662	$4,018
Expenses	(425)	(3,836)	(2,918)	(4,811)
Gain (loss) on sale of real estate	3	(140)	(2,189)	(140)
(Loss) gain on extinguishment of debt	(357)	37	(356)	37
Impairment charges	-	(12,421)	(485)	(12,421)

Loss from discontinued operations	$(212)	$(13,281)	$(4,286)	$(13,317)

2012 — In January 2012, we extended our lease with PRG and concurrently implemented a periodic purchase/put option structure whereby PRG has the right to purchase the property at preset dates and prices throughout course of the lease term. If PRG does not exercise its purchase option, the property transfers to the tenant for $1 at the end of the lease term in June 2029. This lease is now accounted for as a sales-type lease because of the automatic transfer of title at the end of the lease. As there are no significant contingencies to the sale at June 30, 2012, this property was classified as Assets held for sale on our consolidated balance sheet.

In January 2012, we sold three properties leased to Sovereign Bank for $3.0 million, net of selling costs, and recognized a loss on sale of less than $0.1 million.

CPA®:16 – Global 6/30/2012 10-Q — 25

Notes to Consolidated Financial Statements

In February 2012, in connection with the restructuring of our leases with American Tire Distributors, we sold one property to the tenant for $1.5 million. In conjunction with the restructuring, we repaid in full the existing mortgage of $7.9 million, which was collateralized by the three properties. We recognized a loss on sale of $2.4 million and lease termination income of $0.8 million.

In March 2012, we sold a property leased to McLane Foodservices for $7.2 million, net of selling costs, and recognized a gain on sale of $0.2 million.

During the second quarter of 2012, we sold three properties for $6.8 million, net of selling costs, and recognized a net loss on extinguishment of debt of $0.4 million and a net gain on sale of less than $0.1 million.

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

In May 2011, International Aluminum Corp. filed for bankruptcy protection and terminated their lease with us in bankruptcy proceedings. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. At the date of deconsolidation, the property had a carrying value of $38.1 million, reflecting the impact of impairment charges totaling $12.4 million recognized during the second quarter of 2011.

In April 2011, we sold a vacant property previously leased to Gortz & Schiele GmbH & Co. for $0.4 million, net of selling costs, and recognized a net loss of less than $0.1 million, inclusive of the impact of impairment charges recognized during 2009 totaling $2.9 million. All amounts are inclusive of the 50% interest in the venture owned by our affiliate as the noncontrolling interest partner. Amounts are based upon the exchange rate of the Euro at the date of sale.

In May 2011, we entered into an agreement to sell a domestic property acquired in connection with the Merger and leased to Celadon Group, Inc. for $11.2 million, which exceeded the carrying value of this property at June 30, 2011. We recognized an impairment charge of less than $0.1 million in connection with this sale. We completed the sale of this property in July 2011. At June 30, 2011, these properties were classified as Assets held for sale on our consolidated balance sheet.

Note 15. Subsequent Events

On August 1, 2012, we amended our existing Credit Agreement to reduce the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from 3.25% plus LIBOR to 2.50% plus LIBOR and to decrease the number of properties included in our borrowing base pool.

CPA®:16 – Global 6/30/2012 10-Q — 26

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

Business Overview

We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2003 and are managed by the advisor. We hold substantially all of our assets and conduct substantially all of our business through our Operating Partnership. We are the general partner of, and own 99.985% of the interests in, the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

On May 2, 2011, CPA®:14 merged with and into one of our subsidiaries in the Merger. The six months ended June 30, 2011 reflects four months of pre-Merger activity.

Financial Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$82,120	$80,216	$165,242	$139,052
Net income attributable to CPA®:16 – Global shareholders	7,977	(20,171)	15,297	(14,766)
Cash flow from operating activities			94,072	63,254

Distributions paid	33,676	20,976	67,099	41,801

Supplemental financial measures:
Modified funds from operations	40,640	31,905	81,598	48,392
Adjusted cash flow from operating activities			85,728	45,444

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues, net income and cash flow from operating activities all increased for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to results of operations and cash flow generated from the properties acquired in the Merger in May 2011. Additionally, the six months ended June 30, 2011 reflected a non-cash contract termination fee of $34.3 million incurred in connection with the amendment of our advisory agreement and the issuance of the Special Member Interest to a subsidiary of WPC in connection with the UPREIT Reorganization in May 2011.

Our MFFO supplemental measure for the three and six months ended June 30, 2012 as compared to the same period in 2011 increased by $8.7 million and $33.2 million, respectively, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.

CPA®:16 – Global 6/30/2012 10-Q — 27

ACFO for the six months ended June 30, 2012 increased by $40.3 million compared to the same period in 2011. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger.

Our quarterly cash distribution was $0.1672 per share for the second quarter of 2012, which equates to $0.6688 per share on an annualized basis.

Changes in Management

On July 17, 2012, WPC announced that Mark J. DeCesaris had informed it of his intention to resign as our Chief Financial Officer, as Chief Financial Officer of Corporate Property Associates 15 Incorporated, Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), and Carey Watermark Investors Incorporated and as Chief Financial Officer of WPC. Mr. DeCesaris plans to remain in those positions, maintaining his responsibilities and assisting in the recruitment of a new Chief Financial Officer, until the transition of his duties is complete. WPC’s board of directors also appointed Mr. DeCesaris to serve as a director, effective as of July 17, 2012.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Economic conditions in the U.S. continue to show some signs of stabilization, while the economic outlook in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the six months ended June 30, 2012, our revenue denominated in the Euro currency was $48.0 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at June 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at June 30, 2012 was $1.2578, a 3% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet at June 30, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 7.5% during the six months ended June 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period.

Capital Markets

Domestically, new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt remains in check while events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

Financing Conditions

We are impacted by the cost and availability of financing. Despite the recent stabilization in the U.S. credit and real estate financing markets, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During the six months ended June 30, 2012, we obtained domestic non-recourse mortgage financing totaling $65.6 million.

CPA®:16 – Global 6/30/2012 10-Q — 28

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. These fundamentals remain at risk of deteriorating further in Europe, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Value

The advisor generally calculates our estimated net asset value per share (“NAV”) by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including discount rate, individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

Our NAV was $9.10 at December 31, 2011 and had increased by 2.2% from $8.90 at May 2, 2011, which was calculated in connection with the Merger and remained the same at June 30, 2011.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact our NAV and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Conversely, improving credit quality has a positive impact on our NAV.

Despite the stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that additional tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen modest inflation in the U.S. during the past quarter that may favorably affect rents in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor actively manages our portfolio and generally begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. For those leases that are renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms. As of June 30, 2012, we have no significant leases scheduled to expire in the next twelve months. Our occupancy rate decreased from 98% at December 31, 2011 to 97% as of June 30, 2012.

CPA®:16 – Global 6/30/2012 10-Q — 29

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental income	$125,721	$106,024
Interest income from direct financing leases	19,941	15,401

	$145,662	$121,425

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Six Months Ended June 30,
Lessee	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$17,352	$18,434
Carrefour France, SAS (a) (c)	11,357	13,698
Dick’s Sporting Goods, Inc. (b) (d)	5,336	2,800
Telcordia Technologies, Inc.	5,099	5,000
SoHo House/SHG Acquisition (UK) Limited (e)	3,928	5,005
Nordic Atlanta Cold Storage, LLC	3,660	3,443
Tesco plc (a) (b)	3,617	3,847
Berry Plastics Corporation (b)	3,498	3,286
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (f)	2,677	2,364
Fraikin SAS (a) (g)	2,515	2,619
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	2,426	2,452
The Talaria Company (Hinckley) (b)	2,394	2,537
Perkin Elmer, Inc. (h)	2,172	759
Ply Gem Industries, Inc. (a)	2,083	1,985
Best Brands Corp.	2,081	2,020
Huntsman International, LLC	2,002	2,002
Caremark Rx, Inc. (h)	1,980	662
Bob’s Discount Furniture, LLC	1,880	1,814
Universal Technical Institute of California, Inc.	1,847	1,800
Kings Super Markets Inc.	1,808	1,800
TRW Vehicle Safety Systems Inc.	1,784	1,784
Performance Fibers GmbH (a)	1,735	1,724
Finisar Corporation	1,644	1,644
Other (a) (b) (i)	60,787	37,946

	$145,662	$121,425

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $22.1 million and $22.6 million for the six months ended June 30, 2012 and 2011, respectively.

CPA®:16 – Global 6/30/2012 10-Q — 30

(c)	This decrease was primarily due to the tenant vacating one of the buildings it formerly leased in September 2011.
(d)	In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $2.5 million for the six months ended June 30, 2012.
(e)	This change was primarily due to lease restructuring in the first quarter of 2011.
(f)	This increase was due to a CPI-based rent increase, as well as the completion of an expansion in October 2011.
(g)	In October 2011, the jointly-held investment entity sold seven properties, which contributed to the decrease.
(h)	This investment was acquired in the Merger.
(i)	This increase was primarily due to the impact of properties acquired in the Merger.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at June 30, 2012	Six Months Ended June 30,
Lessee		2012	2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$16,154	$16,154
The New York Times Company	27%	13,697	14,024
OBI A.G. (a)	25%	8,120	8,609
True Value Company (b)	50%	7,191	7,191
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	25%	6,637	7,936
Advanced Micro Devices, Inc. (b)	67%	5,972	5,972
Pohjola Non-life Insurance Company (a)	40%	4,489	4,684
TietoEnator Plc (a)	40%	4,200	4,387
Police Prefecture, French Government (a)	50%	3,853	4,114
Schuler A.G. (a)	33%	3,077	3,257
Frontier Spinning Mills, Inc.	40%	2,308	2,244
Actebis Peacock GmbH (a)	30%	1,998	2,109
Del Monte Corporation (b)	50%	1,763	1,763
Consolidated Systems, Inc.	40%	927	911
Actuant Corporation (a) (c)	50%	803	939
Thales S.A. (a) (d)	35%	626	2,200
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.(b) (e)	56%	582	8,212
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.)(a) (f)	33%	572	764
Best Buy Co., Inc. (g)	37%	-	1,786

		$82,969	$97,256

(a)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(b)	This entity was acquired in the Merger.
(c)	This decrease was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct finance leases.
(d)	In December 2011, Thales S.A. vacated the building at the end of its lease term and the entity entered into leases with three new tenants at a significantly reduced rent.
(e)	In September 2011, the entity sold the properties leased to LifeTime Fitness, Inc. The entity continues to lease properties to Town Sports International Holdings, Inc.
(f)	The entity sold one property leased to Barth Europa Transporte e.K in February 2012.
(g)	In September 2011, the entity sold its properties and distributed the proceeds to its partners.

CPA®:16 – Global 6/30/2012 10-Q — 31

Lease Revenues

As of June 30, 2012, 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 23% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

During the three months ended June 30, 2012, we signed three leases, totaling 686,346 square feet of leased space. All three leases were renewals or short-term extensions with existing tenants. The average rent remained unchanged at $3.68 per square foot after the renewals. None of the tenants had tenant improvement allowances or concessions.

During the six months ended June 30, 2012, we signed eight leases, totaling 1,244,878 square feet of leased space. All eight leases were renewals or short-term extensions with existing tenants. The average rent decreased from $9.96 per square foot to $9.73 per square foot after the renewals. None of the tenants had tenant improvement allowances or concessions.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, lease revenues increased by $1.9 million and $24.2 million, respectively, primarily due to an increase of $7.6 million and $28.7 million, respectively, as a result of properties acquired in the Merger and scheduled rent increases of $1.2 million and $2.2 million, respectively, partially offset by the unfavorable impact of foreign currency fluctuations of $3.1 million and $3.8 million, respectively, and the effects of lease restructurings and rejections totaling $3.7 million and $3.2 million, respectively.

General and Administrative

For both the three and six months ended June 30, 2012 as compared to the same periods in 2011, general and administrative expense decreased by $8.6 million. The decrease for the three-month period was comprised of Merger-related costs of $8.8 million not recurring in the current year period, offset partially by increases in professional fees and rent expense of $0.2 million and $0.1 million, respectively. The decrease for the six-month period was comprised of a decrease in Merger-related costs of $10.1 million not recurring in the current year period, offset partially by an increase in management fees, professional fees and rent expense of $0.7 million, $0.5 million and $0.2 million, respectively. Professional fees include legal, accounting and investor-related expenses incurred in the normal course of business. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to the Merger.

Depreciation and Amortization

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, depreciation and amortization increased by $4.7 million and $14.3 million, respectively, primarily as a result of properties acquired in the Merger, which contributed $3.1 million and $11.9 million, respectively, to the increase. In addition, as a result of the termination of a lease with a tenant in May 2012, we wrote off $2.9 million of lease intangibles.

Property Expenses

For the three months ended June 30, 2012 as compared to the same period in 2011, property expenses decreased by $1.3 million. Performance fees decreased by $1.0 million as a result of the changes to our advisory agreement in connection with the UPREIT Reorganization. Subsequent to the Merger, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 3). Uncollected rent expense and reimbursable tenant costs decreased by $0.6 million and $0.3 million, respectively. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. These decreases were partially offset by an increase in asset management fees of $0.5 million as a result of the Merger, which increased the asset base from which the advisor earns a fee.

CPA®:16 – Global 6/30/2012 10-Q — 32

Issuance of Special Member Interest

During the three and six months ended June 30, 2011, in connection with the UPREIT Reorganization on May 2, 2011, we incurred a non-cash charge of $34.3 million related to the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of the advisory agreement as a result of the UPREIT Reorganization (Note 3).

Impairment Charges

During the three and six months ended June 30, 2011, we recognized impairment charges of $0.5 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, income from equity investments increased by $3.7 million and $6.9 million, respectively, primarily due to the impact of properties sold in 2012 and 2011 that generated net losses in the prior year periods, resulting in a net increase to income from equity investments of $3.4 million and $4.0 million, respectively. Equity investments acquired in the Merger contributed additional income of $1.3 million for the six months ended June 30, 2012 as compared to 2011. In addition, we recognized a net increase of $1.0 million for the six months ended June 30, 2012 as compared to 2011 from our Thales S.A. investment, primarily due to the recognition of our share of lease termination income of $1.7 million received from the former tenant, partially offset by a decrease in income as a result of the tenant vacating the property in December 2011.

Other Income and (Expenses)

Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the relevant entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended June 30, 2012, we recognized net other expense of $2.4 million, which was comprised primarily of unrealized foreign currency transaction losses of $2.5 million. During the comparable prior year period, we recognized net other income of $1.4 million, which was primarily related to net realized and unrealized foreign currency transaction gains of $1.3 million.

For the six months ended June 30, 2012, we recognized net other expense of $1.5 million, which was comprised primarily of net realized and unrealized foreign currency transaction losses of $2.3 million, a net realized gain on derivatives of $0.5 million and a gain of $0.2 million related to an insurance claim with a former tenant. During the comparable prior year period, we recognized net other income of $2.2 million, which was primarily related to net realized and unrealized foreign currency transaction gains of $2.1 million.

Gain (Loss) on Extinguishment of Debt

During the three and six months ended June 30, 2012, we recognized a net gain on the extinguishment of debt of $6.0 million and $5.5 million, respectively. Both periods are comprised primarily of a gain of $5.9 million resulting from the partial extinguishment of the non-recourse mortgage loan outstanding related to our Hellweg 2 investment recognized during the second quarter of 2012.

During the second quarter of 2011, we recognized a loss on the extinguishment of debt of $2.5 million resulting from the defeasance of eight loans in connection with obtaining our line of credit (Note 10).

CPA®:16 – Global 6/30/2012 10-Q — 33

Bargain Purchase Gain on Acquisition

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART, which impacted the provisional acquisition accounting, and resulted in an increase of $11.7 million to the preliminary bargain purchase gain.

Interest Expense

For the six months ended June 30, 2012 as compared to the same period in 2011, interest expense increased by $6.5 million primarily as a result of interest on mortgage financing assumed in the Merger, as well as amounts borrowed under the line of credit that we obtained in connection with the Merger.

Provision for Income Taxes

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, provision for income taxes decreased by $2.1 million and $1.0 million, respectively, primarily due to a decrease in trade tax associated with our Hellweg 2 investment of $1.6 million and $0.6 million, respectively. Additionally, state franchise tax and the accrual for unrecognized tax expense decreased by $0.2 million each for the three months ended June 30, 2012 as compared to the same period in 2011 and by $0.2 million and $0.1 million, respectively, for the six months ended June 30, 2012 as compared to the same period in 2011.

Discontinued Operations

For the three and six months ended June 30, 2012, we recognized loss from discontinued operations of $0.2 million and $4.3 million, respectively. The loss for the six months ended June 30, 2012 was primarily comprised of the net loss on sale of real estate totaling $2.2 million from the disposal of eight properties and loss generated from the operations of discontinued properties of $1.3 million.

For the three and six months ended June 30, 2011, we recognized loss from discontinued operations of $13.7 million, primarily due to impairment charges totaling $12.4 million incurred in connection with properties formerly leased to International Aluminum Corp., which filed for bankruptcy in May 2011.

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, net income attributable to noncontrolling interests increased by $8.4 million and $10.2 million, respectively, primarily due to the Available Cash Distribution paid to the Special General Partner totaling $3.6 million and $7.9 million, respectively, as well as a gain on extinguishment of debt recorded in the second quarter of 2012 related to the Hellweg 2 non-recourse mortgage loan, of which our affiliates’ noncontrolling interest amounted to $4.2 million.

Net Income Attributable to CPA®:16 – Global Shareholders

For the three months ended June 30, 2012, the resulting net income attributable to CPA®:16 – Global shareholders was $8.0 million as compared to a net loss of $20.2 million for the same period in 2011.

For the six months ended June 30, 2012, the resulting net income attributable to CPA®:16 – Global shareholders was $15.3 million as compared to a net loss of $14.8 million for the same period in 2011.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income (loss) attributable to CPA®:16 – Global shareholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, MFFO increased by $8.7 million and $33.2 million, respectively, primarily due to the positive impact of properties acquired in the Merger.

CPA®:16 – Global 6/30/2012 10-Q — 34

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

Operating Activities

Our cash flow from operating activities was positively impacted by cash flows generated from properties acquired in the Merger. During the six months ended June 30, 2012, we used cash flows from operating activities of $94.1 million primarily to fund net cash distributions to shareholders of $49.8 million, which excluded $17.3 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $15.0 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to receive 50% of its asset management fees in shares of our common stock and as a result, we paid asset management fees of $7.1 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. We received $24.0 million in proceeds from the repayment in full of two loans related to building construction for an investment and approximately $6.0 million related to our return on our CCMT investment as a result of the repayment of principal on certain mortgages included in the trust. We also received $18.6 million in connection with the sale of eight properties (Note 14) and $6.4 million in distributions from equity investments in real estate in excess of equity income. Funds totaling $8.4 million and $11.3 million were invested in and released from, respectively, lender-held investment accounts. In January 2012, we paid $1.6 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

As noted above, during the six months ended June 30, 2012, we paid distributions to shareholders and affiliates that hold noncontrolling interests in various entities with us. We also repaid $84.0 million from the line of credit we obtained in connection with the Merger, prepaid several non-recourse mortgages totaling $43.0 million and made scheduled mortgage principal installments totaling $49.0 million. We received proceeds of $65.6 million from new financing obtained on seven properties, $17.3 million as a result of issuing shares through our distribution reinvestment and share purchase plan and $20.4 million in contributions from noncontrolling interests. Funds totaling $2.7 million and $0.1 million, respectively, were released from and placed into lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. During the six months ended June 30, 2012, we received requests to redeem 1,520,035 shares of our common stock pursuant to our redemption plan and we redeemed these requests at an average price per share of $8.73, totaling $13.3 million. These redemptions were partially offset by share cancellations during the first quarter of 2012 totaling $0.1 million.

Adjusted Cash Flow from Operating Activities (“ACFO”)

ACFO is a non-GAAP measure that we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below. Our ACFO for the six months ended June 30, 2012 was $85.7 million, an increase of $40.3 million over the comparable prior year period. This increase was primarily attributable to the cash flows generated from properties acquired in the Merger.

CPA®:16 – Global 6/30/2012 10-Q — 35

Summary of Financing

The table below summarizes our non-recourse and limited-recourse long-term debt and credit facility (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance
Fixed rate	$1,513,648	$1,573,772
Variable rate (a)	295,748	369,007

Total	$1,809,396	$1,942,779

Percent of total debt
Fixed rate	84%	81%
Variable rate (a)	16%	19%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	3.6%	4.5%

(a)	Variable-rate debt at June 30, 2012 included (i) $143.0 million outstanding under our line of credit; (ii) $57.8 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $70.2 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at June 30, 2012, and (iv) $12.1 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At June 30, 2012, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At June 30, 2012, our cash resources consisted of cash and cash equivalents totaling $85.7 million. Of this amount, $39.4 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $90.2 million, as well as unleveraged properties that had an aggregate carrying value of $78.6 million at June 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties. For a description of the recent amendment to our Credit Agreement, see Note 15. Our cash resources can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $33.2 million will be due during the next twelve months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $32.4 million. We are actively seeking to refinance certain of these loans.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.

CPA®:16 – Global 6/30/2012 10-Q — 36

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse and limited-recourse debt — Principal (a)	$1,814,403	$68,824	$375,917	$795,925	$573,737
Deferred acquisition fees — Principal	1,757	546	812	393	6
Interest on borrowings and deferred acquisition fees (b)	508,583	92,660	174,469	135,167	106,287
Subordinated disposition fees (c)	1,197	-	1,197	-	-
Expansion commitments (d)	208	208	-	-	-
Operating and other lease commitments (e)	51,449	1,997	3,976	3,263	42,213

	$2,377,597	$164,235	$556,371	$934,748	$722,243

(a)	Excludes $6.5 million of fair market value adjustments in connection with the Merger, offset partially by $1.5 million of unamortized discount on a non-recourse mortgage loan that we repurchased from the lender, which was included in Non-recourse and limited-recourse debt at June 30, 2012.
(b)	Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at June 30, 2012.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.
(d)	Represents the remaining commitment on an expansion project.
(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $11.6 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2012, which consisted primarily of the Euro. At June 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:16 – Global 6/30/2012 10-Q — 37

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in them at June 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Total Assets	Non-Recourse and Limited-Recourse Third-Party Debt	Maturity Date
True Value Company	50%	$124,631	$65,609	1/2013 & 2/2013
Thales S.A. (a)	35%	25,402	20,087	7/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	277,754	153,473	5/2014
Actuant Corporation (a)	50%	15,532	9,887	5/2014
TietoEnator Plc (a)	40%	77,620	59,413	7/2014
The New York Times Company (b)	27%	247,577	120,952	9/2014
Pohjola Non-life Insurance Company (a)	40%	84,940	72,009	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	173,773	84,880	5/2015
Actebis Peacock GmbH (a)	30%	42,993	26,785	7/2015
Del Monte Corporation	50%	13,150	11,070	8/2016
Frontier Spinning Mills, Inc.	40%	38,809	22,465	8/2016
Consolidated Systems, Inc.	40%	16,474	11,096	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	7,227	7,422	12/2016
OBI A.G. (a)	25%	171,301	142,994	3/2018
Advanced Micro Devices, Inc.	67%	80,551	55,614	1/2019
Police Prefecture, French Government (a)	50%	88,089	77,158	8/2020
Schuler A.G. (a)	33%	64,159	-	N/A
The Upper Deck Company	50%	26,120	-	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	11,687	-	N/A
Talaria Holdings, LLC	27%	68	-	N/A

		$1,587,857	$940,914

(a)	Dollar amounts shown are based on the applicable exchange rate of the foreign currency at June 30, 2012.
(b)	The related mortgage loan is limited-recourse to CPA®:17 – Global.

Subsequent Events

On August 1, 2012, we amended our existing Credit Agreement to reduce the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from 3.25% plus LIBOR to 2.50% plus LIBOR and to decrease the number of properties included in our borrowing base pool.

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

CPA®:16 – Global 6/30/2012 10-Q — 38

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

CPA®:16 – Global 6/30/2012 10-Q — 39

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

CPA®:16 – Global 6/30/2012 10-Q — 40

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

CPA®:16 – Global 6/30/2012 10-Q — 41

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to CPA®:16 - Global shareholders	$7,977	$(20,171)	$15,297	$(14,766)
Adjustments:
Depreciation and amortization of real property	25,578	22,765	52,088	37,903
Impairment charges (a)	-	12,889	495	12,889
(Gain) loss on sale of real estate, net	(2)	140	2,189	140
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,962	4,217	7,414	6,585
Impairment charges (a)	84	1	84	-
Gain (loss) on sale of real estate	3	-	(322)	2
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,565)	(3,615)	(5,819)	(9,490)

Total adjustments	27,060	36,397	56,129	48,029

FFO — as defined by NAREIT (a)	35,037	16,226	71,426	33,263

Adjustments:
Issuance of Special Member Interest	-	34,300	-	34,300
Bargain purchase gain on acquisition	-	(28,709)	-	(28,709)
(Gain) loss on extinguishment of debt (b)	(5,670)	2,479	(5,164)	2,479
Other depreciation, amortization and non-cash charges	2,459	97	1,460	(748)
Straight-line and other rent adjustments (c)	(1,268)	(6,263)	(3,415)	(6,998)
Acquisition expenses (d)	127	94	234	189
Merger expenses (d)	6	12,026	99	12,026
Amortization of deferred financing costs	(117)	-	740	-
Above-market rent intangible lease amortization, net (e)	5,428	3,815	9,936	4,435
(Accretion of discounts) / amortization of premiums on debt investments, net	(546)	435	82	509
Realized gains on foreign currency, derivatives and other (f)	(84)	(1,594)	-	(1,539)
Unrealized losses (gains) on mark-to-market adjustments (g)	66	(32)	84	(32)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	(33)	12	(3)	44
Straight-line and other rent adjustments (c)	(48)	(1,491)	65	(1,673)
Loss on extinguishment of debt	83	-	83	-
Acquisition expenses (d)	64	64	128	128
Above (below)-market rent intangible lease amortization, net (e)	923	452	1,848	522
Realized losses (gains) on foreign currency, derivatives and other (f)	5	(26)	30	(33)
Unrealized gains on mark-to-market adjustments (g)	-	(2)	-	(2)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	4,208	22	3,965	231

Total adjustments	5,603	15,679	10,172	15,129

MFFO (c) (d)	$40,640	$31,905	$81,598	$48,392

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)	This relates to our share of gain on the extinguishment of debt recognized by a jointly-owned investment (Note 6).

CPA®:16 – Global 6/30/2012 10-Q — 42

(c)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different from the underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(d)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(e)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(f)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(g)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

Adjusted Cash Flow from Operating Activities (“ACFO”)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions of property-level operating cash flows that we receive from our investments in unconsolidated jointly-owned real estate investments in excess of our equity income; subtract cash distributions of property-level operating cash flows that we make to our noncontrolling partners in jointly-owned real estate investments that we consolidate net of such partners’ contributions to our share of property-level operating cash flows; and eliminate changes in working capital. We hold a number of interests in jointly-owned real estate investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments that are attributable to the property-level operating cash flows of the underlying jointly-owned investments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP. The jointly-owned investments are property-owning entities and their activities are generally limited to receiving rental income, financing the property and ultimately disposing of the property. Distributions and contributions related to these activities are based on the ownership percentages of the partners in each venture. In accordance with each jointly-owned investment’s operating agreement, the jointly-owned investment partners generally participate in the investment’s operating cash flow, debt financing and proceeds from property distributions. Distributions of cash to jointly-owned investment partners are typically made on a monthly basis.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

CPA®:16 – Global 6/30/2012 10-Q — 43

The following summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$94,072	$63,254

Cash flow provided by (used in) investing activities	$56,049	$(320,120)

Cash flow (used in) provided by financing activities	$(172,771)	$268,739

ACFO was as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$94,072	$63,254
Adjustments related to equity method investments:
Add: Distributions received from equity investments in real estate in excess of equity income	6,441	2,770
Less: Distributions received from equity investments in real estate in excess of equity income — attributable to financing activities	(155)	(579)

Distributions received from equity investments in excess of equity income — attributable to operating activities (a)	6,286	2,191

Adjustments related to noncontrolling interests:
Less: Distributions (paid to) net of contributions received from noncontrolling interests	5,415	(10,860)
Add: Distributions received from noncontrolling interests, net not attributable to operating activities	(19,786)	(315)

Distributions paid to noncontrolling interests, attributable to operating activities (b) (c)	(14,371)	(11,175)

Adjustments related to changes in working capital: (d)
Net changes in other assets and liabilities	(259)	(8,826)

Adjusted cash flow from operating activities	$85,728	$45,444

Distributions declared	$67,399	$49,661

(a)	Cash flow provided by operating activities on a GAAP basis does not include distributions that we receive from equity investments in excess of our equity income. All such excess distributions, including our share of distributions of property-level cash flows in excess of operating income, are reported as cash flows provided by investing activities in our statement of cash flows. In calculating ACFO, we make an adjustment to our reported cash flow provided by operating activities to add such distributions to the extent they relate to our pro rata share of property-level operating income, after deducting any portion of such distributions attributable to the financing or investment activities of the underlying jointly-owned investment.
(b)	Cash flow provided by operating activities on a GAAP basis does not include contributions that we receive from noncontrolling interests and distributions that we pay to noncontrolling interests in our consolidated jointly-owned investments. All such contributions and distributions, including contributions to and distributions of property-level operating cash flows, are reported as cash flows used in or provided by financing activities in our statement of cash flows. In calculating ACFO, we make adjustments to our reported cash flow provided by operating activities to add contributions received from noncontrolling interests and subtract distributions paid to noncontrolling interests to the extent these contributions or distributions relate to operating activities of the underlying property jointly-owned investments.
(c)	The amount previously disclosed for Adjusted cash flow from operating activities for the six months ended June 30, 2011 of $46.4 million has been revised in the table above to reflect an additional noncontrolling interest distribution of $1.0 million.
(d)	Cash flow provided by operating activities on a GAAP basis includes adjustments to reflect the impact of the “net changes in other operating assets and liabilities” as well as the change in income taxes, net. We make adjustments to cash flow provided by operating activities to incorporate changes between reporting periods in other assets and liabilities, including accrued and prepaid income taxes, as we believe that these adjustments better reflect cash generated from core operations.

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

CPA®:16 – Global 6/30/2012 10-Q — 44

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We estimate that the net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses and other liabilities and Other assets, net, respectively, in the consolidated financial statements, was in a net liability position of $5.1 million at June 30, 2012. In addition, three unconsolidated investments in which we have interests ranging from 25% to 35% had interest rate swaps and an interest rate cap with a net estimated fair value liability of $15.0 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at June 30, 2012 (Note 9).

In connection with the Hellweg 2 transaction, two entities in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the six months ended June 30, 2012 and 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million for each period presented.

At June 30, 2012, the majority (approximately 91%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2012 ranged from 4.4% to 7.8%. The annual effective interest rates on our variable-rate debt at June 30, 2012 ranged from 1.7% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above.

CPA®:16 – Global 6/30/2012 10-Q — 45

The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$44,462	$35,987	$99,293	$137,118	$232,369	$968,884	$1,518,113	$1,518,140
Variable-rate debt	$3,449	$7,383	$150,856	$20,092	$8,517	$105,993	$296,290	$302,304

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2012 by an aggregate increase of $70.6 million or an aggregate decrease of $67.9 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at June 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2012, we recognized net realized and unrealized foreign currency transaction losses of $0.8 million and $1.6 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency collars to hedge certain of our foreign currency cash flow exposures. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. By entering into these instruments, we are locked into a future currency exchange rate, which limits our exposure to the movement in foreign currency exchange rates. The net estimated fair value of our foreign currency collars, which are included in Other assets, net in the consolidated financial statements, was $1.3 million at June 30, 2012. We obtain mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2012, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.2 million, which is included in Other assets, net, within the consolidated financial statements.

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

CPA®:16 – Global 6/30/2012 10-Q — 46

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2012, we issued 253,835 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at a price per share of $9.10, which represents our most recently published NAV per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2012:

2012 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
April	859,872	$8.73	N/A	N/A
May	-	-	N/A	N/A
June	660,163	8.73	N/A	N/A

Total	1,520,035

(a)	Represents shares of our common stock purchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market. The shares purchased in April 2012 represent redemption requests received during the first quarter of 2012.

CPA®:16 – Global 6/30/2012 10-Q — 47

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated as of May 2, 2011, among CPA®:16 – Global, the Operating Partnership, CPA 16 Merger Sub, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 6/30/2012 10-Q — 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated

Date: August 7, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:16 – Global 6/30/2012 10-Q — 49

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated as of May 2, 2011, among CPA®:16 – Global, the Operating Partnership, CPA 16 Merger Sub, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.