Form 10-Q
period 2012-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2012-11-08
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Registrant has 203,151,814 shares of common stock, $0.001 par value, outstanding at November 2, 2012.

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

CPA®:16 – Global 9/30/2012 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $419,257 and $419,462, respectively)	$2,238,916	$2,265,576
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,446	85,087
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $56,439 and $48,814, respectively)	(244,092)	(203,139)
Net investments in properties	2,080,270	2,147,524
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $47,848 and $48,577, respectively)	465,567	467,136
Equity investments in real estate	227,495	244,303
Assets held for sale (inclusive of amounts attributable to consolidated VIEs of $8,068 and $0, respectively)	8,068	3,077
Net investments in real estate	2,781,400	2,862,040
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $21,158 and $21,306, respectively)	30,982	55,494
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $11,341 and $14,812, respectively)	81,485	109,694
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $22,903 and $24,025, respectively)	462,057	520,401
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $1,959 and $6,937, respectively)	19,048	23,037
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $2,339 and $3,410, respectively)	68,326	74,268
Total assets	$3,443,298	$3,644,934

Liabilities and Equity
Liabilities:
Non-recourse and limited-recourse debt (inclusive of amounts attributable to consolidated VIEs of $410,516 and $413,555, respectively)	$1,647,375	$1,715,779
Line of credit	153,000	227,000
Accounts payable, accrued expenses, and other liabilities (inclusive of amounts attributable to consolidated VIEs of $13,754 and $15,000, respectively)	48,443	44,901
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $10,666 and $10,462, respectively)	89,655	91,498
Due to affiliates	6,473	9,756
Distributions payable	33,830	33,411
Total liabilities	1,978,776	2,122,345
Redeemable noncontrolling interest	21,158	21,306
Commitments and contingencies (Note 11)

Equity:
CPA®:16 — Global shareholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 215,538,795 and 211,462,089 shares issued and outstanding, respectively	216	211
Additional paid-in capital	1,969,774	1,934,291
Distributions in excess of accumulated earnings	(469,240)	(382,913)
Accumulated other comprehensive loss	(31,485)	(27,530)
Less, treasury stock at cost, 13,485,102 and 11,202,404 shares, respectively	(119,940)	(100,002)
Total CPA®:16 — Global shareholders’ equity	1,349,325	1,424,057
Noncontrolling interests	94,039	77,226
Total equity	1,443,364	1,501,283
Total liabilities and equity	$3,443,298	$3,644,934

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Rental income	$59,322	$64,981	$185,043	$171,005
Interest income from direct financing leases	9,903	10,466	29,844	25,867
Other operating income	2,215	1,391	5,903	4,362
Interest income on notes receivable	719	1,212	2,787	3,032
Other real estate income	7,104	7,099	20,928	19,934
	79,263	85,149	244,505	224,200
Operating Expenses
General and administrative	(3,424)	(6,171)	(12,547)	(23,903)
Depreciation and amortization	(23,404)	(24,184)	(74,662)	(61,167)
Property expenses	(10,049)	(8,479)	(27,302)	(25,471)
Other real estate expenses	(5,601)	(5,199)	(15,636)	(14,565)
Issuance of Special Member Interest	—	—	—	(34,300)
Impairment charges	(6,461)	—	(6,471)	(468)
	(48,939)	(44,033)	(136,618)	(159,874)
Other Income and Expenses
(Loss) income from equity investments in real estate	(1,019)	11,369	11,954	17,454
Other income and (expenses)	1,863	(2,188)	346	41
(Loss) gain on extinguishment of debt	(49)	6,081	5,471	3,565
Bargain purchase gain on acquisition	1,617	—	1,617	28,709
Interest expense	(25,469)	(30,120)	(79,484)	(77,662)
	(23,057)	(14,858)	(60,096)	(27,893)
Income from continuing operations before income taxes	7,267	26,258	47,791	36,433
Provision for income taxes	(3,255)	(1,674)	(9,691)	(9,070)
Income from continuing operations	4,012	24,584	38,100	27,363

Discontinued Operations
Income (loss) from operations of discontinued properties	171	455	(1,085)	(338)
Gain (loss) on sale of real estate	—	33	(2,189)	(109)
Gain (loss) on extinguishment of debt	—	872	(356)	910
Impairment charges	—	(224)	(485)	(12,646)
Income (loss) from discontinued operations, net of tax	171	1,136	(4,115)	(12,183)

Net Income	4,183	25,720	33,985	15,180
Less: Net income attributable to noncontrolling interests	(4,187)	(2,447)	(17,785)	(5,799)
Less: Net income attributable to redeemable noncontrolling interest	(385)	(510)	(1,291)	(1,386)
Net (Loss) Income Attributable to CPA®:16 — Global Shareholders	$(389)	$22,763	$14,909	$7,995

Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:16 — Global shareholders	$—	$0.10	$0.09	$0.12
Income (loss) from discontinued operations attributable to CPA®:16 — Global shareholders	—	0.01	(0.02)	(0.07)
Net (loss) income attributable to CPA®:16 — Global shareholders	$—	$0.11	$0.07	$0.05

Weighted Average Shares Outstanding	202,373,094	199,300,095	201,838,397	167,038,756

Amounts Attributable to CPA®:16 — Global Shareholders
(Loss) income from continuing operations, net of tax	$(551)	$21,498	$19,012	$20,095
Income (loss) from discontinued operations, net of tax	162	1,265	(4,103)	(12,100)
Net (loss) income attributable to CPA®:16 — Global shareholders	$(389)	$22,763	$14,909	$7,995

Distributions Declared Per Share	$0.1674	$0.1662	$0.5016	$0.4974

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$4,183	$25,720	$33,985	$15,180
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	7,670	(19,232)	166	(4,496)
Change in unrealized appreciation (depreciation) on marketable securities	44	(1,031)	53	(137)
Change in unrealized (loss) gain on derivative instruments	(2,111)	416	(4,059)	121
	5,603	(19,847)	(3,840)	(4,512)
Comprehensive Income	9,786	5,873	30,145	10,668

Amounts Attributable to Noncontrolling Interests:
Net income	(4,187)	(2,447)	(17,785)	(5,799)
Foreign currency translation adjustments	(955)	2,062	(263)	(6,101)
Change in unrealized depreciation on marketable securities	—	14	—	8
Comprehensive income attributable to noncontrolling interests	(5,142)	(371)	(18,048)	(11,892)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net income	(385)	(510)	(1,291)	(1,386)
Foreign currency translation adjustments	(464)	1,305	148	(568)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(849)	795	(1,143)	(1,954)

Comprehensive Income (Loss) Attributable to CPA®:16 — Global Shareholders	$3,795	$6,297	$10,954	$(3,178)

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$33,985	$15,180
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	78,449	65,604
Loss (income) from equity investments in real estate in excess of distributions received	3,848	(2,215)
Issuance of shares to affiliate in satisfaction of fees due	9,473	11,948
Gain on bargain purchase	(1,617)	(28,709)
Issuance of Special Member Interest	—	34,300
Gain on deconsolidation of a subsidiary	—	(1,167)
Loss on sale of real estate	2,189	109
Unrealized loss on foreign currency transactions and others	141	1,779
Realized loss (gain) on foreign currency transactions and others	359	(1,533)
Straight-line rent adjustment and amortization of rent-related intangibles	11,938	(1,200)
Gain on extinguishment of debt, net	(5,115)	(3,307)
Impairment charges	6,956	13,114
Net changes in other operating assets and liabilities	2,636	917
Net cash provided by operating activities	143,242	104,820

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	11,854	14,755
Acquisitions of real estate and other capital expenditures	(2,494)	(1,438)
Expenditures on capital improvements	(384)	—
Cash acquired through Merger	—	189,438
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	—	(539,988)
Cash acquired on issuance of additional shares in subsidiary	—	7,121
Acquired and advanced proceeds under notes receivable	133	—
Proceeds from sale of real estate	18,595	103,613
Funds placed in escrow	(10,427)	(7,876)
Funds released from escrow	14,357	13,807
Payment of deferred acquisition fees to an affiliate	(1,633)	(1,911)
Proceeds from repayment of notes receivable and CCMT	37,356	—
Proceeds from buyer’s deposit	592	—
Net cash provided by (used in) investing activities	67,949	(222,479)

Cash Flows — Financing Activities
Distributions paid	(100,817)	(70,619)
Contributions from noncontrolling interests	20,600	2,319
Distributions to noncontrolling interests	(23,192)	(36,664)
Scheduled payments of mortgage principal	(75,693)	(36,546)
Prepayments of mortgage principal	(53,737)	(137,956)
Proceeds from mortgage financing	67,555	52,275
Proceeds from line of credit	25,000	302,000
Repayments of line of credit	(99,000)	(72,000)
Funds placed in escrow	79	54
Funds released from escrow	(2,711)	(580)
Deferred financing costs and mortgage deposits	(3,352)	(5,391)
Proceeds from issuance of shares, net of issuance costs	26,015	143,871
Purchase of treasury stock	(19,938)	(7,461)
Net cash (used in) provided by financing activities	(239,191)	133,302

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(209)	75
Net (decrease) increase in cash and cash equivalents	(28,209)	15,718
Cash and cash equivalents, beginning of period	109,694	59,012
Cash and cash equivalents, end of period	$81,485	$74,730

CPA®:16 – Global 9/30/2012 10-Q — 5

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

	Carrefour	CPA®:14
Assets acquired at fair value:
Investments in real estate	$97,722	$604,093
Net investment in direct financing leases	—	161,414
Assets held for sale	—	11,202
Equity investments in real estate	—	134,609
Intangible assets	48,029	418,631
Other assets, net	154	27,264
Liabilities assumed at fair value:
Non-recourse debt	(81,671)	(460,007)
Accounts payable, accrued expenses and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits	(96)	(49,412)
Due to affiliates	—	(2,753)
Distributions payable	—	(95,943)
Amounts attributable to noncontrolling interests	(70,066)	58,188
Net (liabilities assumed) assets acquired excluding cash	(7,121)	797,408
Fair value of common shares issued	—	(510,549)
Cash consideration	—	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	—	(3,543)
Bargain purchase gain on acquisition	—	(28,709)
Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,438)

CPA®:16 – Global 9/30/2012 10-Q — 6

During the nine months ended September 30, 2011, we deconsolidated two investments, International Aluminum Corp. and Goertz & Schiele Corp., because we no longer had control over the activities that most significantly impacted the economic performance of these investments following possession of each of the properties by a receiver (Note 15). The following table presents the assets and liabilities of these subsidiaries on the date of deconsolidation (in thousands):

Assets:
Net investments in properties	$36,536
Intangible assets, net	1,539
Other assets, net	49
Total	$38,124

Liabilities:
Non-recourse debt	$(38,668)
Accounts payable, accrued expenses, and other liabilities	(623)
Total	$(39,291)

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2012 10-Q — 7

CORPORATE PROPERTY ASSOCIATES 16 — GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2012, our portfolio was comprised of our full or partial ownership interests in 503 properties, substantially all of which were triple-net leased to 145 tenants, and totaled approximately 48 million square feet (on a pro rata basis), with an occupancy rate of approximately 96.4%. We were formed in 2003 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”).

On May 2, 2011, CPA®:14 merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”) based on an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010.

Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT Reorganization”) to hold substantially all of our assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a Delaware limited liability company subsidiary. At September 30, 2012, we owned approximately 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant

CPA®:16 – Global 9/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of these jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments, nor do we have any legal obligation to fund operating deficits.

During the first quarter of 2012, as a result of restructuring our lease with our tenant, Production Resource Group (“PRG”), we determined that our consolidated lessor subsidiary was a VIE as PRG has the right to repurchase the property during the term of its lease at a fixed price. We determined that we would continue to consolidate this entity as we remain its primary beneficiary (Note 15).

Out-of-Period Adjustments

During the third quarter of 2012, we identified a receivable which we acquired as part of the Merger in the second quarter of 2011 that was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. We concluded that this adjustment was not material to our results for any of the prior periods, and as such, this change was recorded in the statement of operations in the third quarter of 2012 as an out-of-period adjustment of $1.6 million. In addition, during the third quarter of 2012, we identified certain other immaterial errors which resulted in an increase to net income, and which should have been previously recorded, of approximately $0.3 million for the three months ended September 30, 2012, which have been recorded during the current period. The impact of these other adjustments to the nine months ended September 30, 2012 is less than $0.1 million.

During the third quarter of 2011, we identified several calculation and classification errors in the consolidated financial statements related to 2005 through 2010 and the first and second quarters of 2011, which are primarily attributable to the overaccrual of tax expense, the misclassification of a below-market ground lease that resulted in an adjustment to amortization expense, as well as adjustments related to the Merger. We concluded that these adjustments were not material to our results for the prior year periods and the quarter ended September 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the third quarter of 2011 as an out-of-period adjustment of $0.5 million.

During the second quarter of 2011, we identified an error in the consolidated financial statements related to 2010 through the first quarter of 2011. The error relates to the recognition of lease revenues in connection with an operating lease in 2010 and the first quarter of 2011. We concluded that this adjustment, which totaled $2.2 million, was not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded as income in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $2.2 million.

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$24,336	$30,551	$80,830	$88,719
(Loss) income from continuing operations before income taxes	(1,631)	14,546	17,478	28,636
Net (loss) income	(4,013)	12,581	9,121	20,623

			September 30, 2012	December 31, 2011
Net investments in real estate			$959,909	$987,256

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

CPA®:16 – Global 9/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

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

Note 3. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, following the merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated (“CPA®:15”), we entered into an amended and restated advisory agreement, which is scheduled to renew annually. The advisory agreement provides for the allocation of advisor personnel expenses on the basis of our revenues and those of the other publicly-owned, non-listed REITs which are managed by our advisor under the Corporate Property Associates brand name (the “CPA® REITs”) rather than on an allocation of time charges incurred by the advisor’s personnel on our behalf. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remains unchanged. Additionally, the advisor remains entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts included in the statements of income:
Asset management fees (a)	$4,631	$4,885	$13,929	$12,118
Performance fees (a)	—	—	—	3,921
Distributions of available cash (a)	3,685	2,499	11,564	2,499
Personnel reimbursements (b)	1,516	1,479	4,828	4,070
Office rent reimbursements (b)	313	323	937	761
Issuance of Special Member Interest (c)	—	—	—	34,300
	$10,145	$9,186	$31,258	$57,669

Other transaction fees incurred:
Current acquisition fees (d)	$—	$—	$—	$28
Deferred acquisition fees (d) (e)	—	—	—	22
Mortgage refinancing fees (f)	50	259	470	564
	$50	$259	$470	$614

			September 30, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees (e)			$1,757	$3,391
Subordinated disposition fees (g)			1,197	1,116
			$2,954	$4,507

(a)         Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2012, the advisor elected to receive 50% of its asset management fees in cash and 50% in shares of our common stock. For 2011, prior to the Merger, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in shares of our

CPA®:16 – Global 9/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

common stock, with the remaining 20% payable in cash. Subsequent to the Merger, the advisor elected to receive its asset management fees in shares of our common stock. As a result of the UPREIT Reorganization, in accordance with the terms of the advisory agreement, beginning on May 2, 2011 we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution. At September 30, 2012, the advisor owned 36,880,179 shares, or 18.3% of our outstanding common stock.

(b)         Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through September 30, 2012, our current share of future annual minimum lease payments would be $1.1 million annually through 2016.

(c)          In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership to a subsidiary of WPC in connection with the UPREIT Reorganization.

(d)         Current and deferred acquisition fees in the periods presented related to asset acquisitions and were therefore capitalized and included in the cost basis of the assets acquired.

(e)          We paid annual deferred acquisition fee installments of $1.6 million and $1.9 million in cash to the advisor in January 2012 and 2011, respectively.

(f)           Mortgage refinancing fees are capitalized to deferred financing costs and are amortized over the life of the new loans.

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

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$469,434	$476,790
Buildings	1,769,482	1,788,786
Less: Accumulated depreciation	(228,902)	(190,316)
	$2,010,014	$2,075,260

We did not acquire any real estate assets during the nine months ended September 30, 2012. Assets disposed of or reclassified to held-for-sale during the nine months ended September 30, 2012 are discussed in Note 15. During this period, the U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2012 decreased 0.7% to $1.2860 from $1.2950 at December 31, 2011. The impact of this strengthening was a $2.9 million decrease in Real estate from December 31, 2011 to September 30, 2012.

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART which impacted the provisional acquisition accounting and resulted in an increase of $11.7 million to the preliminary bargain purchase gain. In accordance with ASC 805-10-25, Accounting for Business Combinations, we did not record the measurement period adjustments during the third and fourth quarters of 2011. We have retrospectively adjusted our financial statements for the nine months ended September 30, 2011 to include such adjustments. Furthermore, during the third quarter of 2012, we identified a receivable which we acquired as part of the Merger in the second quarter of 2011 that was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. This change was recorded in the statements of operations in the third quarter of 2012 (Note 2).

CPA®:16 – Global 9/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

Pro Forma Financial Information

The following consolidated pro forma financial information has been presented as if the Merger had occurred on January 1, 2010 for the three and nine months ended September 30, 2011 and is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods. The pro forma weighted average shares outstanding for these periods totaled 200,060,535 and were determined as if all shares issued in connection with the Merger were issued on January 1, 2010.

For the three and nine months ended September 30, 2011, pro forma revenues were $86.3 million, and $254.7 million, respectively; pro forma income from continuing operations was $24.5 million and $38.7 million, respectively; pro forma income from continuing operations attributable to noncontrolling interests was $3.1 million and $9.7 million, respectively;  pro forma income from continuing operations attributable to CPA®:16 — Global shareholders was $21.5 million and $29.0 million, respectively; and pro forma income from continuing operations attributable to CPA®:16 — Global shareholders per share was $0.11 and $0.14, respectively.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Land	$8,296	$8,296
Buildings	68,462	68,216
Furniture, fixtures & equipment	8,688	8,575
Less: Accumulated depreciation	(15,190)	(12,823)
	$70,256	$72,264

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

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property entity that in turn acquired a 24.7% ownership interest in a limited partnership and a lending investment that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending investment will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $21.2 million and $21.3 million, inclusive of our affiliates’ noncontrolling interest of $15.8 million at both September 30, 2012 and December 31, 2011.

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

We had a B-note receivable that totaled $9.8 million at both September 30, 2012 and December 31, 2011 with a fixed annual interest rate of 6.3% and a maturity date of February 2015.

In addition, in connection with the Merger, we acquired three notes receivable. Two of these notes were repaid during 2011 and the remaining note was repaid in full in July 2012.

CPA®:16 – Global 9/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At September 30, 2012 and December 31, 2011, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million at both September 30, 2012 and December 31, 2011. Additionally, there have been no modifications of finance receivables during the nine months ended September 30, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2012.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1	2	2	$50,977	$51,309
2	2	3	52,883	69,318
3	13	14	203,525	250,523
4	8	6	158,182	95,986
5	—	—	—	—
			$465,567	$467,136

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
1	—	—	$—	$—
2	1	2	9,824	9,784
3	1	2	21,158	21,793
4	—	1	—	23,917
5	—	—	—	—
			$30,982	$55,494

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated investments, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

CPA®:16 – Global 9/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2012	September 30, 2012	December 31, 2011
True Value Company	50%	$43,168	$44,887
The New York Times Company	27%	34,193	32,960
U-Haul Moving Partners, Inc. and Mercury Partners, LP	31%	31,119	31,886
Advanced Micro Devices, Inc. (a)	67%	29,511	32,185
Schuler A.G. (a) (b)	33%	21,304	20,951
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (b)	25%	19,709	20,460
The Upper Deck Company (a) (c)	50%	7,936	9,880
Frontier Spinning Mills, Inc.	40%	6,267	6,255
Del Monte Corporation	50%	5,903	6,868
Police Prefecture, French Government (b) (d)	50%	4,625	5,537
TietoEnator Plc (b) (e)	40%	4,587	6,271
Actebis Peacock GmbH (b)	30%	4,530	4,638
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	3,193	3,485
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (b) (f)	33%	3,106	4,155
Actuant Corporation (b)	50%	2,410	2,618
Consolidated Systems, Inc. (a)	40%	2,039	2,092
OBI A.G. (b) (d)	25%	1,687	3,310
Thales S.A. (b) (g)	35%	1,607	512
Talaria Holdings, LLC	27%	601	691
Pohjola Non-life Insurance Company (b) (h)	40%	—	4,662
		$227,495	$244,303

(a)         Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.

(b)         The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)          In July 2012, one property was sold and the proceeds were distributed to the partners in this investment, of which our share was $1.7 million.

(d)         This decrease was primarily due to a principal payment made on the outstanding mezzanine loan.

(e)          In April 2012, we made a contribution of $0.8 million to this investment to partially prepay our share of its outstanding mortgage loan. Additionally, in September 2012 we recognized an other-than-temporary impairment charge of $2.9 million on this investment (Note 12).

(f)           In February 2012, one property was sold and the proceeds were distributed to the partners in this investment, of which our share was $1.3 million.

(g)          In February 2012, the entity received $4.8 million of lease termination income from the former tenant, of which our share was $1.7 million.

(h)         In September 2012, we recognized an other-than-temporary impairment charge of $4.0 million on this investment (Note 12).

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	September 30, 2012	December 31, 2011
Assets	$1,575,529	$1,623,578
Liabilities	(1,020,248)	(1,060,503)
Partners’/members’ equity	$555,281	$563,075

CPA®:16 – Global 9/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$42,245	$48,691	$132,006	$138,249
Expenses	(23,135)	(25,938)	(69,333)	(76,503)
Loss on extinguishment of debt (a)	—	—	(206)	—
Net income from continuing operations	$19,110	$22,753	$62,467	$61,746
Net income attributable to the equity investments (b) (c)	$19,143	$23,689	$63,292	$57,481

(a)         Amount represents a loss on extinguishment of debt recognized by a jointly-owned entity as a result of the prepayment of its outstanding non-recourse mortgage note payable.

(b)         Amount during the nine months ended September 30, 2012 included a gain of approximately $1.0 million recognized by a jointly-owned entity as a result of selling its interests in one of the properties in the Barth Europa Transporte e.K/MSR Technologies GmbH investment.

(c)          Amount during the nine months ended September 30, 2011 included impairment charges of $10.4 million by a jointly-owned entity that formerly leased property to Best Buy Stores, L.P.

We recognized loss from equity investments in real estate of $1.0 million and income from equity investments in real estate of $11.4 million for the three months ended September 30, 2012 and 2011, respectively, and income from equity investments in real estate of $12.0 million and $17.5 million for the nine months ended September 30, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments. During the third quarter of 2012, we recognized other-than-temporary impairment charges totaling $6.9 million to reduce the carrying value of the properties held by several jointly-owned investments to their estimated fair values (Note 12).

Note 7. Intangible Assets and Liabilities

In connection with our acquisition of properties, we have recorded net lease intangibles of $534.9 million, which are being amortized over periods ranging from 4 years to 40 years. There were no intangible assets or liabilities recorded during the nine months ended September 30, 2012. In-place lease, tenant relationship, above-market rent, management contract, and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

CPA®:16 – Global 9/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2012	December 31, 2011
Amortizable Intangible Assets
Management contract	$874	$874
Franchise agreement	2,240	2,240
Less: accumulated amortization	(1,715)	(1,483)
	1,399	1,631
Lease intangibles:
In-place lease	361,619	366,886
Tenant relationship	33,562	33,622
Above-market rent	198,777	202,693
Below-market ground lease	6,802	6,611
Less: accumulated amortization	(140,102)	(91,042)
	460,658	518,770
Total intangible assets	$462,057	$520,401

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(65,870)	$(65,812)
Less: accumulated amortization	11,828	9,400
Total intangible liabilities	$(54,042)	$(56,412)

Net amortization of intangibles, including the effect of foreign currency translation, was $13.9 million and $15.5 million for the three months ended September 30, 2012 and 2011, respectively and $46.1 million and $32.5 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization.

Based on the intangible assets and liabilities recorded at September 30, 2012, scheduled net annual amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012 (remainder)	$13,504
2013	54,015
2014	53,994
2015	51,109
2016	40,706
Thereafter	194,687
$408,015

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

CPA®:16 – Global 9/30/2012 10-Q — 16

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

Other Securities — Our other securities are comprised of our interest in a commercial mortgage loan securitization known as the Carey Commercial Mortgage Trust (“CCMT”) and our interest in an interest-only senior note. These assets are included in Other assets, net in the consolidated financial statements and are not traded in an active market. We estimated the fair value of these investments using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a range of weighted averages of 8% - 10%. Significant increases or decreases to this input in isolation would result in significant change in the fair value measurements. The CCMT investment fully matured as of September 30, 2012.

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

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by equity investments (in thousands):

		Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted securities	$4,286	$4,286	$—	$—
Other securities:
Senior note	958	—	—	958
Derivative assets	1,663	—	555	1,108
Total	$6,907	$4,286	$555	$2,066

Liabilities:
Derivative liabilities	$(6,188)	$—	$(6,188)	$—
Total	$(6,188)	$—	$(6,188)	$—

CPA®:16 – Global 9/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$10	$10	$—	$—
Restricted securities	4,303	4,303	—	—
Other securities:
CCMT	12,803	—	—	12,803
Senior note	1,256	—	—	1,256
Derivative assets	2,384	—	1,194	1,190
Total	$20,756	$4,313	$1,194	$15,249

Liabilities:
Derivative liabilities	$(4,155)	$—	$(4,155)	$—
Total	$(4,155)	$—	$(4,155)	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$7,363	$1,162	$8,525	$16,250	$1,380	$17,630
Repayment of CCMT mortgage securitization	(6,350)	—	(6,350)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(54)	(54)	—	(213)	(213)
Included in other comprehensive income (loss)	44	—	44	(104)	—	(104)
Amortization and accretion	(99)	—	(99)	(68)	—	(68)
Ending balance	$958	$1,108	$2,066	$16,078	$1,167	$17,245

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(54)	$(54)	$—	$(213)	$(213)

CPA®:16 – Global 9/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$14,059	$1,190	$15,249	$1,553	$1,369	$2,922
Acquisition of securities in Merger	—	—	—	15,179	—	15,179
Repayment of CCMT mortgage securitization	(12,952)	—	(12,952)	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	—	(82)	(82)	—	(205)	(205)
Included in other comprehensive income (loss)	62	—	62	(46)	3	(43)
Amortization and accretion	(211)	—	(211)	(608)	—	(608)
Ending balance	$958	$1,108	$2,066	$16,078	$1,167	$17,245

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(82)	$(82)	$—	$(205)	$(205)

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during the three and nine months ended September 30, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse and limited-recourse debt (a)	3	$1,647,375	$1,643,812	$1,715,779	$1,718,375
Line of credit	3	153,000	153,000	227,000	227,000
Notes receivable (a)	3	30,982	32,057	55,494	57,025

(a)         We determined the estimated fair value of our other financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current interest rate.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2012 and December 31, 2011.

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

CPA®:16 – Global 9/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements (a) (b)	Charges	Measurements (a) (b)	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$5,650	$6,461	$—	$—
Equity investments in real estate	4,587	6,879	—	—
	$10,237	$13,340	$—	$—

Impairment Charges From Discontinued Operations:
Net investments in properties	$—	$—	$—	$224
	$—	$—	$—	$224

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements (a) (b)	Charges	Measurements (a) (b)	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$5,650	$6,461	$—	$—
Net investments in direct financing leases	—	10	32,906	468
Equity investments in real estate	4,587	6,879	—	—
	$10,237	$13,350	$32,906	$468

Impairment Charges From Discontinued Operations:
Net investments in properties	$4,200	$485	$42,007	$12,155
Net investments in direct financing leases	—	—	2,345	41
Intangible assets	—	—	1,555	450
	$4,200	$485	$45,907	$12,646

(a)         The fair value measurements for Net investments in properties and Net investments in direct financing leases were developed by third-party sources, subject to our corroboration for reasonableness, or are based on a purchase and sale agreement for a potential sale of a property that has not yet been consummated. There can be no assurance that any such sale will occur.

(b)         The fair value measurements for Equity investments in real estate were determined by our advisor, relying in part on the estimated fair value of the underlying real estate and mortgage debt, both of which were provided by a third party. The fair value of real estate was determined by reference to the portfolio appraisals which determined their values on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration of the lease. The proceeds from a hypothetical sale were derived by capitalizing the estimated net operating income of each property for the year following lease expiration after considering the re-tenanting of such property at estimated then-current market rental rate, at a selected capitalization rate, and deducting estimated costs of sale.

The discount rates and residual capitalization rates used to value the properties were selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant had a purchase option deemed by the appraiser to be materially favorable to the tenant, or the tenant had long-term renewal options at rental rates below estimated market rental rates, the appraisal assumed the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property was deemed to have excess land, the discounted cash flow analysis included the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the

CPA®:16 – Global 9/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

property grown at estimated market growth rates through the year of lease expiration. For those properties that were currently under contract for sale, the appraised value of the portfolio reflected the current contractual sale price of such properties.

Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the underlying real estate and for our Equity investments in real estate as follows:

—           discount rates applied to the estimated net operating income of each property ranged from approximately 3.50% to 13.25%;

—           discount rates applied to the estimated residual value of each property ranged from approximately 7.75% to 12.25%;

—           residual capitalization rates applied to the properties ranged from approximately 7.00% to 11.00%. The fair value of such property-level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

—           discount rates applied to the future property-level debt ranged from approximately 4.55% to 8.35%, excluding situations where fair value of assets was estimated to be lower than the outstanding balance of property-level debt, and thus debt was capped at value of assets securing it.

No illiquidity adjustments to the Equity investments in real estate were deemed necessary as the investments are held with affiliates and do not allow for unilateral sale or financing by any of the affiliated parties. Furthermore, the discount rates and/or capitalization rates utilized in the appraisals also reflect the illiquidity of real estate assets. Lastly, there were no control premiums contemplated as the investments were in individual underlying real estate and debt, as opposed to a business operation.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand and are subject to the risks associated with changing foreign currency exchange rates.

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

CPA®:16 – Global 9/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Foreign currency contracts	Other assets, net	$517	$1,194	$(388)	$—
Interest rate cap	Other assets, net	38	—	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(5,800)	(4,155)

Derivatives Not Designated as Hedging Instruments
Embedded credit derivatives	Other assets, net	—	29	—	—
Stock warrants	Other assets, net	1,108	1,161	—	—
Total derivatives		$1,663	$2,384	$(6,188)	$(4,155)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in Other Comprehensive Income		in Other Comprehensive Income
	on Derivatives (Effective Portion)		on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps	$(640)	$(169)	$(1,785)	$(193)
Interest rate cap	(88)	—	(658)	—
Foreign currency contracts	(1,171)	989	(1,065)	1,095
Total	$(1,899)	$820	$(3,508)	$902

	Amount of Gain (Loss) Reclassified		Amount of Gain (Loss) Reclassified
	from Other Comprehensive Income		from Other Comprehensive Income
	into Income (Effective Portion)		into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (a)	$(310)	$(90)	$(833)	$(289)
Foreign currency contracts (b)	245	—	733	—
Total	$(65)	$(90)	$(100)	$(289)

(a)         During both the three and nine months ended September 30, 2012, we reclassified $0.1 million from Other comprehensive income into income related to ineffective portions of hedging relationships on certain interest rate swaps. No such amounts were reclassified during the three and nine months ended September 30, 2011.

(b)         Gains (losses) reclassified from Other comprehensive income into income for contracts that have settled are included in Other income and (expenses).

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2012	2011	2012	2011
Embedded credit derivatives (a)	Other income and (expenses)	$—	$3	$(28)	$(43)
Stock warrants	Other income and (expenses)	(54)	(216)	(54)	(162)
Interest rate swaps (b)	Other income and (expenses)	—	(1,237)	—	(1,237)
Total		$(54)	$(1,450)	$(82)	$(1,442)

CPA®:16 – Global 9/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

(a)         Included losses attributable to noncontrolling interests totaling less than $0.1 million for each of the nine months ended September 30, 2012 and for the three and nine months ended September 30, 2011, respectively.

(b)         These derivative instruments were acquired in the Merger and prior to the Merger were designated as cash flow hedges by CPA®:14. Upon acquisition, we did not immediately designate these as hedges and therefore did not use hedge accounting on these instruments until they were designated as hedges in October 2011.

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse or limited-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at September 30, 2012 are summarized as follows (dollars in thousands):

		Notional	Cap	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	September 30, 2012
1-Month LIBOR	“Pay-fixed” swap	$3,668	N/A	6.7%	2/2008	2/2018	$(649)
1-Month LIBOR	“Pay-fixed” swap	11,326	N/A	5.6%	3/2008	3/2018	(1,765)
1-Month LIBOR	“Pay-fixed” swap	6,019	N/A	6.4%	7/2008	7/2018	(1,107)
1-Month LIBOR	“Pay-fixed” swap	3,854	N/A	6.9%	3/2011	3/2021	(632)
1-Month LIBOR	“Pay-fixed” swap	5,803	N/A	5.4%	11/2011	12/2020	(327)
1-Month LIBOR	“Pay-fixed” swap	5,909	N/A	4.9%	12/2011	12/2021	(330)
1-Month LIBOR	“Pay-fixed” swap	8,868	N/A	5.1%	3/2012	11/2019	(516)
3-Month Euro Interbank Offered Rate (“EURIBOR”) (a)	Interest rate cap	70,588	3.0%	N/A	4/2012	4/2017	38
1-Month LIBOR	“Pay-fixed” swap	1,977	N/A	4.6%	5/2012	11/2017	(56)
1-Month LIBOR	“Pay-fixed” swap	9,950	N/A	3.3%	6/2012	6/2017	(179)
1-Month LIBOR	“Pay-fixed” swap	10,000	N/A	1.6%	9/2012	10/2020	(239)
							$(5,762)

(a)         Amounts are based on the applicable exchange rate at September 30, 2012.

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at September 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

	Ownership Interest at					Effective			Fair Value at
	September 30,		Notional	Cap		Interest	Effective	Expiration	September 30,
Description	2012	Type	Amount	Rate	Spread	Rate	Date	Date	2012
3-Month LIBOR (a)	25.0%	“Pay-fixed” swap	$145,408	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/2016	$(16,514)
3-Month LIBOR	27.3%	Interest rate cap	120,139	4%	1.2%	N/A	8/2009	8/2014	3
3-Month EURIBOR (a)	35.0%	“Pay-fixed” swap	20,537	N/A	N/A	0.9%	4/2012	7/2013	(113)
									$(16,624)

CPA®:16 – Global 9/30/2012 10-Q — 23

Notes to Consolidated Financial Statements

(a)   Amounts are based on the applicable exchange rate at September 30, 2012.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2012 (dollars in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount (a)	Price	Date	Date	September 30, 2012
Collars	$5,847	$1.40 - 1.42	9/2011	12/2012 - 3/2013	$517
Forward contracts	68,865	1.28 - 1.30	5/2012	6/2013 - 6/2017	(388)
	$74,712				$129

(a)         Amounts reflect a Euro/U.S. dollar exchange rate of $1.2860 at September 30, 2012.

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

Other

Amounts reported in Other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At September 30, 2012, we estimate that an additional $1.2 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps and caps and $0.4 million will be reclassified to Other income and (expenses) related to our foreign currency contracts and collars.

CPA®:16 – Global 9/30/2012 10-Q — 24

Notes to Consolidated Financial Statements

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2012. At September 30, 2012, our total credit exposure was $0.2 million, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $0.2 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $6.3 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $6.9 million or $4.7 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments or noncontrolling interests.

September 30, 2012
Region:
Total U.S.	67%
Germany	15%
Other Europe	15%
Total Europe	30%
Other international	3%
Total international	33%
Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	23%
Retail	18%
Office	13%
All other	9%
Total	100%

Tenant Industry:
Retail	25%
All other	75%
Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany) (Retail industry)	11%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

CPA®:16 – Global 9/30/2012 10-Q — 25

Notes to Consolidated Financial Statements

Note 10. Debt

Non-Recourse and Limited-Recourse Debt

Non-recourse and limited-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.4 billion and $2.2 billion at September 30, 2012 and December 31, 2011, respectively. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 7.8% and variable annual effective interest rates ranging from 1.4% to 6.9%, with maturity dates ranging from 2014 to 2031, at September 30, 2012.

During the nine months ended September 30, 2012, we obtained new non-recourse mortgage financing totaling $50.1 million, with a weighted-average annual interest rate and term of 4.8% and 8.1 years, respectively. Of the total financing, $21.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

During the nine months ended September 30, 2012, we refinanced maturing non-recourse mortgage loans totaling $22.0 million with new non-recourse financing totaling $25.5 million and a weighted-average annual interest rate and term of 5.0% and 6.9 years, respectively. Of the total financing, $10.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

In May 2012, we modified and partially extinguished the non-recourse mortgage loan outstanding related to our Hellweg 2 investment, which had a total balance of $352.3 million at the time of extinguishment. We recognized a gain on the extinguishment of debt of $5.9 million. The modification of the remaining non-recourse mortgage was not substantial.

Additionally, during the nine months ended September 30, 2012, in connection with the repayment of several non-recourse mortgages, we recognized a net loss on extinguishment of debt of $0.3 million.

At September 30, 2012, we were in default on three of our non-recourse mortgage obligations with outstanding balances totaling $19.0 million, of which one had an outstanding balance of $9.8 million due to non-payment as part of the mortgage restructuring negotiation. None of the properties encumbered by these mortgage obligations were included in the borrowing base pool for our line of credit, as described below.

In connection with obtaining our line of credit during the second quarter of 2011, as described below, we defeased eight loans with a fair value of $68.5 million and incurred a $2.5 million loss on extinguishment of debt for the nine months ended September 30, 2011.

Line of Credit

On May 2, 2011, we entered into a credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub, our subsidiary, is the borrower, and we and CPA 16 LLC, a subsidiary, are guarantors. On August 1, 2012, we amended the Credit Agreement to reduce the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from 3.25% plus LIBOR to 2.50% plus LIBOR, and to decrease the number of properties in our borrowing base pool. The Credit Agreement is scheduled to mature on August 1, 2015, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Credit Agreement. We incurred costs of $1.1 million to amend the facility, which are being amortized over the term of the Credit Agreement.

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At September 30, 2012, availability under the line was $213.3 million, of which we had drawn $153.0 million. At December 31, 2011, the outstanding balance on our line of credit was $227.0 million.

The Credit Agreement stipulates several financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter as defined in the Credit Agreement. We were in compliance with these covenants at September 30, 2012.

CPA®:16 – Global 9/30/2012 10-Q — 26

Notes to Consolidated Financial Statements

Scheduled debt principal payments during the remainder of 2012, for each of the next four years following September 30, 2012, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2012 (remainder)	$10,663
2013	43,905
2014	101,574
2015 (b)	311,509
2016	243,717
Thereafter through 2031	1,094,053
1,805,421
Unamortized discount, net (c)	(5,046)
Total	$1,800,375

(a)         Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2012.

(b)         Includes $153.0 million outstanding under our Credit Agreement, which is scheduled to mature in 2015, unless extended pursuant to its terms.

(c)          Represents the fair value adjustment of $6.5 million resulting from the assumption of property level debt in connection with the Merger, partially offset by a $1.4 million unamortized discount on a non-recourse loan that we repurchased from the lender.

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

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net investments in properties	$6,461	$—	$6,461	$—
Net investments in direct financing leases	—	—	10	468
Total impairment charges included in expenses	6,461	—	6,471	468
Equity investments in real estate (a)	6,879	—	6,879	—
Total impairment charges included in income from continuing operations	13,340	—	13,350	468
Impairment charges included in discontinued operations	—	224	485	12,646
Total impairment charges	$13,340	$224	$13,835	$13,114

(a)         Other-than-temporary impairment charges on our equity investments in real estate are included in (Loss) income from equity investments in real estate within the consolidated financial statements.

CPA®:16 – Global 9/30/2012 10-Q — 27

Notes to Consolidated Financial Statements

Significant impairment charges, and their related triggering events, recognized during the three and nine months ended September 30, 2012 were as follows:

Gerber Scientific, Inc.

During the third quarter of 2012, we recognized an impairment charge of $3.6 million on a property leased to Gerber Scientific, Inc. in order to reduce the carrying value to its estimated fair value based on a potential sale of the property that has not yet been consummated.

Mountain City Meat Co., Inc.

During the third quarter of 2012, we recognized an impairment charge of $2.9 million on a property leased to Mountain City Meat Co., Inc. in order to reduce the carrying value to its estimated fair value based on a potential sale of the property that has not yet been consummated.

During the third quarter of 2012, we recognized other-than-temporary impairment charges totaling $6.9 million on a number of jointly-owned investments. The investments were consolidated by CPA®:15 prior to the merger between WPC and CPA®:15 (the “WPC/CPA®:15 Merger”). As part of the WPC/CPA®:15 Merger, all of CPA®:15’s assets were valued by a third party. Descriptions of the charges are as follows:

Pohjola Non-life Insurance Company

During the third quarter of 2012, we recognized an other-than-temporary impairment charge of $4.0 million to reduce the carrying value of a property held by the jointly-owned investment to its estimated fair value. We have a 40% interest in this investment, which was consolidated by WPC as of September 30, 2012, and the latest valuation indicated a severe decline in the value of the asset, as the tenant gave notice that it will not renew its lease and there is a lack of prospective tenants.

TietoEnator Plc

During the third quarter of 2012, we recognized an other-than-temporary impairment charge of $2.9 million to reduce the carrying value of properties held by the jointly-owned investment to their estimated fair values. We have a 40% interest in this investment, which was consolidated by WPC as of September 30, 2012, and the latest valuation indicated a severe decline in the value of the asset, primarily due to a decline in market conditions.

Significant impairment charges, and their related triggering events, recognized during the nine months ended September 30, 2011 were as follows:

International Aluminum Corp.

During the second quarter of 2011, we recognized an impairment charge of $12.4 million in connection with several properties formerly leased to International Aluminum Corp. in order to reduce their carrying values to their estimated fair values in connection with the tenant filing for bankruptcy in May 2011. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impacted the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011 and recognized a gain on deconsolidation of $1.2 million. For the nine months ended September 30, 2011, the results of operations of these properties are included in Income (loss) from discontinued operations in the consolidated financial statements.

Note 13.     Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2012.

CPA®:16 – Global 9/30/2012 10-Q — 28

Notes to Consolidated Financial Statements

The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Nine Months Ended September 30, 2012
		CPA®:16 – Global	Noncontrolling
	Total Equity	Shareholders	Interests
Balance - beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued	35,488	35,488	—
Contributions	20,600	—	20,600
Net income	32,694	14,909	17,785
Distributions	(111,507)	(101,236)	(10,271)
Available Cash Distribution	(11,564)	—	(11,564)
Change in other comprehensive income (loss)	(3,692)	(3,955)	263
Shares repurchased	(19,938)	(19,938)	—
Balance - end of period	$1,443,364	$1,349,325	$94,039

	Nine Months Ended September 30, 2011
		CPA®:16 – Global	Noncontrolling
	Total Equity	Shareholders	Interests
Balance - beginning of period	$930,351	$851,212	$79,139
Shares issued	666,368	666,368	—
Issuance of noncontrolling interest	78,136	—	78,136
Purchase of noncontrolling interest	(45,889)	9,075	(54,964)
Issuance of Special Member Interest	69,224	34,612	34,612
Change of ownership interest	(34,300)	—	(34,300)
Contributions	1,993	—	1,993
Net income	13,794	7,995	5,799
Distributions	(115,785)	(82,915)	(32,870)
Available Cash Distribution	(2,499)	—	(2,499)
Change in other comprehensive loss	(5,080)	(11,173)	6,093
Shares repurchased	(7,461)	(7,461)	—
Balance - end of period	$1,548,852	$1,467,713	$81,139

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

The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Nine Months Ended September 30,
	2012	2011
Balance - beginning of period	$21,306	$21,805
Foreign currency translation adjustment	(148)	568
Balance - end of period	$21,158	$22,373

Note 14. Income Taxes

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

CPA®:16 – Global 9/30/2012 10-Q — 29

Notes to Consolidated Financial Statements

We conduct business in the various states and municipalities within the U.S. and in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both September 30, 2012 and December 31, 2011, we had unrecognized tax benefits of approximately $1.2 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties, if applicable, related to uncertain tax positions in income tax expense. At September 30, 2012 and December 31, 2011, we had accrued interest related to uncertain tax positions of $0.2 million and $0.1 million, respectively.

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

Note 15. Discontinued Operations

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$313	$2,462	$1,975	$6,480
Expenses	(142)	(2,007)	(3,060)	(6,818)
Gain (loss) on sale of real estate	—	33	(2,189)	(109)
Gain (loss) on extinguishment of debt	—	872	(356)	910
Impairment charges	—	(224)	(485)	(12,646)
Income (loss) from discontinued operations	$171	$1,136	$(4,115)	$(12,183)

2012 — During the second quarter of 2012, we sold three properties for $6.8 million, net of selling costs, and recognized a net loss on extinguishment of debt of $0.4 million and a net gain on sale of less than $0.1 million.

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

CPA®:16 – Global 9/30/2012 10-Q — 30

Notes to Consolidated Financial Statements

In January 2012, we extended our lease with PRG and concurrently implemented a periodic purchase/put option structure whereby PRG has the right to purchase the property at preset dates and prices throughout course of the lease term. If PRG does not exercise its purchase option, the property transfers to the tenant for $1 at the end of the lease term in June 2029. This lease is now accounted for as a sales-type lease because of the automatic transfer of title at the end of the lease. As there are no significant contingencies to the sale at September 30, 2012, this property was classified as Assets held for sale on our consolidated balance sheet (Note 2).

2011 — In September 2011, we entered into an agreement to sell a Canadian property formerly leased to U.S. Aluminum of Canada, which also filed for bankruptcy in May 2011 and terminated their lease with us in bankruptcy proceedings, for approximately $5.1 million. We completed the sale of this property in October 2011 and used a portion of the proceeds to partially defease the non-recourse mortgage loan on this property.

In July 2011, a venture in which we and CPA®:15 held interests of 70% and 30%, respectively, and which we consolidate, sold several properties leased to PETsMART for $74.0 million. Our share of the sale price was approximately $51.8 million. The venture used a portion of the sale proceeds to defease the non-recourse mortgage loan totaling $25.1 million on the related properties, of which our share was $17.6 million. As our interest was acquired through the Merger, the disposition did not result in a gain or loss. Rather, the difference between our initial provisional carrying amount and sales price was considered a measurement period adjustment.

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

In May 2011, International Aluminum Corp. filed for bankruptcy protection and terminated their lease with us in bankruptcy proceedings. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impacted the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. At the date of deconsolidation, the property had a carrying value of $38.1 million, reflecting the impact of impairment charges totaling $12.4 million recognized during the second quarter of 2011, and the related non-recourse mortgage loan had an outstanding balance of $38.7 million. In connection with this deconsolidation, we recognized a gain of $1.2 million for the three and nine months ended September 30, 2011, which is included in Gain (loss) on extinguishment of debt from discontinued operations within the consolidated financial statements.

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

CPA®:16 – Global 9/30/2012 10-Q — 31

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

On May 2, 2011, CPA®:14 merged with and into one of our subsidiaries in the Merger. The nine months ended September 30, 2011 reflects four months of pre-Merger activity.

Financial Highlights

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$79,263	$85,149	$244,505	$224,200
Net income attributable to CPA®:16 – Global shareholders	(389)	22,763	14,909	7,995

Cash flow provided by operating activities			143,242	104,820
Cash flow provided by (used in) investing activities			67,949	(222,479)
Cash flow (used in) provided by financing activities			(239,191)	133,302

Distributions paid	33,718	28,818	100,817	70,619

Supplemental financial measures:
Modified funds from operations	41,577	45,589	123,176	93,924

We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations, liquidity, and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and reconciliations to its most directly comparable GAAP measure.

Total revenues decreased for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to the unfavorable impact of foreign currency fluctuations on lease revenue. Net income decreased for the three months ended September 30, 2012 as compared to the same period in 2011, primarily due to impairment charges recognized on several properties and jointly-owned investments during the third quarter of 2012 (Note 12), as well as the decrease in total revenues.

Total revenues, net income, and cash flow from operating activities all increased for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to results of operations and cash flow generated from the properties acquired in the Merger in May 2011, partially offset, in the case of net income, by impairment charges recognized on several properties and jointly-owned investments during the third quarter of 2012. Additionally, net income attributable to CPA®:16 — Global shareholders

CPA®:16 – Global 9/30/2012 10-Q — 32

for the nine months ended September 30, 2011 reflected a non-cash contract termination fee of $34.3 million incurred in connection with the amendment of our advisory agreement and the issuance of the Special Member Interest to a subsidiary of WPC in connection with the UPREIT Reorganization in May 2011.

Our MFFO supplemental measure for the three months ended September 30, 2012 as compared to the same period in 2011 decreased by $4.0 million, primarily due to lower pro rata lease revenues resulting from property dispositions and lease adjustments. Our MFFO supplemental measure for the nine months ended September 30, 2012 as compared to the same period in 2011 increased by $29.3 million, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.

Our quarterly cash distribution was $0.1674 per share for the third quarter of 2012, which equates to $0.6696 per share on an annualized basis.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Despite prior signs of economic stabilization in the U.S., we believe that a lack of political consensus with respect to U.S. and European fiscal policy has impacted investor and consumer confidence. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the nine months ended September 30, 2012, our revenue denominated in Euro was $68.2 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at September 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at September 30, 2012 was $1.2860, a 0.7% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet at September 30, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 8.9% during the nine months ended September 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period.

Capital Markets

Domestically, new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt has declined while events in the Euro-zone have impacted the price and availability of financing in certain international markets and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

Financing Conditions

We are impacted by the cost and availability of financing. Stabilization in the U.S. credit and real estate financing markets has resulted in lower costs for domestic financing while the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international properties. During the nine months ended September 30, 2012, we obtained domestic non-recourse mortgage financing totaling $75.6 million.

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

CPA®:16 – Global 9/30/2012 10-Q — 33

periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Value

The advisor generally calculates our estimated net asset value per share (“NAV”) by relying in part on an estimate of the fair value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including discount rates, individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

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

Despite the apparent stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen relatively low inflation in the U.S. during the past quarter.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor actively manages our portfolio and generally begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. For those leases that are renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms. As of September 30, 2012, we have no significant leases scheduled to expire in the next 12 months. Our occupancy rate decreased from 97.5% at December 31, 2011 to 96.4% as of September 30, 2012.

CPA®:16 – Global 9/30/2012 10-Q — 34

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2012	2011
Rental income	$185,043	$171,005
Interest income from direct financing leases	29,844	25,867
	$214,887	$196,872

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Nine Months Ended September 30,
Lessee	2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$25,780	$27,769
Carrefour France, SAS (a) (c)	13,528	20,662
Dick’s Sporting Goods, Inc. (b) (d)	8,016	5,403
Telcordia Technologies, Inc.	7,702	7,540
SoHo House/SHG Acquisition (UK) Limited (e)	5,892	6,969
Nordic Atlanta Cold Storage, LLC	5,547	5,174
Tesco plc (a) (b)	5,379	5,802
Berry Plastics Corporation (b)	5,240	4,968
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (f)	4,005	3,699
The Talaria Company (Hinckley) (b)	3,730	3,755
Fraikin SAS (a)	3,722	3,939
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	3,654	3,684
Perkin Elmer, Inc. (g)	3,234	1,881
Best Brands Corp.	3,136	3,048
Ply Gem Industries, Inc. (a)	3,106	2,983
Huntsman International, LLC	3,027	3,010
Caremark Rx, Inc. (g)	2,968	1,655
Bob’s Discount Furniture, LLC	2,820	2,744
Universal Technical Institute of California, Inc.	2,804	2,715
Kings Super Markets Inc.	2,713	2,705
TRW Vehicle Safety Systems Inc.	2,676	2,676
Performance Fibers GmbH (a)	2,505	2,576
Finisar Corporation	2,466	2,466
Other (a) (b) (h)	91,237	69,049
	$214,887	$196,872

(a)   Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)   These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $27.8 million and $29.2 million for the nine months ended September 30, 2012 and 2011, respectively.

(c)   This decrease was primarily due to the tenant vacating one of the buildings it formerly leased in September 2011.

(d)   In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $2.6 million for the nine months ended September 30, 2012.

CPA®:16 – Global 9/30/2012 10-Q — 35

(e)   This change was primarily due to a lease restructuring in the first quarter of 2011.

(f)    This increase was due to a CPI-based rent increase, as well as the completion of an expansion in October 2011.

(g)   This investment was acquired in the Merger.

(h)   This increase was primarily due to the impact of properties acquired in the Merger.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2012	2012	2011
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$24,276	$24,276
The New York Times Company	27%	20,601	20,869
OBI A.G. (a)	25%	12,079	12,961
True Value Company (b)	50%	10,840	10,840
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	25%	10,188	11,996
Advanced Micro Devices, Inc. (b)	67%	8,958	8,958
Pohjola Non-life Insurance Company (a)	40%	6,652	7,048
TietoEnator Plc (a)	40%	6,259	6,650
Police Prefecture, French Government (a)	50%	5,841	6,216
Schuler A.G. (a)	33%	4,582	4,931
Frontier Spinning Mills, Inc.	40%	3,453	3,375
Actebis Peacock GmbH (a)	30%	2,973	3,190
Del Monte Corporation (b)	50%	2,645	2,645
Consolidated Systems, Inc.	40%	1,389	1,373
Actuant Corporation (a)	50%	1,239	1,219
Thales S.A. (a) (d)	35%	925	3,310
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc. (b) (e)	56%	873	10,880
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (f)	33%	835	1,171
Best Buy Co., Inc. (g)	0%	—	2,251
		$124,608	$144,159

(a)   Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2012 decreased by approximately 8.9% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(b)   This entity was acquired in the Merger.

(c)   This decrease was primarily due to an adjustment made in the fourth quarter of 2011 related to amendments and adjustments to direct finance leases.

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

Lease Revenues

As of September 30, 2012, 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 22% of our net leases on that same basis have fixed rent adjustments. We own international

CPA®:16 – Global 9/30/2012 10-Q — 36

investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

During the three months ended September 30, 2012, we signed three leases, totaling 32,640 square feet of leased space. All three leases were renewals or short-term extensions with existing tenants. The average rent increased from $16.74 per square foot to $17.07 per square foot after the renewals. None of the tenants had tenant improvement allowances or concessions.

During the nine months ended September 30, 2012, we signed seven leases, totaling 542,518 square feet of leased space. All seven leases were renewals or short-term extensions with existing tenants. The average rent increased from $5.53 per square foot to $5.55 per square foot after the renewals. None of the tenants had tenant improvement allowances or concessions.

For the three months ended September 30, 2012 as compared to the same period in 2011, lease revenues decreased by $6.2 million, primarily due to the unfavorable impact of foreign currency fluctuations of $3.1 million and the effects of lease restructurings, rejections, and expirations totaling $2.7 million, partially offset by an increase of $0.9 million as a result of properties acquired in the Merger.

For the nine months ended September 30, 2012 as compared to the same period in 2011, lease revenues increased by $18.0 million, primarily due to an increase of $29.6 million as a result of properties acquired in the Merger, partially offset by the unfavorable impact of foreign currency fluctuations of $6.8 million and the effects of lease restructurings, rejections, and expirations totaling $5.9 million.

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

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, other operating income increased by $0.8 million and $1.5 million, respectively, primarily due to an increase in reimbursable tenant costs of $0.7 million and $1.4 million, respectively.

General and Administrative

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, general and administrative expense decreased by $2.7 million and $11.4 million, respectively. The decrease for the three-month period was comprised of Merger-related costs of $1.0 million not recurring in the current year period and a decrease in professional fees of $1.4 million. The decrease for the nine-month period was comprised primarily of Merger-related costs of $11.1 million not recurring in the current year period. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

Depreciation and Amortization

For the nine months ended September 30, 2012 as compared to the same period in 2011, depreciation and amortization increased by $13.5 million, primarily as a result of properties acquired in the Merger, which contributed $11.5 million to the increase. In addition, as a result of the termination of a lease with a tenant in May 2012, we wrote off $2.9 million of lease intangibles.

Property Expenses

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, property expenses increased by $1.6 million and $1.8 million, respectively. The increase for the three-month period was primarily due to increases in uncollected rent expense of $0.9 million and reimbursable tenant costs of $0.5 million. The increase for the nine-month period was primarily due to an increase in asset management fees of $1.8 million as a result of the Merger, which increased the asset base from which the advisor earns a fee, and increases in reimbursable tenant costs of $1.6 million, uncollected rent expense of $0.6 million, real estate taxes of $0.6 million, and professional fees of $0.5 million. These increases were partially offset by a decrease in performance fees of $3.9 million as a result of the changes to our advisory agreement in connection with the UPREIT Reorganization. Subsequent to the Merger, we no longer pay the advisor performance fees. Instead, we pay the advisor the Available Cash Distribution (Note 3). Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.

CPA®:16 – Global 9/30/2012 10-Q — 37

Issuance of Special Member Interest

During the nine months ended September 30, 2011, we incurred a non-cash charge of $34.3 million related to the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of the advisory agreement as a result of the UPREIT Reorganization (Note 3).

Impairment Charges

During both the three and nine months ended September 30, 2012, we recognized impairment charges totaling $6.5 million, comprised of a charge of $3.6 million on a property leased to Gerber Scientific, Inc. and a charge of $2.9 million on a property leased to Mountain City Meat Co., Inc. in order to reduce the properties’ carrying values to their estimated fair values based on potential sales that have not yet been consummated (Note 12).

During the nine months ended September 30, 2011, we recognized impairment charges of $0.5 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual value.

(Loss) Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended September 30, 2012, we recognized loss from equity investments in real estate of $1.0 million, which was comprised primarily of other-than-temporary impairment charges incurred on the TietoEnator Plc and Pohjola Non-life Insurance Company investments of $2.9 million and $4.0 million, respectively, which were recently valued in connection with the WPC/CPA®:15 Merger (Note 12), and amortization of equity investments of $1.8 million, partially offset by equity income of $7.7 million. During the comparable prior year period, we recognized net income from equity investments in real estate of $11.4 million, comprised primarily of equity income of $11.9 million, partially offset by amortization of equity investments of $1.6 million.

For the nine months ended September 30, 2012, we recognized net income from equity investments in real estate of $12.0 million, which was comprised primarily of equity income of $24.3 million, partially offset by the other-than-temporary impairment charges incurred on the TietoEnator Plc and Pohjola Non-life Insurance Company investments of $2.9 million and $4.0 million, respectively, and amortization of equity investments of $5.4 million. During the comparable prior year period, we recognized net income from equity investments in real estate of $17.5 million, comprised primarily of equity income of $19.7 million, partially offset by amortization of equity investments of $3.3 million.

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

For the three months ended September 30, 2012, we recognized net other income of $1.9 million, which was comprised primarily of net realized and unrealized foreign currency transaction gains of $1.6 million. During the comparable prior year period, we recognized net other expense of $2.2 million, which was comprised primarily of net realized and unrealized foreign currency transaction losses of $1.1 million and net realized and unrealized losses related to derivatives of $1.3 million.

CPA®:16 – Global 9/30/2012 10-Q — 38

(Loss) Gain on Extinguishment of Debt

During the nine months ended September 30, 2012, we recognized a net gain on the extinguishment of debt of $5.5 million, comprised primarily of a gain of $5.9 million resulting from the partial extinguishment of the non-recourse mortgage loan outstanding related to our Hellweg 2 investment recognized during the second quarter of 2012.

During the three and nine months ended September 30, 2011, we recognized a net gain on the extinguishment of debt of $6.1 million and $3.6 million, respectively, comprised primarily of a gain of $6.1 million in connection with the repurchase of a loan on the WILLY VOIT GmBH & Co. property recognized during the third quarter of 2011. The nine months ended September 30, 2011 includes a loss of $2.5 million resulting from the defeasance of eight loans in connection with obtaining our line of credit (Note 10).

Bargain Purchase Gain on Acquisition

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART, which impacted the provisional acquisition accounting, and resulted in an increase of $11.7 million to the preliminary bargain purchase gain. Furthermore, during the third quarter of 2012, we identified a receivable which we acquired as part of the Merger in the second quarter of 2011 that was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. This change was recorded in the statements of operations in the third quarter of 2012 (Note 2).

Interest Expense

For the three months ended September 30, 2012 as compared to the same period in 2011, interest expense decreased by $4.7 million, primarily due to the impact of fluctuations in foreign currency exchange rates.

For the nine months ended September 30, 2012 as compared to the same period in 2011, interest expense increased by $1.8 million, primarily as a result of interest on mortgage financing assumed in the Merger, as well as amounts borrowed under the line of credit that we obtained in connection with the Merger.

Provision for Income Taxes

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, provision for income taxes increased by $1.6 million and $0.6 million, respectively, primarily due to an increase in foreign tax estimates for our Tesco plc portfolio of $1.1 million and $1.2 million, respectively, and an increase in foreign tax estimates for our Hellweg 2 investment of $0.9 million and $0.4 million, respectively, partially offset by a decrease in foreign tax estimates for our Carrefour France, SAS portfolio of $1.3 million and $0.1 million, respectively. Additionally, the increase for the three-month period included an increase in withholding tax expense of $0.7 million for our Performance Fibers GmbH property. The increase for the nine-month period was partially offset by a decrease in foreign tax estimates for several other properties totaling $0.9 million.

Discontinued Operations

For the three and nine months ended September 30, 2012, we recognized income from discontinued operations of $0.2 million and loss from discontinued operations of $4.1 million, respectively. The loss for the nine months ended September 30, 2012 was comprised primarily of the net loss on sale of real estate totaling $2.2 million from the disposal of eight properties and loss generated from the operations of discontinued properties of $1.1 million.

For the three and nine months ended September 30, 2011, we recognized income from discontinued operations of $1.1 million and loss from discontinued operations of $12.2 million, respectively. The loss for the nine months ended September 30, 2011 was comprised primarily of impairment charges totaling $12.4 million incurred in connection with properties formerly leased to International Aluminum Corp., which filed for bankruptcy in May 2011.

CPA®:16 – Global 9/30/2012 10-Q — 39

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, net income attributable to noncontrolling interests increased by $1.7 million and $12.0 million, respectively, primarily due to an increase in the Available Cash Distribution paid to the Special General Partner of $1.2 million and $9.1 million, respectively.

Net (Loss) Income Attributable to CPA®:16 — Global Shareholders

For the three and nine months ended September 30, 2012 as compared to the same periods in 2011, the resulting net (loss) income attributable to CPA®:16 — Global shareholders decreased by $23.2 million and increased by $6.9 million, respectively.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 — Global shareholders, see Supplemental Financial Measures below.

For the three months ended September 30, 2012 as compared to the same period in 2011, MFFO decreased by $4.0 million, primarily due to lower pro rata lease revenues resulting from property dispositions and lease adjustments.

For the nine months ended September 30, 2012 as compared to the same period in 2011, MFFO increased by $29.3 million, primarily due to the positive impact of properties acquired in the Merger.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments to meet our operating expenses, service debt, and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse and limited-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter, payment of Available Cash distributions, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse and limited-recourse mortgage loans, unused capacity on our line of credit and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Our cash flow from operating activities was positively impacted by cash flows generated from properties acquired in the Merger. During the nine months ended September 30, 2012, we used cash flows from operating activities of $143.2 million primarily to fund net cash distributions to shareholders of $74.8 million, which excluded $26.0 million in dividends that were reinvested by shareholders through our distribution reinvestment and share purchase plan, and to pay distributions of $23.2 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor has elected to receive 50% of its asset management fees in shares of our common stock and as a result, we paid asset management fees of $9.5 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. We received $24.4 million in proceeds from the repayment in full of two loans related to building construction for an investment and approximately $13.0 million related to our return on our CCMT investment as a result of the repayment of principal on certain mortgages included in the trust. We also received $18.6 million in connection with the sale of eight properties (Note 15) and $11.9 million in distributions from equity investments in real estate in excess of equity in net income. We used $2.5 million primarily to fund construction costs for an

CPA®:16 – Global 9/30/2012 10-Q — 40

expansion project. Funds totaling $10.4 million and $14.4 million were invested in and released from, respectively, lender-held investment accounts. In January 2012, we paid $1.6 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

As noted above, during the nine months ended September 30, 2012, we paid distributions to shareholders and affiliates that hold noncontrolling interests in various entities with us. We drew down $25.0 million from our line of credit. We also repaid $99.0 million from our line of credit, prepaid several non-recourse mortgages totaling $53.7 million, and made scheduled mortgage principal installments totaling $75.7 million. We received proceeds of $67.6 million from new financing obtained on seven properties and from refinancing the mortgages on three properties, $26.0 million as a result of issuing shares through our distribution reinvestment and share purchase plan, and $20.6 million in contributions from noncontrolling interests. We also paid $3.4 million in deferred financing costs, primarily related to our line of credit. Funds totaling $2.7 million were released from lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. During the nine months ended September 30, 2012, we received requests to redeem 2,307,877 shares of our common stock pursuant to our redemption plan and we redeemed these shares at an average price per share of $8.69, totaling $20.1 million.

Summary of Financing

The table below summarizes our non-recourse and limited-recourse long-term debt and credit facility (dollars in thousands):

	September 30, 2012	December 31, 2011
Balance
Fixed rate	$1,484,355	$1,573,772
Variable rate (a)	316,020	369,007
Total	$1,800,375	$1,942,779

Percent of total debt
Fixed rate	82%	81%
Variable rate (a)	18%	19%
	100%	100%
Weighted-average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	3.2%	4.5%

(a)   Variable-rate debt at September 30, 2012 included (i) $153.0 million outstanding under our line of credit; (ii) $67.5 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $70.6 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at September 30, 2012, and (iv) $12.2 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At September 30, 2012, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At September 30, 2012, our cash resources consisted of cash and cash equivalents totaling $81.5 million. Of this amount, $42.3 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $60.3 million, as well as unleveraged properties that had an aggregate carrying value of $110.1 million at September 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties. For a description of the recent amendment to our Credit Agreement, see Note 10. Our cash resources can be used for working capital needs and other commitments.

CPA®:16 – Global 9/30/2012 10-Q — 41

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. No balloon payments on our mortgage loan obligations will be due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $39.6 million. We are actively seeking to refinance certain of these loans, although there can be no assurance that we will be able to do so.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse and limited-recourse mortgage loans through cash generated from operations, the use of our cash reserves or unused amounts on our line of credit.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse and limited-recourse debt — Principal (a)	$1,805,421	$43,088	$385,825	$839,761	$536,747
Deferred acquisition fees — Principal	1,757	546	812	393	6
Interest on borrowings and deferred acquisition fees (b)	496,977	96,868	175,263	125,909	98,937
Subordinated disposition fees (c)	1,197	—	1,197	—	—
Operating and other lease commitments (d)	52,424	2,201	4,376	3,256	42,591
	$2,357,776	$142,703	$567,473	$969,319	$678,281

(a)         Excludes $6.5 million of fair market value adjustments in connection with the Merger, partially offset by $1.4 million of unamortized discount on a non-recourse mortgage loan that we repurchased from the lender, which was included in Non-recourse and limited-recourse debt at September 30, 2012.

(b)         Interest on an unhedged variable rate debt obligation was calculated using the variable interest rate and balance outstanding at September 30, 2012.

(c)          Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.

(d)         Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of amounts attributable to noncontrolling interests of approximately $11.8 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2012, which consisted primarily of the Euro. At September 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:16 – Global 9/30/2012 10-Q — 42

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in them at September 30, 2012 is presented below. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

			Non-Recourse and
	Ownership Interest		Limited-Recourse
Lessee	at September 30, 2012	Total Assets	Third-Party Debt	Maturity Date
True Value Company	50%	$123,919	$65,231	1/2013 & 2/2013
Thales S.A. (a)	35%	25,733	20,537	7/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	281,393	152,307	5/2014
Actuant Corporation (a)	50%	15,239	10,033	5/2014
TietoEnator Plc (a)	40%	79,370	60,239	7/2014
The New York Times Company (b)	27%	247,951	120,076	9/2014
Pohjola Non-life Insurance Company (a)	40%	85,035	73,242	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	173,037	88,380	5/2015
Actebis Peacock GmbH (a)	30%	43,398	27,239	7/2015
Del Monte Corporation	50%	13,020	10,984	8/2016
Frontier Spinning Mills, Inc.	40%	38,302	22,371	8/2016
Consolidated Systems, Inc.	40%	16,418	11,050	11/2016
LifeTime Fitness, Inc. and Town Sports International Holdings, Inc.	56%	7,280	7,401	12/2016
OBI A.G. (a)	25%	156,217	145,408	3/2018
Advanced Micro Devices, Inc.	67%	81,212	55,348	1/2019
Police Prefecture, French Government (a)	50%	89,249	78,616	8/2020
Schuler A.G. (a)	33%	65,364	—	N/A
The Upper Deck Company	50%	21,686	—	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	11,638	—	N/A
Talaria Holdings, LLC	27%	68	—	N/A
		$1,575,529	$948,462

(a)         Dollar amounts shown are based on the applicable exchange rate of the foreign currency at September 30, 2012.

(b)         The related mortgage loan is limited-recourse to Corporate Property Associates 17 — Global Incorporated.

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

CPA®:16 – Global 9/30/2012 10-Q — 43

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

CPA®:16 – Global 9/30/2012 10-Q — 44

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

CPA®:16 – Global 9/30/2012 10-Q — 45

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net (loss) income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our shareholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:16 – Global 9/30/2012 10-Q — 46

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income attributable to CPA®:16 — Global shareholders	$(389)	$22,763	$14,909	$7,995
Adjustments:
Depreciation and amortization of real property	23,185	25,080	75,273	62,928
Impairment charges	6,461	224	6,956	13,114
(Gain) loss on sale of real estate, net	—	(32)	2,189	108
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,452	3,578	10,866	10,163
Impairment charges	6,795	3,833	6,879	3,833
Gain (loss) on sale of real estate	412	(4,492)	90	(4,490)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,419)	(2,964)	(8,238)	(12,455)
Total adjustments	37,886	25,227	94,015	73,201
FFO — as defined by NAREIT	37,497	47,990	108,924	81,196
Adjustments:
Issuance of Special Member Interest	—	—	—	34,300
Bargain purchase gain on acquisition	(1,617)	—	(1,617)	(28,709)
Gain on deconsolidation of a subsidiary	—	(1,167)	—	(1,167)
Loss (gain) on extinguishment of debt	49	(5,786)	(5,115)	(3,307)
Other depreciation, amortization and non-cash charges	(1,219)	2,486	241	1,738
Straight-line and other rent adjustments (a)	1,330	(3,346)	(2,085)	(10,344)
Acquisition expenses (b)	106	107	340	296
Merger expenses (b)	—	1,157	99	13,183
Amortization of deferred financing costs	328	—	1,068	—
Above-market rent intangible lease amortization, net (c)	4,462	4,655	14,398	9,090
Amortization of premiums on debt investments, net	83	60	165	569
Realized gains on foreign currency, derivatives and other (d)	(558)	(219)	(558)	(1,758)
Unrealized losses (gains) on mark-to-market adjustments (e)	172	(29)	256	(61)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	(4)	422	(7)	466
Straight-line and other rent adjustments (a)	(54)	(69)	11	(1,742)
Loss (gain) on extinguishment of debt	1	(1,103)	84	(1,103)
Acquisition expenses (b)	64	64	192	192
Above (below)-market rent intangible lease amortization, net (c)	921	715	2,769	1,237
Realized (gains) losses on foreign currency, derivatives and other (d)	(22)	(6)	8	(39)
Unrealized gains on mark-to-market adjustments (e)	—	—	—	(2)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	38	(342)	4,003	(111)
Total adjustments	4,080	(2,401)	14,252	12,728
MFFO (a) (b)	$41,577	$45,589	$123,176	$93,924

(a)         Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different from the underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the

CPA®:16 – Global 9/30/2012 10-Q — 47

contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(b)         In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(c)          Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(d)         Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.

(e)          Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

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

CPA®:16 – Global 9/30/2012 10-Q — 48

share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses and other liabilities and Other assets, net, respectively, in the consolidated financial statements, was in a net liability position of $5.8 million at September 30, 2012. In addition, three unconsolidated investments in which we have interests ranging from 25% to 35% had interest rate swaps and an interest rate cap with a net estimated fair value liability of $16.6 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at September 30, 2012 (Note 9).

In connection with the Hellweg 2 transaction, two entities in which we have a total effective ownership interest of 26%, which we consolidate, obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. For the nine months ended September 30, 2012 and 2011, the embedded credit derivatives generated unrealized losses of less than $0.1 million for each period presented.

At September 30, 2012, the majority (approximately 91%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2012 ranged from 4.4% to 7.8%. The annual effective interest rates on our variable-rate debt at September 30, 2012 ranged from 1.4% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$8,851	$36,125	$93,300	$137,976	$234,737	$978,027	$1,489,016	$1,475,643
Variable-rate debt	$1,812	$7,779	$8,274	$173,533	$8,981	$116,026	$316,405	$321,169

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2012 by an aggregate increase of $65.1 million or an aggregate decrease of $62.6 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at September 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2012, we recognized net realized and unrealized foreign currency transaction losses of $0.5 million and $0.2 million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated fair value of these instruments, which is included in Other assets, net in the consolidated financial statements, was $0.1 million at September 30, 2012. We obtain mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental

CPA®:16 – Global 9/30/2012 10-Q — 49

revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign real estate operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$21,274	$85,084	$84,293	$77,368	$70,434	$732,288	$1,070,741
British pound sterling	1,381	5,540	5,611	5,022	4,770	68,223	90,547
Other foreign currencies (b)	1,909	7,589	7,593	7,592	7,595	51,931	84,209
	$24,564	$98,213	$97,497	$89,982	$82,799	$852,442	$1,245,497

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (c)	2012	2013	2014	2015	2016	Thereafter	Total
Euro (d)	$11,285	$45,911	$70,477	$50,230	$137,379	$423,388	$738,670
British pound sterling (e)	861	3,436	16,511	7,833	1,487	24,615	54,743
Other foreign currencies (b) (f)	1,197	4,736	12,979	9,478	3,423	25,669	57,482
	$13,343	$54,083	$99,967	$67,541	$142,289	$473,672	$850,895

(a)         Based on the applicable exchange rates at September 30, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(c)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2012.

(d)        We estimate that a 1% increase or decrease in the exchange rate between the Euro and the U.S. dollar would change projected property level cash flow at September 30, 2012 by $3.3 million.

(e)          We estimate that a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar would change projected property level cash flow at September 30, 2012 by $0.4 million.

(f)           We estimate that a 1% increase or decrease in the exchange rate between other foreign currencies and the U.S. dollar would change projected property level cash flow at September 30, 2012 by $0.3 million.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2012, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.1 million, which is included in Other assets, net, within the consolidated financial statements.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2012, have concluded that our

CPA®:16 – Global 9/30/2012 10-Q — 50

disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, we issued 254,451 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at a price per share of $9.10, which represents our most recently published NAV per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2012:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	787,842	$8.61	N/A	N/A
Total	787,842

(a)         Represents shares of our common stock repurchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our shareholders, subject to certain exceptions, conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:16 – Global 9/30/2012 10-Q — 51

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated as of May 2, 2011, among CPA®:16 — Global, the Operating Partnership, CPA 16 Merger Sub, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2012)

10.2	Amended and Restated Advisory Agreement, dated as of September 28, 2012, among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC, and Carey Asset Management Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 9/30/2012 10-Q — 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 16 — Global Incorporated

Date: November 8, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:16 – Global 9/30/2012 10-Q — 53

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated as of May 2, 2011, among CPA®:16 — Global, the Operating Partnership, CPA 16 Merger Sub, the Lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender (Incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on August 7, 2012)

10.2	Amended and Restated Advisory Agreement, dated as of September 28, 2012, among Corporate Property Associates 16 — Global Incorporated, CPA 16 LLC, and Carey Asset Management Corp.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 — Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 9/30/2012 10-Q — 54