Form 10-K
period 2012-12-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2013-02-26
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 164,879,403 shares of common stock at June 30, 2012.

At February 19, 2013, there were 203,621,214 shares of common stock of registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference its definitive Proxy Statement with respect to its 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part II, Item 8, Financial Statements and Supplementary Data.

CPA®:16 – Global 2012 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with its consolidated subsidiaries and predecessors, “we”, “us”, or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets, and we are not subject to United States (“U.S.”) federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders.

Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property, such as maintenance, insurance, taxes, structural repairs, and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:

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

We are managed by W. P. Carey Inc. (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly traded company listed on the New York Stock Exchange under the symbol “WPC.”

Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations, and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services to us, including those fees associated with personnel provided for administration of our operations. The current form of the agreement is scheduled to expire on September 30, 2013. The advisor also currently serves in this capacity for Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global” and, together with us, the “CPA® REITs”) and Carey Watermark Investors (“CWI”), and served in this capacity for Corporate Property Associates 15 Incorporated (“CPA®:15”) until CPA®:15 merged with the advisor in September 2012 (collectively, including us, the “Managed REITs”).

We were formed as a Maryland corporation in June 2003. We commenced our initial public offering in December 2003. Through two public offerings we sold a total of 110,331,881 shares of our common stock for a total of $1.1 billion in gross offering proceeds. We completed our second public offering in December 2006. Through December 31, 2012, we have also issued 25,047,649 shares ($238.1 million) through our distribution reinvestment and stock purchase plan. We have repurchased 14,204,793 shares ($126.2 million) of our common stock under a redemption plan from inception through December 31, 2012.

On May 2, 2011, Corporate Property Associates 14 Incorporated (“CPA®:14”), which was also advised by the advisor, merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), a REIT and one of our consolidated subsidiaries (the “Merger”), based on an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 13, 2010. Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (an “UPREIT,” and the reorganization, the “UPREIT Reorganization”) to hold substantially all of our assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a Delaware limited liability company subsidiary. We own 99.985% of the general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest (the “Special Member Interest”) in the Operating Partnership is held by WPC REIT Merger Sub Inc., a subsidiary of WPC (the “Special General Partner”).

CPA®:16 – Global 2012 10-K — 2

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2012, the advisor employed 216 individuals who are available to perform services for us.

Significant Developments During 2012

Line of Credit — On May 2, 2011, we entered into a secured credit agreement (the “Credit Agreement”) with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub is the borrower, and we and the Operating Partnership are guarantors. On August 1, 2012, we amended the Credit Agreement to reduce the amount available under the Credit Agreement from $320.0 million to $225.0 million, to reduce our annual interest rate from the London Interbank Offered Rate (“LIBOR”) plus 3.25% to LIBOR plus 2.50%, and to decrease the number of properties in our borrowing base pool. The Credit Agreement is scheduled to mature on August 1, 2015, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months, subject to the conditions provided in the Credit Agreement. Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool (Note 11).

Financing Activity — During 2012, we obtained mortgage financing totaling $75.6 million, primarily consisting of new non-recourse mortgage financing (Note 11). These mortgage financings had a weighted-average annual interest rate of approximately 4.9%. Additionally, we drew $143.0 million on our Credit Agreement through December 31, 2012 and made repayments totaling $119.0 million during 2012.

Impairment Charges — During 2012, we incurred impairment charges totaling $22.9 million, which were inclusive of amounts attributable to noncontrolling interests of less than $0.1 million (Note 13).

(b) Financial Information About Segments

We operate in one reportable segment, real estate ownership, with domestic and foreign investments. Refer to Note 18 for financial information about this segment.

(c) Narrative Description of Business

Business Objectives and Strategy

We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or developed or that will be developed within a reasonable time after acquisition.

Our objectives are to:

•	own a diversified portfolio of triple-net leased real estate and other real estate related investments;
•	fund distributions to stockholders; and
•	increase our equity in our real estate by making regular principal payments on mortgage loans for our properties.

We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location, and tenant industry.

CPA®:16 – Global 2012 10-K — 3

Our Portfolio

At December 31, 2012, our portfolio was comprised of our full or partial ownership interests in 498 properties, substantially all of which were triple-net leased to 144 tenants, and totaled approximately 47 million square feet with an occupancy rate of approximately 96.9%. In addition, we own two hotel properties for an aggregate of approximately 0.2 million square feet. Our portfolio, which excludes our hotel properties, had the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
United States
East	$68,366	22%	$13,028	21%
South	50,937	17	7,357	12
Midwest	45,161	15	3,140	5
West	35,942	12	13,502	22
Total U.S.	200,406	66	37,027	60
International
Germany	48,398	16	9,001	14
Asia (c)	5,087	2	-	-
Canada	2,410	1	-	-
Mexico	405	-	-	-
Other Europe (d)	47,237	15	16,002	26
Total Non-U.S.	103,537	34	25,003	40
Total	$303,943	100%	$62,030	100%

____________

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Reflects investments in Malaysia and Thailand.

(d)         Reflects investments in Finland, France, Hungary, the Netherlands, Poland, Sweden, and the United Kingdom.

Property Diversification

Information regarding our property diversification at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
Industrial	$113,013	37%	$15,886	26%
Warehouse/Distribution	69,576	23	7,965	13
Retail	55,452	18	7,994	13
Office	41,151	14	19,537	31
Self Storage	-	-	9,996	16
Other (c)	24,751	8	652	1
Total	$303,943	100%	$62,030	100%

____________

(a)        Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

CPA®:16 – Global 2012 10-K — 4

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(c)          Includes annualized contractual minimum base rent from tenants in our consolidated investments in the following property types: self storage, hospitality, education, theater, residential, sports, and land.

Tenant Diversification

Information regarding our tenant diversification at December 31, 2012 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (c)	Base Rent
Retail Trade	$78,826	26%	$8,038	13%
Chemicals, Plastics, Rubber, and Glass	25,664	8	-	-
Automotive	24,849	8	352	1
Electronics	24,788	8	13,801	22
Healthcare, Education, and Childcare	17,633	6	-	-
Transportation — Cargo	15,589	5	-	-
Consumer Non-durable Goods	15,399	5	-	-
Construction and Building	14,126	5	7,202	12
Grocery	10,835	4	-	-
Beverages, Food, and Tobacco	10,779	4	1,764	3
Telecommunications	10,558	3	-	-
Business and Commercial Services	9,003	3	-	-
Leisure, Amusement, and Entertainment	8,838	3	652	1
Machinery	8,092	3	2,364	4
Hotels and Gaming	6,876	2	-	-
Media: Printing and Publishing	4,609	2	7,054	11
Mining, Metals, and Primary Metal Industries	4,499	1	695	1
Aerospace and Defense	3,474	1	-	-
Textiles, Leather, and Apparel	1,992	1	1,963	3
Insurance	1,404	-	3,645	6
Buildings and Real Estate	-	-	6,497	10
Federal, State, and Local Government	-	-	4,504	7
Transportation — Personal	-	-	3,499	6
Other (d)	6,110	2	-	-
Total	$303,943	100%	$62,030	100%

____________

(a)         Based on the Moody’s Investors Service classification system and information provided by the tenant.

(b)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(c)          Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

(d)         Includes annualized contractual minimum base rent of 1% or less from tenants in our consolidated investments in the following industries: consumer services, forest products and paper, consumer and durable goods, and utilities.

CPA®:16 – Global 2012 10-K — 5

Lease Expirations

At December 31, 2012, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (b)	Base Rent
2013	$2,333	1%	$162	-%
2014	14,514	5	101	-
2015	5,080	2	3,668	6
2016	7,939	3	5,227	9
2017	9,458	3	-	-
2018 - 2020	36,424	12	12,444	20
2021 - 2023	83,554	27	8,871	14
2024 - 2026	43,554	14	22,967	37
2027 - 2029	32,637	11	4,679	8
2030 - 2032	68,450	22	3,911	6
Total	$303,943	100%	$62,030	100%

____________

(a)         Reflects annualized contractual minimum base rent for the fourth quarter of 2012.

(b)         Reflects our share of annualized contractual minimum base rent for the fourth quarter of 2012 from equity investments in real estate.

Asset Management

We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets, and knowledge of the bankruptcy process.

The advisor monitors compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments, and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third-party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.

Holding Period

We generally intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our stockholders or avoiding increases in risk. No assurance can be given that this objective will be realized.

Our intention is to consider alternatives for providing liquidity for our stockholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering. We completed the investment of substantially all of the net proceeds of our initial public offering during 2006. While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment. We may provide liquidity for our stockholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated Managed REITs or our advisor), or another transaction approved by our board of directors and, if required by law, our stockholders. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located, and tax effects on stockholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instance in which Managed REIT stockholders were provided with liquidity, our advisor merged with CPA®:15 (the “WPC/CPA®:15 Merger”) in 2012. Prior to that, including our

CPA®:16 – Global 2012 10-K — 6

merger with CPA®:14, the liquidating entity merged with another, later-formed Managed REIT. In each of these transactions, stockholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash, and/or a short-term note.

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international investments. All of our mortgage loans are non-recourse and provide for monthly or quarterly payments, which include scheduled payments of principal. At December 31, 2012, 83% of our mortgage financing bore interest at fixed rates. At December 31, 2012, excluding our line of credit, substantially all of our variable-rate debt bore interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There can be no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium, or a similar penalty, to the lender in order to pay off a loan prior to its maturity.

A lender of non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to the equity related to a single investment. While such lenders do not generally have recourse to our other assets, they may have such recourse in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud or, in the case of loans to be securitized, certain additional events of default. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan.

As described above, we entered into the Credit Agreement, which provides for a secured, recourse revolving credit facility in an amount of up to $225.0 million and a maturity date of August 1, 2015, with an option for CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to conditions provided in the Credit Agreement.

Most of our financing requires us to make a balloon payment at maturity. At December 31, 2012, scheduled balloon payments for the next five years were as follows (in thousands):

2013 (a)	$-
2014 (a) (b)	55,603
2015 (a) (b) (c)	256,035
2016 (a) (b)	201,962
2017 (a) (b)	607,307

____________

(a)         Excludes our share of scheduled balloon payments on non-recourse mortgages of equity investments in real estate totaling $39.8 million in 2013, $72.4 million in 2014, $48.4 million in 2015, $17.1 million in 2016, and $36.5 million in 2017.

(b)         Inclusive of amounts attributable to noncontrolling interests of $0.3 million in 2014, $1.3 million in 2015, $19.7 million in 2016, and $224.3 million in 2017.

(c)         Includes amounts that will be due upon maturity of our $225.0 million Credit Agreement, which is scheduled to occur in August 2015, unless extended pursuant to its terms. At December 31, 2012, we had drawn $143.0 million from our Credit Agreement.

Investment Strategies

We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise and we have funds available for investment.

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

CPA®:16 – Global 2012 10-K — 7

Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations, or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).

In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade” as defined by the credit rating agencies.

Properties Critical to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are critical to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant or borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.

Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location, or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Lease Terms — Generally, the net leased properties in which we invest will be leased on a full-recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations, either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level, or percentage rent; however, percentage rent has been insignificant in recent years. Alternatively, a lease may provide for mandated rental increases on specific dates, and the advisor may adopt other methods in the future.

Real Estate Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit, and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

CPA®:16 – Global 2012 10-K — 8

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

Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants, or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.

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

Cash resources will be invested in permitted temporary investments, which include short-term U.S. government securities, bank certificates of deposit, and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (which must include a majority of the independent directors) who are not otherwise interested in the transaction.

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

CPA®:16 – Global 2012 10-K — 9

Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs, and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the Managed REITs and WPC. The advisor also has an investment committee that provides services to the Managed REITs. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our estimated net asset value per share (“NAV”), whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one Managed REIT, the chief investment officer has discretion to allocate the investment to or among the Managed REITs. In cases where two or more Managed REITs, or one or more of the Managed REITs and WPC, will hold the investment, a majority of the independent directors of each Managed REIT investing in the property must also approve the transaction.

The following people currently serve on the investment committee:

•

Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments and private equities.

•	Axel K.A. Hansing — Currently serving as a partner at Coller Capital, Ltd., a global leader in the private equity secondary market.
•

Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•

Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited (“Mousse”), an investment office based in New York, since 2001. Prior to joining Mousse, she served as Senior Vice President and head of Securities Investment and Treasury at New York Life Insurance Company.

•	Richard C. Marston — Currently the James R.F. Guy professor of Finance and Economics at the Wharton School of the University of Pennsylvania.
•

Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, and IMMOFINANZ, a listed real estate company in Austria.

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a U.S. private equity firm, Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG and MHB Bank AG, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.

Segments

We operate in one reportable segment, real estate ownership with domestic and foreign investments. For 2012, revenue from our tenant Hellweg Die Profi-Baumarkte GmbH & Co. KG (“Hellweg 2”) represented 12% of our total lease revenues, inclusive of noncontrolling interest.

Competition

We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe the advisor’s experience in real estate, credit underwriting, and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions.

CPA®:16 – Global 2012 10-K — 10

However, competitors may be willing to accept rates of returns, lease terms, other transaction terms, or levels of risk that we may find unacceptable.

Environmental Matters

We have invested, and expect to continue to invest, in properties currently or historically used as industrial, manufacturing, and commercial properties. Under various federal, state, and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up, or disposing of hazardous materials released at, on, under, in, or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit, or other instruments) from property sellers, tenants, a tenant’s parent company, or another third party to address known or potential environmental issues.

Transactions with Affiliates

We enter into transactions with our affiliates, including the other Managed REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned investments, direct purchases of assets, mergers, or another type of transaction. Like us, the other Managed REITs intend to consider alternatives for providing liquidity for their stockholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Investments with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.

On May 2, 2011, CPA®:14 merged with and into one of our subsidiaries pursuant to the Merger Agreement. In order to fund a portion of the Merger consideration, we received $121.0 million in cash from WPC in 2011 in return for the issuance of 13,750,000 shares of our common stock.

In May 2011, we incurred a non-cash charge of $34.3 million in connection with the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of our advisory agreement.

Subsidiaries of WPC collectively own approximately 18.3% of our outstanding common stock, which excludes its ownership in the Special Member Interest.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 18 for financial information pertaining to our geographic operations.

(e) Available Information

All filings we make with the SEC, including this Report, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa16global.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.

We will supply to any stockholder, upon written request and without charge, a copy of this Report as filed with the SEC.

Item 1A. Risk Factors.

Our business, results of operations, financial condition, and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-

CPA®:16 – Global 2012 10-K — 11

looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.

The financial and economic crisis in 2008 and 2009 adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2012 we saw slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2012, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To date, these crises have had a limited impact on our business, primarily in that a number of tenants have experienced increased levels of financial distress. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

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

We are subject, in part, to the risks of real estate ownership, which could reduce the value of our properties.

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

International investment risk may adversely affect our operations and our ability to make distributions.

We have invested in and may continue to invest in properties located outside the U.S. At December 31, 2012, our directly-owned real estate properties located outside of the U.S. represented 34% of annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

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

CPA®:16 – Global 2012 10-K — 12

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

Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposure is to the euro. We are also currently exposed to the British pound sterling, the Swedish krona, Canadian dollar, Thai baht, and Malaysian ringgit. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

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

Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The leases we enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our stockholders. See Item 1 — Business — Our Portfolio for scheduled lease expirations.

We have recognized, and may in the future recognize, substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined or, for equity investments, that the estimated fair value of the investment’s underlying net assets in comparison with the carrying value of our interest in the investment has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.

Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 28%, 33%, and 37% of total lease revenues in 2012, 2011, and 2010, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to our stockholders. A default of a tenant on its lease payments to us could cause us to lose the revenue from the property and require us to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

CPA®:16 – Global 2012 10-K — 13

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;
•	an increase in the costs incurred to carry the property;
•	litigation;
•	a reduction in the value of our shares; and
•	a decrease in distributions to our stockholders.

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

We and the other Managed REITs managed by the advisor have had tenants (including several international tenants) file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation. Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our stockholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.

Our distributions may exceed our cash flow from operating activities and our earnings in accordance with GAAP.

Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by cash flow from operating activities as determined under GAAP. However, there can be no assurance that our GAAP cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2012 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.

For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our stockholders if they exceed our earnings and profits.

CPA®:16 – Global 2012 10-K — 14

Our ability to control the management of our net-leased properties may be limited.

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

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement currently in effect has a one-year term and may be renewed at our option upon expiration. The past performance of partnerships and REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our stockholders to the same extent that it has done so for prior programs.

Our advisor and its affiliates may be subject to conflicts of interest.

Our advisor manages our business and selects our investments. Our advisor and its affiliates have potential conflicts of interest in their dealings with us. Circumstances under which a conflict could arise between us and our advisor and its affiliates include:

•

the receipt of compensation by our advisor for acquisitions of investments, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•

agreements between us and our advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

•

acquisitions of single assets or portfolios of assets from affiliates, including the other Managed REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

•

competition with W. P. Carey and entities managed by it for investment acquisitions. All such conflicts of interest will be resolved by our advisor. Although our advisor is required to use its best efforts to present a continuing and suitable investment program to us, decisions as to the allocation of investment opportunities present conflicts of interest, which may not be resolved in the manner that is most favorable to our interests;

•

a decision by our advisor (on our behalf) of whether to hold or sell an asset. This decision could impact the timing and amount of fees payable to our advisor as well as allocations and distributions payable to the Special General Partner pursuant to its special general partner interests. On the one hand, our advisor receives asset management fees and may decide not to sell an asset. On the other hand, Special General Partner will be entitled to certain profit allocations and cash distributions based upon sales of assets as a result of its operating partnership profits interest;

•	business combination transactions, including mergers, with W. P. Carey or another Managed REIT;
•	decisions regarding liquidity events, which may entitle our advisor and its affiliates to receive additional fees and distributions in respect of the liquidations;
•

a recommendation by our advisor that we declare distributions at a particular rate because our advisor and Special General Partner may begin collecting subordinated fees once the applicable preferred return rate has been met;

•

disposition fees based on the sale price of assets and interests in disposition proceeds based on net cash proceeds from sale, exchange or other disposition of assets may cause a conflict between the advisor’s desire to sell an asset and our plans to hold or sell the asset;

•	the termination of the advisory agreement and other agreements with our advisor and its affiliates; and
•

affiliates of our advisor own approximately 18.3% of our outstanding common stock, which gives the advisor significant influence over our affairs even if we were to terminate the advisory agreement. There can be no assurance that such affiliates will act in accordance with our interests when exercising the voting power of their shares, including in connection with a change of control or liquidity transaction.

CPA®:16 – Global 2012 10-K — 15

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

Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our stockholders may be adversely affected.

The repurchase of the Special General Partner’s interest in our operating partnership upon the termination of our advisor may discourage a takeover attempt if our advisory agreement would be terminated and our advisor not replaced by an affiliate in connection therewith.

In the event of a merger in which our advisory agreement is terminated and our advisor is not replaced by an affiliate, the operating partnership must either repurchase all or a portion of the Special General Partner’s interest in our operating partnership or obtain the consent of the Special General Partner to the merger. This obligation may deter a transaction that could result in a merger in which we are not the surviving entity. This deterrence may limit the opportunity for stockholders to receive a premium for their shares of common stock that might otherwise exist if an investor attempted to acquire us through a merger.

Payment of fees to our advisor, and distributions to our Special General Partner, will reduce cash available for distribution.

Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial cash fees for these services. In addition, our Special General Partner is entitled to certain distributions from our operating partnership. The payment of these fees and distributions will reduce the amount of cash available for distribution to our stockholders.

We face competition from affiliates of our advisor in the purchase, sale, lease, and operation of properties.

W. P. Carey and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as the CPA® REITs and, to a lesser extent, CWI, that invest in real estate. In addition, on September 28, 2012, W. P. Carey announced the completion of its conversion to a real estate investment trust (“REIT Conversion”) and the Merger with CPA®:15. W. P. Carey and the other operating CPA® REITs have investment policies and return objectives that are similar to ours and they and CWI will be seeking opportunities to invest capital. Therefore, W. P. Carey and its affiliates, the other operating CPA® REITs and future entities advised by W. P. Carey may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We do not have a non-competition agreement with W. P. Carey or the other operating CPA® REITs and there are no restrictions on W. P. Carey’s ability to sponsor or manage funds or other investment vehicles that may compete with us in the future. Some of the entities formed and managed by W. P. Carey may be focused specifically on particular types of investments and receive preference in the allocation of those types of investments.

Our NAV is computed by the advisor relying in part upon a third-party valuation of our real estate.

Our NAV is computed by the advisor relying in part upon a third-party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided to the third party by the advisor. Because our NAV is an estimate and can change as interest rates and real estate markets fluctuate, there is no assurance that a stockholder will realize such NAV in connection with any liquidity event.

Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.

The initial appraisals that we obtain on our properties are generally based on the values of the properties when they are leased. If the leases on the properties terminate, the values of the properties may fall significantly below the appraised value, which could result in impairment charges on the properties or reductions in our estimated NAV.

CPA®:16 – Global 2012 10-K — 16

Our use of debt to finance investments could adversely affect our cash flow and distributions to stockholders.

Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our stockholders, to be reduced.

A majority of our financing also requires us to make a balloon payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

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

In the event of any default under a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives, including, without limitation, diversification of our commercial real estate properties portfolio by property type and location, moderate financial leverage, low to moderate operating risk and an attractive level of current income. In the event of the bankruptcy of a mortgage loan borrower (or any tenant under a financing lease or net lease that is recharacterized as a mortgage loan), the mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan (or any financing lease or net lease that is recharacterized as a mortgage loan) can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our stockholders to be reduced.

CPA®:16 – Global 2012 10-K — 17

Our participation in joint ventures creates additional risk.

From time to time we may participate in joint ventures and purchase assets jointly with the other Managed REITs and/or W. P. Carey and other entities managed by it and may do so as well with third parties. There are additional risks involved in joint venture transactions. As a co-investor in a joint venture, we may not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor or members of our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

We may use derivative financial instruments to hedge against interest rate and currency fluctuations, which could reduce the overall returns on stockholder’s investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates and currency rates. These instruments involve risk, such as the risk that counterparties may fail to perform under the terms of the derivative contract or that such arrangements may not be effective in reducing our exposure to interest rate changes. In addition, the possible use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Conflicts of interest may arise between holders of our common stock and holders of partership interests in our Operating Partnership.

Our directors and officers have duties to us and to our stockholders under Maryland law in connection with their management of us. At the same time, we as managing member have fiduciary duties under Delaware law to our Operating Partnership and to the members in connection with the management of our Operating Partnership. Our duties as managing member of our Operating Partnership and its members may come into conflict with the duties of our directors and officers to us and our stockholders.

Under Delaware law, a managing member of a Delaware limited liability company owes its members the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the operating agreement. The operating agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the members will be resolved in favor of our stockholders.

Additionally, the operating agreement expressly limits our liability by providing that we and our officers, directors, employees and designees will not be liable or accountable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents, employees or designees, as the case may be, acted in good faith. In addition, our Operating Partnership is required to indemnify us and our officers, directors, agents, employees and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our Operating Partnership, unless it is established that: (i) the act or omission was committed in bad faith, was fraudulent or was the result of active and deliberate dishonesty; (ii) the indemnified party actually received an improper personal benefit in money, property or services; or (iii) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. These limitations on liability do not supersede the indemnification provisions of our charter.

The provisions of Delaware law that allow the fiduciary duties of a managing member to be modified by an operating agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the operating agreement that purport to waive or restrict our fiduciary duties.

Failure to continue to qualify as a REIT would adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of

CPA®:16 – Global 2012 10-K — 18

requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our stockholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements provided that the underlying income satisfies the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

Distributions payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their undistributed net income.

The maximum U.S. federal income tax rate for distributions payable by domestic corporations to taxable U.S. stockholders is 20% under current law. Distributions payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to distributions paid by a TRS or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate distributions, which could negatively affect the value of our properties.

The ability of our board of directors to change our investment policies or revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies may also vary as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our stockholders. As a result, the nature of our stockholders’ investment could change without their consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.

In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our net taxable income and we would no longer be required to distribute most of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

Potential liability for environmental matters could adversely affect our financial condition.

Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We therefore may

CPA®:16 – Global 2012 10-K — 19

own, and may in the future acquire, properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

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

As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk-adjusted returns that will support a steady distribution. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

A lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during the third quarter of 2012 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in 2013, with a final standard expected to be issued during 2014. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the Managed REITs’ accounting for leases as well as that of our and the Managed REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and

CPA®:16 – Global 2012 10-K — 20

obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

Our operations could be restricted if we become subject to the Investment Company Act and stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•

it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which is referred to as the “40% test.”

We believe that we are engaged primarily in the business of acquiring and owning interests in real estate. We hold ourselves out as a real estate firm and do not engage primarily in the business of investing, reinvesting, or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, we have no material assets other than our 99.985% ownership interest in the Operating Partnership. Excepted from the term “investment securities” for purposes of the 40% test described above, are securities issued by majority-owned subsidiaries, such as our Operating Partnership, that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Our Operating Partnership relies upon the exemption from registration as an investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of the Operating Partnership’s assets must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets. Qualifying assets for this purpose include mortgage loans and other assets that the SEC staff in various no-action letters has affirmed can be treated as qualifying assets. We treat as real estate-related assets debt and equity securities of companies primarily engaged in real estate businesses and securities issued by pass through entities of which substantially all the assets consist of qualifying assets and/or real estate-related assets. We satisfy these requirements through our acquisition and ownership of commercial properties leased to single tenants. We monitor our Operating Partnership’s assets to ensure continuing and ongoing compliance with these requirements. We rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets. In August 2011, the SEC issued a concept release soliciting public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the SEC or its staff regarding this exemption, will not change in a manner that adversely affects our operations. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in the Operating Partnership holding assets we might wish to sell or selling assets we might wish to hold.

We are not required to complete a liquidity event by a specified date. The lack of an active public trading market for our shares combined with the limit on the number of shares a person may own may discourage a takeover and make it difficult for stockholders to sell shares quickly.

There is no active public trading market for our shares, and we do not expect there ever will be one. Moreover, we are not required to complete a liquidity event by a specified date. Our charter also prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number, whichever is more restrictive, by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit stockholders’ ability to sell shares to us, and our board of directors may amend, suspend or terminate the plan without prior notice. Therefore, it will be difficult for stockholders to sell shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the net asset value of the share at that time. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states.

CPA®:16 – Global 2012 10-K — 21

Maryland law could restrict a change in control.

Provisions of Maryland law applicable to us prohibit business combinations with:

•	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested stockholder;
•

an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested stockholder; or

•	an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested stockholder or by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control was in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. In addition, a person is not an interested stockholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance at or after the time of approval, with any terms and conditions determined by the board.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group, unless otherwise waived by our board of directors, in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest.

Stockholders’ equity interests may be diluted.

Our stockholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan and, in certain circumstances, to WPC; (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors; or (iv) issue shares of common stock to our directors or to the advisor for payment of fees in lieu of cash, then stockholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing stockholders might also experience a dilution in the book value per share of their investment in us.

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

Item 3. Legal Proceedings.

At December 31, 2012, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

CPA®:16 – Global 2012 10-K — 22

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 19, 2013, there were approximately 47,142 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2012	2011
First quarter	$0.1670	$0.1656
Second quarter	0.1672	0.1656
Third quarter	0.1674	0.1662
Fourth quarter	0.1676	0.1668
	$0.6692	$0.6642

As described in Note 11, our line of credit contains covenants that restrict the amount of distributions that we can pay.

Unregistered Sales of Equity Securities

For the three months ended December 31, 2012, we issued 254,333 shares of common stock to the advisor as consideration for asset management fees. These shares were issued at $9.10 per share, which was our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2012 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
October	—	—	N/A	N/A
November	—	—	N/A	N/A
December	754,620	$8.33	N/A	N/A
Total	754,620

__________

(a)         Represents shares of our common stock repurchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all redemption requests received in 2012. The redemption plan will terminate if and when our shares are listed on a national securities market.

CPA®:16 – Global 2012 10-K — 23

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands except per share data):

	Years Ended December 31,
	2012 (a)	2011 (a)	2010	2009	2008
Operating Data (b)
Revenues from continuing operations	$323,169	$309,665	$228,580	$226,778	$225,759
Income from continuing operations	53,245	34,373	50,408	28,104	45,324
Net income (c)	41,450	21,293	59,238	12,959	47,360
Add: Net (income) loss attributable to noncontrolling interests	(25,576)	(9,891)	(4,905)	8,050	(339)
Add: Net loss (income) attributable to redeemable noncontrolling interests	2,192	(1,902)	(22,326)	(23,549)	(26,774)
Net income (loss) attributable to CPA®:16 – Global stockholders	18,066	9,500	32,007	(2,540)	20,247

Earnings (Loss) Per Share:
Income from continuing operations attributable to CPA®:16 – Global stockholders	0.15	0.13	0.22	0.02	0.15
Net income (loss) attributable to CPA®:16 – Global stockholders	0.09	0.05	0.26	(0.02)	0.17

Cash distributions declared per share	0.6692	0.6642	0.6624	0.6621	0.6576

Balance Sheet Data
Total assets	$3,406,792	$3,644,934	$2,438,391	$2,889,005	$2,967,203
Net investments in real estate (d)	2,765,886	2,862,040	2,127,900	2,223,549	2,190,625
Long-term obligations (e)	1,788,937	1,946,170	1,371,949	1,454,851	1,453,901

Other Information
Net cash provided by operating activities	$190,939	$156,927	$121,390	$116,625	$117,435
Cash distributions paid	134,649	103,880	82,013	80,778	79,011
Payments of mortgage principal (f)	85,990	52,034	21,613	18,747	15,487

__________

(a)	Results for the years ended December 31, 2012 and 2011 include the impact of the Merger in May 2011.
(b)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.
(c)

Net income in 2012, 2011, 2010, 2009, and 2008 reflected impairment charges totaling $22.9 million, inclusive of amounts attributable to noncontrolling interests totaling less than $0.1 million, $27.5 million, inclusive of amounts attributable to noncontrolling interests totaling $0.2 million, $10.9 million, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million, $59.6 million, inclusive of amounts attributable to noncontrolling interests totaling $12.8 million, and $4.0 million, respectively.

(d)

Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Equity investments in real estate, Assets held for sale, and Real estate under construction, as applicable.

(e)	Represents non-recourse mortgage obligations, our credit facility, and deferred acquisition fee installments.
(f)	Represents scheduled mortgage principal payments.

CPA®:16 – Global 2012 10-K — 24

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

Business Overview

As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties. We were formed in 2003 and are managed by the advisor.

As discussed in Item 1, General Development of Business, on May 2, 2011, CPA®:14 merged with and into one of our subsidiaries. This Merger had a significant impact on our asset and liability base and on our full-year 2012 results as described below.

Financial Highlights

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Total revenues	$323,169	$309,665	$228,580
Net income attributable to CPA®:16 – Global stockholders	18,066	9,500	32,007

Net cash provided by operating activities	190,939	156,927	121,390
Net cash provided by (used in) investing activities	72,598	(181,270)	(30,762)
Net cash (used in) provided by financing activities	(307,372)	76,068	(115,951)

Cash distributions paid	134,649	103,880	82,013

Supplemental financial measure:
Modified funds from operations	171,182	138,195	79,314

We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and reconciliations to its most directly comparable GAAP measure.

Total revenues, net income, and cash flow from operating activities all increased for the year ended December 31, 2012 as compared to 2011, primarily due to results of operations and cash flow generated from the properties acquired in the Merger in May 2011. Additionally, net income attributable to CPA®:16 – Global stockholders for the year ended December 31, 2011 reflected a non-cash charge of $34.3 million incurred in connection with the amendment of our advisory agreement and the issuance of the Special Member Interest to a subsidiary of WPC in connection with the UPREIT Reorganization in May 2011.

Our MFFO supplemental measure increased for the year ended December 31, 2012 as compared to 2011, primarily reflecting the accretive impact to MFFO from properties acquired in the Merger.

Our quarterly cash distribution was $0.1676 per share for the fourth quarter of 2012, which equates to $0.6704 per share on an annualized basis.

CPA®:16 – Global 2012 10-K — 25

Net Asset Values — The advisor generally calculates our estimated NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including, among others, changes in the credit profiles of individual tenants; lease terms, expirations, and non-renewals; lending credit spreads; foreign currency exchange rates; potential asset sales; and tenant defaults and bankruptcies. We do not control all of these variables and, as such, cannot predict how they will change in the future.

The advisor usually calculates our NAV annually as of year-end. Our most recently published estimated NAV as of December 31, 2011 was $9.10. While the advisor has not yet finalized its calculation of our NAV as of December 31, 2012, we currently expect certain factors to have an impact on that calculation. Developments in 2012 that can unfavorably affect our NAV include tenant bankruptcies, asset sales at prices that were below the appraised values of the properties as of December 31, 2011, and notification by several tenants that they intend to vacate their properties at the end of their respective lease terms in future years (beginning in 2015).

How We Evaluate Results of Operations

We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.

We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities, and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to stockholders.

We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to stockholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, managing our line of credit, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.

Results of Operations

Impact of the Merger

The assets we acquired and liabilities we assumed in the Merger exclude certain sales made in connection with the Merger by CPA®:14 of equity interests in entities that owned six properties (the “Asset Sales”) to CPA®:17 – Global and WPC, for an aggregate of $89.5 million in cash. Immediately prior to the Merger and subsequent to the Asset Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted-average annual interest rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $13.6 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, were expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2011.

CPA®:16 – Global 2012 10-K — 26

The lease revenues and income from operations contributed from the properties acquired from the date of the Merger through December 31, 2011 were $55.6 million and $5.3 million, respectively.

We amended our advisory agreement with affiliates of WPC to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The Special General Partner is entitled to 10% of our available cash (the “Available Cash Distribution”), which is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and lump-sum or “balloon” payments. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. The Available Cash Distribution is contractually limited to 0.5% of our assets excluding cash, cash equivalents, and certain short-term investments and non-cash reserves (“Adjusted Invested Assets”). The fee structure related to initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remained unchanged. On September 28, 2012, we entered into an amended and restated advisory agreement with the same fee structure; however, advisor personnel expenses are now allocated on a revenue basis amongst the Managed REITs (Note 4).

CPA®:16 – Global 2012 10-K — 27

The following table presents the comparative results of operations (in thousands):

	Years Ended December 31,
	2012	2011	Change	2011	2010	Change
Revenues
Rental income	$244,487	$234,132	$10,355	$234,132	$147,770	$86,362
Interest income from direct financing leases	39,853	36,726	3,127	36,726	26,913	9,813
Other operating income	7,957	8,394	(437)	8,394	3,127	5,267
Interest income on notes receivable	3,520	4,463	(943)	4,463	25,955	(21,492)
Other real estate income	27,352	25,950	1,402	25,950	24,815	1,135
	323,169	309,665	13,504	309,665	228,580	81,085
Operating Expenses
General and administrative	(16,433)	(27,778)	11,345	(27,778)	(10,420)	(17,358)
Depreciation and amortization	(98,524)	(85,175)	(13,349)	(85,175)	(47,457)	(37,718)
Property expenses	(36,243)	(35,021)	(1,222)	(35,021)	(29,230)	(5,791)
Other real estate expenses	(20,330)	(19,218)	(1,112)	(19,218)	(18,697)	(521)
Issuance of Special Member Interest	-	(34,300)	34,300	(34,300)	-	(34,300)
Impairment charges	(9,112)	(9,832)	720	(9,832)	(9,594)	(238)
	(180,642)	(211,324)	30,682	(211,324)	(115,398)	(95,926)
Other Income and Expenses
Income from equity investments in real estate	17,752	22,071	(4,319)	22,071	17,573	4,498
Other income and (expenses)	978	(409)	1,387	(409)	356	(765)
Gain on extinguishment of debt	5,486	3,630	1,856	3,630	-	3,630
Bargain purchase gain on acquisition	1,617	28,709	(27,092)	28,709	-	28,709
Interest expense	(104,219)	(106,383)	2,164	(106,383)	(75,857)	(30,526)
	(78,386)	(52,382)	(26,004)	(52,382)	(57,928)	5,546
Income from continuing operations before income taxes	64,141	45,959	18,182	45,959	55,254	(9,295)
Provision for income taxes	(10,896)	(11,586)	690	(11,586)	(4,846)	(6,740)
Income from continuing operations	53,245	34,373	18,872	34,373	50,408	(16,035)

Discontinued Operations
(Loss) income from discontinued operations, net of tax	(11,795)	(13,080)	1,285	(13,080)	8,830	(21,910)

Net Income	41,450	21,293	20,157	21,293	59,238	(37,945)
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $15,389, $6,157, and $0, respectively)	(25,576)	(9,891)	(15,685)	(9,891)	(4,905)	(4,986)
Net loss (income) attributable to redeemable noncontrolling interests	2,192	(1,902)	4,094	(1,902)	(22,326)	20,424
Net Income Attributable to CPA®:16 – Global Stockholders	$18,066	$9,500	$8,566	$9,500	$32,007	$(22,507)

CPA®:16 – Global 2012 10-K — 28

The following table presents other operating data that management finds useful in evaluating results of operations:

	Years Ended December 31,
	2012	2011	2010
Occupancy rate - end of year (a)	96.9%	97.5%	98.9%
Number of properties - end of year (a)	500	512	384
Acquisition volume (in thousands) (b)	$-	$4,994	$-
Financing obtained (in thousands) (c)	$75,575	$426,275	$36,947
Average U.S. dollar/euro exchange rate (d)	$1.2861	$1.3926	$1.3279
U.S. Consumer Price Index (CPI) (e)	229.6	225.7	219.2

____________

(a)         These amounts reflected properties in which we had a full or partial ownership interest.

(b)         Amount for the year ended December 31, 2011 did not include properties acquired as a result of the Merger (Note 3).

(c)          Amount for the year ended December 31, 2011 included $350.0 million related to our line of credit obtained in May 2011.

(d)         The average conversion rate for the U.S. dollar in relation to the euro decreased during the year ended December 31, 2012 as compared to 2011 and increased during the year ended December 31, 2011 as compared to 2010, resulting in a negative impact on earnings in 2012 and a positive impact on earnings in 2011 for our euro-denominated investments.

(e)          Most of our domestic lease agreements include contractual increases indexed to the change in the U.S. CPI.

The following table presents the components of our lease revenues (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental income	$244,487	$234,132	$147,770
Interest income from direct financing leases	39,853	36,726	26,913
	$284,340	$270,858	$174,683

CPA®:16 – Global 2012 10-K — 29

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Years Ended December 31,
Lessee	2012	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	$34,518	$36,663	$34,408
Carrefour France, SAS (a) (c)	15,536	26,560	-
Dick’s Sporting Goods, Inc. (b) (d)	10,710	8,032	3,141
Telcordia Technologies, Inc.	10,335	10,108	9,799
SoHo House/SHG Acquisition (UK) Limited (e)	7,856	8,933	887
Nordic Atlanta Cold Storage, LLC	7,454	6,923	6,923
Tesco plc (a) (b)	7,249	7,720	7,337
Berry Plastics Corporation (b)	6,982	6,649	6,666
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd. and IDS Manufacturing SDN BHD (a) (f)	5,375	5,332	4,342
The Talaria Company (Hinckley) (b) (g)	5,025	6,175	5,506
Fraikin SAS (a)	4,972	5,178	4,906
MetoKote Corp., MetoKote Canada Limited and MetoKote de Mexico (a)	4,895	5,130	4,853
Perkin Elmer, Inc. (h)	4,347	2,962	-
Best Brands Corp.	4,191	4,089	4,027
Ply Gem Industries, Inc. (a)	4,159	3,968	3,947
Huntsman International, LLC	4,034	4,027	4,027
Caremark Rx, Inc. (h)	3,954	2,647	-
Bob’s Discount Furniture, LLC	3,761	3,684	3,629
Universal Technical Institute of California, Inc.	3,756	3,661	3,506
Kings Super Markets Inc.	3,620	3,611	3,544
TRW Vehicle Safety Systems Inc.	3,568	3,568	3,568
Performance Fibers GmbH (a)	3,301	3,418	3,204
Finisar Corporation	3,287	3,287	3,287
Other (a) (b) (i)	121,455	98,533	53,176
	$284,340	$270,858	$174,683

____________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro decreased by approximately 7.6% during the year ended December 31, 2012 in comparison to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 in comparison to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis, include revenues applicable to noncontrolling interests totaling $37.5 million, $39.1 million, and $42.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(c)          This decrease was primarily due to the tenant vacating one of the buildings it formerly leased in September 2011. We acquired a portion of this investment in January 2011 with the remaining interest acquired in connection with the Merger.

(d)         In the Merger, we acquired several additional properties leased to this tenant, which contributed additional lease revenue of $2.7 million and $4.9 million for the years ended December 31, 2012 and 2011, respectively.

(e)          This change was primarily due to a lease restructuring in the first quarter of 2011. Additionally, the related build-to-suit project was completed in September 2010.

(f)           The increase for the year ended December 31, 2011 was due to a CPI-based rent increase, as well as the completion of an expansion in October 2011.

(g)          This decrease was primarily due to an adjustment made in the fourth quarter of 2011 related to amendments and adjustments to direct financing leases.

(h)         This investment was acquired in the Merger.

(i)             This increase was primarily due to the impact of properties acquired in the Merger.

CPA®:16 – Global 2012 10-K — 30

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee	at December 31, 2012	2012	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$32,428	$32,486	$32,486
The New York Times Company	27%	27,588	27,797	26,768
OBI A.G. (a)	25%	16,016	17,141	16,006
True Value Company (b)	50%	14,074	14,450	-
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (c)	25%	14,001	15,875	14,272
Advanced Micro Devices, Inc. (b)	67%	11,944	11,944	-
Pohjola Non-life Insurance Company (a)	40%	8,537	9,300	8,797
TietoEnator Plc (a)	40%	8,116	8,771	8,223
Police Prefecture, French Government (a)	50%	7,246	8,218	8,029
Schuler A.G. (a)	33%	6,288	6,555	6,208
Frontier Spinning Mills, Inc.	40%	4,596	4,504	4,464
Actebis Peacock GmbH (a)	30%	3,990	4,228	3,968
Del Monte Corporation (b)	50%	3,527	3,527	-
Consolidated Systems, Inc.	40%	1,847	1,933	1,831
Actuant Corporation (a)	50%	1,731	1,816	1,745
Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (d)	35%	1,331	4,243	4,165
Town Sports International Holdings, Inc. (formerly LifeTime Fitness, Inc.) (b) (e)	56%	1,177	13,548	-
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (f)	33%	1,138	1,542	1,347
Best Buy Co., Inc. (b) (g)	0%	-	2,251	-
		$165,575	$190,129	$138,309

___________

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro decreased by approximately 7.6% during the year ended December 31, 2012 in comparison to 2011 and increased by approximately 4.9% during the year ended December 31, 2011 in comparison to 2010, resulting in a negative impact on lease revenues in 2012 and a positive impact on lease revenues in 2011 for our euro-denominated investments.

(b)         This entity was acquired in the Merger.

(c)          This decrease was primarily due to an adjustment made in the fourth quarter of 2011 related to amendments and adjustments to direct financing leases.

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

Lease Revenues

As of December 31, 2012, approximately 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 22% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

CPA®:16 – Global 2012 10-K — 31

During the year ended December 31, 2012, we signed 12 leases, totaling approximately 1.5 million square feet of leased space. Of these leases, two were with new tenants and 10 were renewals or short-term extensions with existing tenants. The average new rent for these leases was $4.49 per square foot and the average former rent was $5.81 per square foot. None of the tenants had tenant improvement allowances or concessions.

During the year ended December 31, 2011, we signed seven leases with new tenants, totaling approximately 0.6 million square feet of leased space. The average rent for these leases was $4.27 per square foot. None of the tenants had tenant improvement allowances or concessions.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, lease revenues increased by $13.5 million, primarily due to an increase of $24.7 million as a result of properties acquired in the Merger and scheduled rent increases of $2.4 million, partially offset by the unfavorable impact of foreign currency fluctuations of $7.4 million and the effects of lease restructurings, rejections, and expirations totaling $6.1 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues increased by $96.2 million, primarily due to an increase of $81.1 million as a result of properties acquired in the Merger and the acquisition of shares in a subsidiary of CPA®:14 that owns ten properties in France (the “Carrefour Properties”) in January 2011 (Note 5). SoHo House, a build-to-suit property which was placed into service in September 2010, contributed revenue of $8.9 million for 2011.

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

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, other operating income increased by $5.3 million, primarily due to an increase in reimbursable tenant costs of $4.5 million, of which $3.3 million was a result of the Merger. Additionally, during the fourth quarter of 2011, we settled an outstanding lawsuit with a former tenant of CPA®:14 and received $1.1 million.

Interest Income on Notes Receivable

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest income on notes receivable decreased by $0.9 million, primarily due to a decrease in interest income received from the note receivable related to our SoHo House investment of $0.7 million. We received full repayment of the note in January 2012.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest income on notes receivable decreased by $21.5 million, primarily as a result of the decrease in our investment in the Hellweg 2 note receivable resulting from the exercise of a purchase option in November 2010 (Note 6).

General and Administrative

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, general and administrative expense decreased by $11.3 million. The decrease was comprised of Merger-related costs of $13.5 million not recurring in the current year period, partially offset by an increase in management expenses of $2.0 million. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to the Merger and an amendment to the advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst the Managed REITs from individual time records to reported revenues (Note 4).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, general and administrative expense increased by $17.4 million. Merger-related costs represented $11.8 million of this increase, while professional fees and management expenses each represented an increase of $2.1 million. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business. Professional fees increased primarily due to Merger-related activity.

CPA®:16 – Global 2012 10-K — 32

Depreciation and Amortization

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, depreciation and amortization increased by $13.3 million, primarily as a result of properties acquired in the Merger, which contributed $10.7 million to the increase. In addition, as a result of the termination of a lease with a tenant in May 2012, we wrote off $2.9 million of lease intangibles.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization increased by $37.7 million, primarily as a result of properties acquired in the Merger, which contributed $23.8 million to the increase, and the Carrefour Properties, which contributed $11.5 million to the increase.

Property Expenses

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, property expenses increased by $1.2 million. The increase was primarily due to an increase in asset management fees of $1.6 million as a result of the Merger, which increased the asset base from which the advisor earns a fee, as well as increases in professional fees of $1.6 million, real estate taxes of $1.3 million, and uncollected rent expense of $0.3 million. These increases were partially offset by a decrease in performance fees of $3.9 million as a result of the changes to our advisory agreement in connection with the UPREIT Reorganization. Subsequent to the UPREIT Reorganization, we no longer pay the advisor performance fees. Instead, we pay distributions to the Special General Partner (Note 4).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses increased by $5.8 million. Asset management fees increased by $5.2 million as a result of the Merger. Reimbursable tenant costs, primarily related to the Merger, increased by $5.1 million. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations. Additionally, primarily as a result of the Merger, uncollected rent expense, real estate taxes, and professional fees increased by $0.9 million, $0.7 million, and $0.5 million, respectively. These increases were partially offset by a decrease in performance fees of $7.8 million as a result of the changes to the advisory agreement in connection with the UPREIT Reorganization (Note 4).

Issuance of Special Member Interest

During the year ended December 31, 2011, we incurred a non-cash charge of $34.3 million related to the issuance of the Special Member Interest to a subsidiary of WPC in consideration of the amendment of the advisory agreement as a result of the UPREIT Reorganization (Note 4).

Impairment Charges

Our impairment charges are more fully described in Note 13. Impairment charges related to our continuing real estate operations were as follows (in thousands):

	Years Ended December 31,
Lessee	2012	2011	2010	Triggering Event
Cheese Works, Ltd.	$4,355	$-	$-	Tenant liquidation
Waddington North America, Inc.	2,120	-	-	Decline in market conditions
Childtime Childcare, Inc.	1,151	-	-	Anticipated sale
Carrefour France, SAS	-	7,515	-	Property vacant with deteriorating market
The Talaria Company (Hinckley)	-	-	8,238	Anticipated sale which was ultimately not consummated
Various lessees	1,486	2,317	1,356	Declines in guaranteed residual values, an anticipated sale, and a decline in market conditions
Impairment charges included in expenses	$9,112	$9,832	$9,594

See Income from Equity Investments in Real Estate and Discontinued Operations below for additional impairment charges incurred.

CPA®:16 – Global 2012 10-K — 33

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, income from equity investments in real estate decreased by $4.3 million. This decrease was primarily attributable to the impact of other-than-temporary impairment charges totaling $6.9 million incurred on two jointly-owned investments, which were recorded as a result of a valuation conducted in connection with the WPC/CPA®:15 Merger (Note 13). This decrease was partially offset by the impact of equity investments acquired in the Merger, which contributed an additional $1.9 million for the year ended December 31, 2012 as compared to 2011, as well as our share of lease termination income received from the Thales S.A. investment in February 2012 of $1.7 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $4.5 million. This increase was comprised of the impact of equity investments acquired in the Merger, which contributed $1.7 million, as well as our share of a gain recognized on a jointly-owned investment’s buyback, at a discount, of a non-recourse mortgage loan that encumbered the property, which contributed $1.2 million. Other-than-temporary impairment charges totaling $1.0 million incurred on two jointly-owned investments during 2010 also accounted for the increase in 2011.

Gain on Extinguishment of Debt

2012 — During the year ended December 31, 2012, we recognized a net gain on the extinguishment of debt of $5.5 million, comprised primarily of a gain of $5.8 million resulting from the modification and partial extinguishment of the non-recourse mortgage loan related to our Hellweg 2 investment.

2011 — During the year ended December 31, 2011, we recognized a net gain on the extinguishment of debt of $3.6 million, comprised primarily of a gain of $6.0 million in connection with the repurchase of a loan, partially offset by a loss of $2.5 million resulting from the defeasance of eight loans in connection with obtaining our line of credit (Note 11).

Bargain Purchase Gain on Acquisition

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART, Inc. (“PETsMART”), which impacted the provisional acquisition accounting, and resulted in an increase of $11.7 million to the preliminary bargain purchase gain. Furthermore, during the third quarter of 2012, we identified a receivable that we acquired as part of the Merger in the second quarter of 2011 but was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. This change was recorded as an out-of-period adjustment in the statements of operations in the third quarter of 2012 (Note 2).

Interest Expense

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, interest expense decreased by $2.2 million, primarily due to the impact of fluctuations in foreign currency exchange rates.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense increased by $30.5 million. Mortgage financing assumed in the Merger and in the acquisition of the Carrefour Properties in January 2011 comprised $19.7 million of the increase, while amounts borrowed under our line of credit contributed $6.1 million. Additionally, capitalized interest expense decreased by $2.8 million for the year ended December 31, 2011 as compared to 2010 as a result of SoHo House being placed into service in September 2010.

Provision for Income Taxes

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, provision for income taxes decreased by $0.7 million, primarily due to a net decrease in foreign tax estimates and expenses of $1.0 million.

CPA®:16 – Global 2012 10-K — 34

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $6.7 million, primarily due to the Merger, which accounted for incremental tax expense of $3.1 million. Additionally, we recognized an increase in foreign tax expense related to our Hellweg 2 investment totaling $2.6 million.

Discontinued Operations

2012 — During the year ended December 31, 2012, we recognized a loss from discontinued operations of $11.8 million, primarily due to impairment charges recognized totaling $6.9 million and the net loss on sale of real estate totaling $4.1 million from the disposal of 11 properties.

2011 — During the year ended December 31, 2011, we recognized a loss from discontinued operations of $13.1 million, primarily due to impairment charges totaling $13.8 million, of which $12.4 million was recognized on the property formerly leased to International Aluminum Corp. These charges were partially offset by the recognition of a $1.2 million gain on the deconsolidation of the subsidiary that leased property to that entity.

2010 — During the year ended December 31, 2010, we recognized income from discontinued operations of $8.8 million, primarily due to the recognition of a $7.1 million gain on the deconsolidation of the subsidiary that formerly leased property to Goertz & Schiele Corp. during the first quarter of 2010.

Net Income Attributable to Noncontrolling Interests

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to noncontrolling interests increased by $15.7 million, primarily due to an increase in the Available Cash Distribution paid to the Special General Partner of $9.2 million as a result of our payment of the Available Cash Distribution during four quarters of 2012 compared to two quarters during 2011, after the UPREIT Reorganization. Additionally, our affiliates’ share of the gain on extinguishment of debt related to the modification and partial extinguishment of the non-recourse mortgage loan related to our Hellweg 2 investment in May 2012 was $4.2 million (Note 11).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to noncontrolling interests increased by $5.0 million, primarily due to the Available Cash Distribution paid to the Special General Partner of $6.2 million, which commenced after the UPREIT Reorganization.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interests

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, net income attributable to redeemable noncontrolling interests decreased by $4.1 million, primarily due to adjustments made during 2012 related to the misapplication of guidance in accounting for and clerical errors related to the Hellweg 2 investment (Note 2).

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, net income attributable to redeemable noncontrolling interests decreased by $20.4 million, primarily due to the November 2010 exercise of the put option in connection with the Hellweg 2 transaction in which we acquired an additional 70% interest in the limited partnership (Note 6).

Net Income Attributable to CPA®:16 – Global Stockholders

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, the resulting net income attributable to CPA®:16 – Global stockholders increased by $8.6 million.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income attributable to CPA®:16 – Global stockholders decreased by $22.5 million.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 – Global stockholders, see Supplemental Financial Measures below.

2012 vs. 2011 — For the year ended December 31, 2012 as compared to 2011, MFFO increased by $33.0 million, primarily due to the positive impact of properties acquired in the Merger.

CPA®:16 – Global 2012 10-K — 35

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, MFFO increased by $58.9 million, primarily due to the positive impact of properties acquired in the Merger.

Financial Condition

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter, payment of Available Cash Distributions, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our line of credit, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

Our cash flow from operating activities during 2012 increased by $34.0 million compared to 2011, reflecting the positive impact from cash flows generated from properties acquired in the Merger. During 2012, we used cash flows from operating activities of $190.9 million primarily to fund net cash distributions to stockholders of $99.7 million, which excluded $34.9 million in distributions that were reinvested by stockholders through our distribution reinvestment and share purchase plan, and to pay distributions of $31.1 million to affiliates that hold noncontrolling interests in various entities with us. For 2012, the advisor elected to receive 50% of its asset management fees in shares of our common stock and as a result, we paid asset management fees of $11.8 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor, and capitalized property-related costs. We received $24.4 million in proceeds from the repayment in full of two loans related to building construction for an investment and approximately $13.0 million related to the return of our interest in a commercial mortgage loan securitization known as the Carey Commercial Mortgage Trust (“CCMT”) as a result of the repayment of principal on certain mortgages included in the trust. We also received $25.1 million in connection with the sale of 11 properties (Note 17) and $14.5 million in distributions from equity investments in real estate in excess of equity in net income. We used $2.6 million primarily to fund construction costs for an expansion project. Funds totaling $16.6 million and $17.0 million were invested in and released from, respectively, lender-held investment accounts. In January 2012, we paid $1.6 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

As noted above, during 2012, we paid distributions to stockholders and affiliates that hold noncontrolling interests in various entities with us. We drew down $35.0 million from our line of credit. We also repaid $119.0 million on our line of credit, prepaid several non-recourse mortgages totaling $62.4 million, and made scheduled mortgage principal installments totaling $86.0 million. We received proceeds of $67.6 million from new financing obtained on seven properties and from refinancing the mortgages on three properties, $34.9 million as a result of issuing shares through our distribution reinvestment and share purchase plan, and $20.8 million in contributions from noncontrolling interests. We also paid $3.6 million in deferred financing costs, primarily related to our line of credit. Funds totaling $2.7 million were released from lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During 2012, we received requests to redeem 3,062,497 shares of our common stock pursuant to our redemption plan and we redeemed these shares at an average price per share of $8.60, totaling $26.3 million.

CPA®:16 – Global 2012 10-K — 36

Summary of Financing

The table below summarizes our non-recourse long-term debt and credit facility (dollars in thousands):

	December 31,
	2012	2011
Balance
Fixed rate	$1,481,089	$1,573,772
Variable rate (a)	306,091	369,007
Total	$1,787,180	$1,942,779

Percent of Total Debt
Fixed rate	83%	81%
Variable rate (a)	17%	19%
	100%	100%
Weighted-Average Interest Rate at End of Year
Fixed rate	5.8%	5.9%
Variable rate (a)	3.1%	4.5%

__________

(a)         Variable-rate debt at December 31, 2012 included (i) $143.0 million outstanding under our line of credit; (ii) $67.1 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $71.4 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at December 31, 2012; (iv) $12.5 million in non-recourse mortgage loan obligations that bore interest at floating rates; and (v) $12.1 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At December 31, 2012, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At December 31, 2012, our cash resources consisted of cash and cash equivalents totaling $66.4 million. Of this amount, $38.8 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $67.3 million, as well as unleveraged properties that had an aggregate carrying value of $127.8 million at December 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.

Line of Credit

On May 2, 2011, we entered into the Credit Agreement with several banks, including Bank of America, N.A., which acts as the administrative agent, primarily to fund, in part, the cash portion of the Merger consideration. CPA 16 Merger Sub, our subsidiary, is the borrower, and we and the Operating Partnership are guarantors. We incurred costs of $4.5 million during 2011 to procure the facility, which are being amortized over the term of the Credit Agreement. On August 1, 2012, we amended the Credit Agreement to reduce the amount available under the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from LIBOR plus 3.25% to LIBOR plus 2.50%, and to decrease the number of properties in our borrowing base pool. The Credit Agreement is scheduled to mature on August 1, 2015, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Credit Agreement. We incurred costs of $1.1 million during 2012 to amend the facility, which are being amortized over the term of the Credit Agreement. The revolving credit facility can be used to repay certain property level indebtedness and for general corporate purposes.

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At December 31, 2012, availability under the line was $210.3 million, of which we had drawn $143.0 million.

CPA®:16 – Global 2012 10-K — 37

The Credit Agreement is fully recourse to CPA®:16 – Global and contains customary affirmative and negative covenants, including covenants that restrict CPA®:16 – Global and our subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay distributions, enter into certain transactions with affiliates, and change the nature of our business or fiscal year. In addition, the Credit Agreement contains customary events of default and certain financial covenants (Note 11). We were in compliance with these covenants at December 31, 2012.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. No balloon payments on our mortgage loan obligations are due during the next 12 months. In addition, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $39.8 million. We are actively seeking to refinance certain of these loans, although there can be no assurance that we will be able to do so on favorable terms, if at all.

We expect to fund future investments, any capital expenditures on existing properties, and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves, or unused amounts on our Credit Agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a) (b)	$1,792,092	$44,457	$404,474	$882,859	$460,302
Deferred acquisition fees — Principal	1,757	546	812	393	6
Interest on borrowings and deferred acquisition fees (c)	476,212	95,520	175,772	113,983	90,937
Subordinated disposition fees (d)	1,197	-	1,197	-	-
Operating and other lease commitments (e)	52,635	2,195	4,357	2,992	43,091
	$2,323,893	$142,718	$586,612	$1,000,227	$594,336

____________

(a)         Excludes $6.3 million of fair market value adjustments in connection with the Merger, partially offset by $1.4 million of unamortized discount on a non-recourse mortgage loan that we repurchased from the lender, which was included in Non-recourse debt at December 31, 2012.

(b)         Includes $143.0 million outstanding under our $225.0 million Credit Agreement, which is scheduled to mature on August 1, 2015.

(c)          Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at December 31, 2012.

(d)         Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all.

(e)          Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of amounts attributable to noncontrolling interests of approximately $12.1 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2012, which consisted primarily of the euro. At December 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:16 – Global 2012 10-K — 38

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in them at December 31, 2012 is presented below. Summarized financial information provided represents the total amounts recorded by the investees and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at December 31, 2012	Total Assets	Party Debt	Maturity Date
True Value Company	50%	$160,151	$64,836	1/2013 & 2/2013
Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a)	35%	27,646	20,378	7/2013
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	471,496	154,657	5/2014
Actuant Corporation (a)	50%	19,337	10,573	5/2014
TietoEnator Plc (a)	40%	71,155	58,910	7/2014
The New York Times Company (b)	27%	248,316	119,185	9/2014
Pohjola Non-life Insurance Company (a)	40%	58,749	58,917	1/2015
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a)	25%	185,240	87,981	5/2015
Actebis Peacock GmbH (a)	30%	43,820	27,835	7/2015
Del Monte Corporation	50%	12,792	10,896	8/2016
Frontier Spinning Mills, Inc.	40%	38,201	22,277	8/2016
Consolidated Systems, Inc.	40%	16,292	11,001	11/2016
Town Sports International Holdings, Inc. (formerly LifeTime Fitness, Inc.)	56%	16,230	7,655	12/2016
OBI A.G. (a)	25%	181,421	148,642	3/2018
Advanced Micro Devices, Inc.	67%	79,882	55,154	1/2019
Police Prefecture, French Government (a)	50%	106,735	73,391	8/2020
Schuler A.G. (a)	33%	67,058	-	N/A
The Upper Deck Company	50%	21,693	-	N/A
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a)	33%	14,081	-	N/A
Talaria Holdings, LLC	27%	67	-	N/A
		$1,840,362	$932,288

__________

(a)         Dollar amounts shown are based on the applicable exchange rate of the foreign currency at December 31, 2012.

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

CPA®:16 – Global 2012 10-K — 39

our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Purchase Price Allocation

In connection with our acquisition of properties, we allocate the purchase price to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases and the value of in-place leases, at their relative estimated fair values.

Tangible Assets

We determine the value attributed to tangible assets and additional investments in equity interests by applying a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates at a selected capitalization rate. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property type information. Assumptions and estimates include the following:

•                  a discount rate or internal rate of return;

•                  the marketing period necessary to put a lease in place;

•                  carrying costs during the marketing period;

•                  leasing commissions and tenant improvement allowances;

•                  market rents and growth factors of these rents; and

•                  a market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including:

•                  the creditworthiness of the lessees;

•                  industry surveys;

•                  property type;

•                  property location and age;

•                  current lease rates relative to market lease rates; and

•                  anticipated lease duration.

In the case where a tenant has a purchase option deemed to be favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value.

Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property growing at estimated market growth rates through the year of lease expiration.

The remaining economic life of leased assets is estimated by relying in part upon third-party appraisals of the leased assets, industry standards, and our experience. Different estimates of remaining economic life will affect the depreciation expense that is recorded.

CPA®:16 – Global 2012 10-K — 40

Intangible Assets

We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated lease term, which includes any renewal options with rental rates below estimated market rental rates. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local real estate brokers. We measure the fair value of below-market purchase option liabilities we acquire as the excess of the present value of the fair value of the real estate over the present value of the tenant’s exercise price.

We evaluate the specific characteristics of each tenant’s lease in determining the value of in-place lease intangibles. To determine the value of in-place lease intangibles, we consider the following:

•                  estimated market rent;

•                  estimated lease term, including renewal options at rental rates below estimated market rental rates;

•                  estimated carrying costs of the property during a hypothetical expected lease-up period; and

•                  current market conditions and costs to execute similar leases.

Estimated carrying costs of the property include real estate taxes, insurance, other property operating costs, and estimates of lost rentals at market rates during the market participants’ expected lease-up periods, based on assessments of specific market conditions.

We determine these values using our estimates or by relying in part upon third-party appraisals conducted by independent appraisal firms.

Bargain Purchase Gain

In the case of a business combination, after identifying all tangible and intangible assets and liabilities, the excess of the fair value of the assets and liabilities acquired over the consideration paid represents a bargain purchase gain recorded in the consolidated statement of income.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. Estimates and judgments used when evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets that we intend to hold and use in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the carrying value of the property’s asset group is considered not recoverable. We then measure the impairment loss as the excess of the carrying value of the property’s asset group over its estimated fair value. The property asset

CPA®:16 – Global 2012 10-K — 41

group’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.

Assets Held for Sale

We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we carry the investment at the lower of its current carrying value or as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s expected sales price, less expected selling costs to its carrying value, and if the expected sales price, less expected selling costs is less than the property’s carrying value, we reduce the carrying value to the expected sales price, less expected selling costs. We will continue to review the initial impairment for subsequent changes in the expected sales price, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue.

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

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage. For our unconsolidated jointly-owned investments in real estate, we calculate the estimated fair value of the underlying investment’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying investment’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying investment’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.

Supplemental Financial Measures

In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we use supplemental non-GAAP measures which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.

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

CPA®:16 – Global 2012 10-K — 42

We define FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. As disclosed in the prospectus for our follow-on offering dated April 28, 2006 (the “Prospectus”), we intend to begin the process of achieving a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) within 8 to 12 years following the investment of substantially all of the proceeds from our initial public offering, which was terminated in March 2005. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance

CPA®:16 – Global 2012 10-K — 43

now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives, or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund

CPA®:16 – Global 2012 10-K — 44

our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

CPA®:16 – Global 2012 10-K — 45

FFO and MFFO were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to CPA®:16 – Global stockholders	$18,066	$9,500	$32,007
Adjustments:
Depreciation and amortization of real property	100,266	88,207	48,368
Impairment charges	16,058	23,663	9,808
Loss (gain) on sale of real estate	4,087	(472)	78
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	16,144	14,464	8,563
Impairment charges	6,879	3,834	1,046
Loss (gain) on sale of real estate	91	(2,653)	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(11,342)	(15,590)	(12,928)
Total adjustments	132,183	111,453	54,935
FFO — as defined by NAREIT	150,249	120,953	86,942
Adjustments:
Issuance of Special Member Interest	-	34,300	-
Bargain purchase gain on acquisition	(1,617)	(28,709)	-
Gain on deconsolidation of a subsidiary	-	(1,167)	(7,082)
Gain on extinguishment of debt	(3,779)	(3,135)	(879)
Other depreciation, amortization and non-cash charges	(1,154)	2,800	237
Straight-line and other rent adjustments (a)	(1,514)	(13,844)	(260)
Acquisition expenses (b)	443	539	222
Merger expenses (b)	100	13,608	-
Amortization of deferred financing costs	1,394	-	-
Above-market rent intangible lease amortization, net (c)	18,483	14,369	619
Amortization of premiums on debt investments, net	240	544	281
Realized gains on foreign currency, derivatives, and other (d)	(1,104)	(1,944)	(991)
Unrealized losses (gains) on mark-to-market adjustments (e)	493	(41)	-
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	(107)	651	-
Straight-line and other rent adjustments (a)	(274)	(1,930)	(247)
Loss (gain) on extinguishment of debt	84	(1,207)	-
Acquisition expenses (b)	200	257	256
Above (below)-market rent intangible lease amortization, net (c)	4,202	1,948	271
Realized (gains) losses on foreign currency, derivatives, and other (d)	(3)	(36)	57
Unrealized losses (gains) on mark-to-market adjustments (e)	818	(2)	-
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	4,028	241	(112)
Total adjustments	20,933	17,242	(7,628)
MFFO (a) (b)	$171,182	$138,195	$79,314

__________

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

CPA®:16 – Global 2012 10-K — 46

contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(b)         In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency derivative contracts to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates.

CPA®:16 – Global 2012 10-K — 47

These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses, and other liabilities and Other assets, net, respectively, in the consolidated financial statements, was in a net liability position of $5.4 million at December 31, 2012. In addition, three unconsolidated investments in which we have interests ranging from 25% to 35% had interest rate swaps and an interest rate cap with a net estimated fair value liability of $16.7 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at December 31, 2012 (Note 10).

At December 31, 2012, the majority (approximately 91%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at December 31, 2012 ranged from 4.4% to 7.8%. The annual effective interest rates on our variable-rate debt at December 31, 2012 ranged from 1.1% to 6.9%. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt	$36,533	$94,146	$138,215	$237,518	$574,733	$404,473	$1,485,618	$1,492,022
Variable-rate debt	$7,924	$8,423	$163,690	$9,146	$61,463	$55,828	$306,474	$307,662

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2012 by an aggregate increase of $63.4 million or an aggregate decrease of $61.0 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 7 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at December 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and other foreign countries, and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency

For the year ended December 31, 2012, we recognized net realized foreign currency transaction losses and unrealized gains of $0.2 million and $0.8 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts and collars to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency at a range of predetermined exchange rates. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar guarantees that the exchange rate of the currency will not fluctuate beyond the range of the options’ strike prices. The total estimated net fair value of these instruments, which are included in Other assets, net and Accounts payable, accrued expenses, and other liabilities in the consolidated financial statements, was in a net liability position of $2.2 million at December 31, 2012.

During 2012, we entered into 20 foreign currency forward contracts to hedge against changes in the exchange rate of the euro versus the U.S. dollar. These forward contracts had a total notional amount of $83.7 million, based on the exchange rate of the euro to the

CPA®:16 – Global 2012 10-K — 48

U.S. dollar at December 31, 2012, with strike prices on the exchange rate of the euro to the U.S. dollar ranging from $1.28 to $1.35. The forward contracts have quarterly settlement dates between June 2013 and March 2018.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign real estate operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2013	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$87,452	$86,640	$79,521	$72,395	$72,391	$680,283	$1,078,682
British pound sterling (c)	5,540	5,611	5,022	4,769	4,832	63,386	89,160
Other foreign currencies (d)	7,577	7,582	7,580	7,583	7,595	44,150	82,067
	$100,569	$99,833	$92,123	$84,747	$84,818	$787,819	$1,249,909

Scheduled debt service payments (principal and interest), for mortgage notes payable for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Debt Service (a) (e)	2013	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$47,032	$72,294	$51,496	$141,134	$421,809	$13,311	$747,076
British pound sterling (c)	3,436	16,510	7,833	1,487	1,488	23,126	53,880
Other foreign currencies (d)	4,732	12,977	9,403	3,425	9,148	16,483	56,168
	$55,200	$101,781	$68,732	$146,046	$432,445	$52,920	$857,124

__________

(a)         Amounts are based on the applicable exchange rates at December 31, 2012. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar would change projected property level cash flow at December 31, 2012 by $3.3 million.

(c)          We estimate that a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar would change projected property level cash flow at December 31, 2012 by $0.4 million.

(d)         Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2012.

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014, 2016, and 2017. In 2014, 2016, and 2017, balloon payments totaling $46.5 million, $98.0 million, and $414.7 million, respectively, are due on several non-recourse mortgage loans. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our Credit Agreement, to make these payments, if necessary.

CPA®:16 – Global 2012 10-K — 49

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:16 – Global 2012 10-K — 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Corporate Property Associates 16 – Global Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 16 – Global Incorporated and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2013

CPA®:16 – Global 2012 10-K — 51

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2012	2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $528,858 and $419,462, respectively)	$2,243,470	$2,265,576
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,565	85,087
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $68,529 and $48,814, respectively)	(258,655)	(203,139)
Net investments in properties	2,070,380	2,147,524
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $48,363 and $48,577, respectively)	467,831	467,136
Equity investments in real estate	227,675	244,303
Assets held for sale	-	3,077
Net investments in real estate	2,765,886	2,862,040
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $33,558 and $21,306, respectively)	43,394	55,494
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $10,993 and $14,812, respectively)	66,405	109,694
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $62,182 and $24,025, respectively)	443,092	520,401
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $3,268 and $6,937, respectively)	23,274	23,037
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $5,225 and $3,410, respectively)	64,741	74,268
Total assets	$3,406,792	$3,644,934

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $485,951 and $413,555, respectively)	$1,644,180	$1,715,779
Line of credit	143,000	227,000
Accounts payable, accrued expenses, and other liabilities (inclusive of amounts attributable to consolidated VIEs of $12,409 and $15,000, respectively)	40,931	44,901
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $25,402 and $10,462, respectively)	93,208	91,498
Due to affiliates	6,401	9,756
Distributions payable	33,965	33,411
Total liabilities	1,961,685	2,122,345
Redeemable noncontrolling interest	21,747	21,306
Commitments and contingencies (Note 12)

Equity:
CPA®:16 – Global stockholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 216,822,067 and 211,462,089 shares issued and outstanding, respectively	217	211
Additional paid-in capital	1,980,984	1,934,291
Distributions in excess of accumulated earnings	(500,050)	(382,913)
Accumulated other comprehensive loss	(27,043)	(27,530)
Less, treasury stock at cost, 14,204,793 and 11,202,404 shares, respectively	(126,228)	(100,002)
Total CPA®:16 – Global stockholders’ equity	1,327,880	1,424,057
Noncontrolling interests	95,480	77,226
Total equity	1,423,360	1,501,283
Total liabilities and equity	$3,406,792	$3,644,934

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2012 10-K — 52

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenues
Rental income	$244,487	$234,132	$147,770
Interest income from direct financing leases	39,853	36,726	26,913
Other operating income	7,957	8,394	3,127
Interest income on notes receivable	3,520	4,463	25,955
Other real estate income	27,352	25,950	24,815
	323,169	309,665	228,580
Operating Expenses
General and administrative	(16,433)	(27,778)	(10,420)
Depreciation and amortization	(98,524)	(85,175)	(47,457)
Property expenses	(36,243)	(35,021)	(29,230)
Other real estate expenses	(20,330)	(19,218)	(18,697)
Issuance of Special Member Interest	-	(34,300)	-
Impairment charges	(9,112)	(9,832)	(9,594)
	(180,642)	(211,324)	(115,398)
Other Income and Expenses
Income from equity investments in real estate	17,752	22,071	17,573
Other income and (expenses)	978	(409)	356
Gain on extinguishment of debt	5,486	3,630	-
Bargain purchase gain on acquisition	1,617	28,709	-
Interest expense	(104,219)	(106,383)	(75,857)
	(78,386)	(52,382)	(57,928)
Income from continuing operations before income taxes	64,141	45,959	55,254
Provision for income taxes	(10,896)	(11,586)	(4,846)
Income from continuing operations	53,245	34,373	50,408

Discontinued Operations
(Loss) income from operations of discontinued properties, net of tax	(406)	(2)	1,083
(Loss) gain on sale of real estate	(4,087)	81	-
(Loss) gain on extinguishment of debt	(356)	672	7,961
Impairment charges	(6,946)	(13,831)	(214)
(Loss) income from discontinued operations, net of tax	(11,795)	(13,080)	8,830

Net Income	41,450	21,293	59,238
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $15,389, $6,157, and $0, respectively)	(25,576)	(9,891)	(4,905)
Net loss (income) attributable to redeemable noncontrolling interests	2,192	(1,902)	(22,326)
Net Income Attributable to CPA®:16 – Global Stockholders	$18,066	$9,500	$32,007

Earnings Per Share
Income from continuing operations attributable to CPA®:16 – Global stockholders	$0.15	$0.13	$0.22
(Loss) income from discontinued operations attributable to CPA®:16 – Global stockholders	(0.06)	(0.08)	0.04
Net income attributable to CPA®:16 – Global stockholders	$0.09	$0.05	$0.26

Weighted Average Shares Outstanding	202,098,030	175,435,064	124,631,975

Amounts Attributable to CPA®:16 – Global Stockholders
Income from continuing operations, net of tax	$29,849	$22,503	$26,707
(Loss) income from discontinued operations, net of tax	(11,783)	(13,003)	5,300
Net income attributable to CPA®:16 – Global stockholders	$18,066	$9,500	$32,007

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2012 10-K — 53

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$41,450	$21,293	$59,238
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	7,905	(18,873)	(34,540)
Change in unrealized appreciation (depreciation) on marketable securities	43	(92)	29
Change in unrealized loss on derivative instruments	(5,851)	(849)	(1,316)
	2,097	(19,814)	(35,827)
Comprehensive Income	43,547	1,479	23,411

Amounts Attributable to Noncontrolling Interests:
Net income	(25,576)	(9,891)	(4,905)
Foreign currency translation adjustments	(1,169)	(5,266)	3,628
Change in unrealized appreciation on marketable securities	-	(21)	-
Change in unrealized loss on derivative instruments	-	-	13
Comprehensive income attributable to noncontrolling interests	(26,745)	(15,178)	(1,264)

Amounts Attributable to Redeemable Noncontrolling Interests:
Net loss (income)	2,192	(1,902)	(22,326)
Foreign currency translation adjustments	(441)	499	18,329
Comprehensive loss (income) attributable to redeemable noncontrolling interests	1,751	(1,403)	(3,997)

Comprehensive Income (Loss) Attributable to CPA®:16 – Global Stockholders	$18,553	$(15,102)	$18,150

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2012 10-K — 54

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011, and 2010

(in thousands, except share and per share amounts)

		CPA®:16 – Global Stockholders
				Distributions	Accumulated		Total
	Total		Additional	in Excess of	Other		CPA®:16 –
	Outstanding	Common	Paid-In	Accumulated	Comprehensive	Treasury	Global	Noncontrolling
	Shares	Stock	Capital	Earnings	Loss	Stock	Stockholders	Interests	Total
Balance at January 1, 2010	122,861,101	$130	$1,174,230	$(225,462)	$5,397	$(65,636)	$888,659	$88,168	$976,827
Shares issued, net of offering costs	3,435,991	4	30,583				30,587		30,587
Shares issued to affiliates	1,277,511	1	11,752				11,753		11,753
Distributions declared ($0.6624 per share)				(82,493)			(82,493)		(82,493)
Contributions from noncontrolling interests							-	417,458	417,458
Distributions to noncontrolling interests							-	(427,751)	(427,751)
Net income				32,007			32,007	4,905	36,912
Other comprehensive loss:
Foreign currency translation adjustments					(12,583)		(12,583)	(3,628)	(16,211)
Change in unrealized loss on derivative instruments					(1,303)		(1,303)	(13)	(1,316)
Change in unrealized gain on marketable securities					29		29		29
Repurchase of shares	(1,818,246)					(15,444)	(15,444)		(15,444)
Balance at December 31, 2010	125,756,357	135	1,216,565	(275,948)	(8,460)	(81,080)	851,212	79,139	930,351
Shares issued, net of offering costs	3,746,731	3	31,327				31,330		31,330
Shares issued to affiliates	15,641,539	16	137,752				137,768		137,768
Shares issued to shareholders of CPA®:14 in the Merger	57,365,145	57	510,492				510,549		510,549
Issuance of noncontrolling interest							-	78,136	78,136
Purchase of noncontrolling interests through Merger			3,543		5,532		9,075	(54,964)	(45,889)
Issuance of Special Member Interest			34,612				34,612	34,612	69,224
Change of ownership interest							-	(34,300)	(34,300)
Distributions declared ($0.6642 per share)				(116,465)			(116,465)		(116,465)
Contributions from noncontrolling interests							-	2,271	2,271
Distributions to noncontrolling interests							-	(42,846)	(42,846)
Net income				9,500			9,500	9,891	19,391
Other comprehensive loss:							-		-
Foreign currency translation adjustments					(23,640)		(23,640)	5,266	(18,374)
Change in unrealized loss on derivative instruments					(849)		(849)		(849)
Change in unrealized gain on marketable securities					(113)		(113)	21	(92)
Repurchase of shares	(2,250,087)					(18,922)	(18,922)		(18,922)
Balance at December 31, 2011	200,259,685	211	1,934,291	(382,913)	(27,530)	(100,002)	1,424,057	77,226	1,501,283
Shares issued, net of offering costs	4,064,041	5	34,974				34,979		34,979
Shares issued to affiliates	1,295,937	1	11,719				11,720		11,720
Distributions declared ($0.6692 per share)				(135,203)			(135,203)		(135,203)
Contributions from noncontrolling interests							-	20,797	20,797
Distributions to noncontrolling interests							-	(29,288)	(29,288)
Net income				18,066			18,066	25,576	43,642
Other comprehensive loss:
Foreign currency translation adjustments					6,295		6,295	1,169	7,464
Change in unrealized loss on derivative instruments					(5,851)		(5,851)		(5,851)
Change in unrealized gain on marketable securities					43		43		43
Repurchase of shares	(3,002,389)					(26,226)	(26,226)		(26,226)
Balance at December 31, 2012	202,617,274	$217	$1,980,984	$(500,050)	$(27,043)	$(126,228)	$1,327,880	$95,480	$1,423,360

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2012 10-K — 55

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows — Operating Activities
Net income	$41,450	$21,293	$59,238
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	104,585	92,026	49,664
Loss (income) from equity investments in real estate in excess of distributions received	3,293	(824)	(1,660)
Issuance of shares to affiliate in satisfaction of fees due	11,788	16,768	11,753
Gain on bargain purchase	(1,617)	(28,709)	-
Issuance of Special Member Interest	-	34,300	-
Gain on deconsolidation of a subsidiary	-	(1,167)	(7,082)
Loss (gain) on sale of real estate	4,087	(471)	-
Unrealized loss on foreign currency transactions and others	455	2,308	768
Realized loss (gain) on foreign currency transactions and others	17	(1,815)	(856)
Straight-line rent adjustment and amortization of rent-related intangibles	16,463	357	594
Gain on extinguishment of debt	(5,130)	(3,135)	(879)
Impairment charges	16,058	23,663	9,808
Net changes in other operating assets and liabilities	(510)	2,333	42
Net cash provided by operating activities	190,939	156,927	121,390

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	14,489	38,034	5,245
Acquisitions of real estate and other capital expenditures	(3,125)	(7,794)	(24,285)
Cash acquired through Merger	-	189,438	-
Cash and other distributions paid to liquidating shareholders of CPA®:14 in connection with the Merger	-	(539,988)	-
Cash acquired on issuance of additional shares in subsidiary	-	7,121	-
Maturities (purchases) of debt securities	133	(4,340)	(7,794)
Proceeds from sale of real estate	25,066	131,077	1
Funds placed in escrow	(16,648)	(11,735)	(7,481)
Funds released from escrow	16,960	18,828	9,813
Payment of deferred acquisition fees to an affiliate	(1,633)	(1,911)	(6,261)
Proceeds from repayment of notes receivables and CCMT	37,356	-	-
Net cash provided by (used in) investing activities	72,598	(181,270)	(30,762)

Cash Flows — Financing Activities
Distributions paid	(134,649)	(103,880)	(82,013)
Contributions from noncontrolling interests	20,797	2,597	3,534
Distributions to noncontrolling interests	(31,108)	(44,768)	(37,593)
Scheduled payments of mortgage principal	(85,990)	(52,034)	(21,613)
Prepayments of mortgage principal	(62,439)	(155,489)	(29,000)
Proceeds from mortgage financing	67,555	76,275	36,946
Proceeds from line of credit	35,000	327,000	-
Repayments of line of credit	(119,000)	(100,000)	-
Funds placed in escrow	83	64	8,090
Funds released from escrow	(2,738)	(1,025)	(9,404)
Deferred financing costs and mortgage deposits	(3,568)	(6,080)	(41)
Proceeds from issuance of shares, net of issuance costs	34,911	152,330	30,587
Purchase of treasury stock	(26,226)	(18,922)	(15,444)
Net cash (used in) provided by financing activities	(307,372)	76,068	(115,951)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	546	(1,043)	350
Net (decrease) increase in cash and cash equivalents	(43,289)	50,682	(24,973)
Cash and cash equivalents, beginning of year	109,694	59,012	83,985
Cash and cash equivalents, end of year	$66,405	$109,694	$59,012

(Continued)

CPA®:16 – Global 2012 10-K — 56

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Non-cash investing activities

In January 2011, we acquired the Carrefour Properties from CPA®:14 in exchange for newly issued shares in one of our wholly-owned subsidiaries with a fair value of $75.5 million. The newly issued equity in our subsidiary, which is in substance real estate, resulted in a reduction of our effective ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought back these shares as part of the Merger (Note 1). As a result of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011.

In May 2011, we acquired all of the outstanding stock of CPA®:14 in exchange for 57,365,145 newly issued shares of our common stock with a fair value of $510.5 million and cash of $444.0 million in the Merger.

These transactions consisted of the acquisition and assumption of certain assets and liabilities, respectively, as detailed in the table below (in thousands):

	Carrefour	CPA®:14
Assets Acquired at Fair Value:
Investments in real estate	$97,722	$604,093
Net investment in direct financing leases	-	161,414
Assets held for sale	-	11,202
Equity investments in real estate	-	134,609
Intangible assets	48,029	418,631
Other assets, net	154	27,264
Liabilities Assumed at Fair Value:
Non-recourse debt	(81,671)	(460,007)
Accounts payable, accrued expenses, and other liabilities	(1,193)	(9,878)
Prepaid and deferred rental income and security deposits	(96)	(49,412)
Due to affiliates	-	(2,753)
Distributions payable	-	(95,943)
Amounts attributable to noncontrolling interests	(70,066)	58,188
Net (liabilities assumed) assets acquired excluding cash	(7,121)	797,408
Fair value of common shares issued	-	(510,549)
Cash consideration	-	(444,045)
Change in interest upon acquisition of noncontrolling interest of Carrefour	-	(3,543)
Bargain purchase gain on acquisition	-	(28,709)
Cash acquired on acquisition of subsidiaries, net	$(7,121)	$(189,438)

CPA®:16 – Global 2012 10-K — 57

During 2011, prior to our implementation of Emerging Issues Task Force (“EITF”) 10-E Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate, we deconsolidated the International Aluminum Corp. investment because we no longer had control over the activities that most significantly impacted the economic performance of the investment following possession of the property by a receiver (Note 17). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Assets:
Net investments in properties	$36,536
Intangible assets, net	1,539
Other assets, net	49
Total	$38,124

Liabilities:
Non-recourse debt	$(38,668)
Accounts payable, accrued expenses, and other liabilities	(623)
Total	$(39,291)

Supplemental cash flow information (in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest paid, net of amounts capitalized	$104,819	$107,429	$78,462
Interest capitalized	$-	$-	$2,793
Income taxes paid	$9,741	$8,431	$4,871

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 2012 10-K — 58

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Organization

CPA®:16 – Global is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties. At December 31, 2012, our portfolio was comprised of our full or partial ownership interests in 498 properties, substantially all of which were triple-net leased to 144 tenants, and totaled approximately 47 million square feet (unaudited), with an occupancy rate of approximately 96.9%. In addition, we own two hotel properties for an aggregate of approximately 0.2 million square feet (unaudited). We were formed in 2003 and are managed by the advisor.

On May 2, 2011, CPA®:14 merged with and into CPA 16 Merger Sub based on the Merger Agreement, dated as of December 13, 2010 (Note 3). Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an UPREIT to hold substantially all of our assets and liabilities in the Operating Partnership, a Delaware limited liability company subsidiary (Note 3). At December 31, 2012, we owned 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

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

When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a VIE. Certain factors we consider in this analysis are insufficient equity at risk, fixed price purchase or renewal options within a lease, as well as certain decision-making rights within a loan. Significant judgment is required to determine if we are the primary beneficiary of a VIE and should consolidate the VIE. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as such interests do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for

CPA®:16 – Global 2012 10-K — 59

Notes to Consolidated Financial Statements

these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

We apply accounting guidance for consolidation of VIEs to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Fixed price purchase and renewal options within a lease as well as certain decision-making rights within a loan can cause us to consider an entity a VIE.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations and certain adjustments related to purchase price allocation for all periods presented.

Purchase Price Allocation

In accordance with the guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under both methods, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity. In addition, for transactions that are business combinations, we evaluate the existence of goodwill or a gain from a bargain purchase. We immediately expense acquisition-related costs and fees associated with business combinations.

When we acquire properties with leases classified as operating leases, we allocate the purchase price to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and site improvements, and record intangible assets, including the above-market and below-market value of leases and the value of in-place leases at their relative estimated fair values. Land is typically valued utilizing the sales comparison (or market approach). Buildings, as if vacant, are valued using the cost and/or income approach. Site improvements are valued using the cost approach. The fair value of real estate is determined by reference to portfolio appraisals which determines their values, on a property level, by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration after considering the re-tenanting of such property at estimated then current market rental rate, at a selected capitalization rate and deducting estimated costs of sale. The proceeds from a hypothetical sale are derived by capitalizing the estimated net operating income of each property for the year following lease expiration at an estimated residual capitalization rate. The discount rates and residual capitalization rates used to value the properties are selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates and anticipated lease duration. In the case where a tenant has a purchase option deemed to be materially favorable to the tenant, or the tenant has long-term renewal options at rental rates below estimated market rental rates, the appraisal assumes the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property is deemed to have excess land, the discounted cash flow analysis includes the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that are under contract for sale, the appraised value of the portfolio reflects the current contractual sale price of such properties. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

We record above-market and below-market lease values for owned properties based on the present value (using a discount rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated lease term which includes renewal options

CPA®:16 – Global 2012 10-K — 60

Notes to Consolidated Financial Statements

with rental rates below estimated market rental rates. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.

The value of any in-place lease is estimated to be equal to the property owners’ avoidance of costs necessary to release the property for a lease term equal to the remaining primary in-place lease term and the value of investment grade tenancy. The cost avoidance to the property owners’ of vacancy/leasing costs necessary to lease the property for a lease term equal to the remaining in-place lease term is derived first by determining the in-place lease term on the subject lease. Then, based on our review of the market, the cost to be borne by a property owner to replicate a market lease to the remaining in-place term was estimated. These costs consist of: (i) rent lost during downtime (i.e. assumed periods of vacancy); (ii) estimated expenses that would be incurred by the property owner during periods of vacancy; (iii) rent concessions (i.e. free rent); (iv) leasing commissions; and (v) tenant improvement allowances. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue and in-place lease to amortization expense.

When we acquire leveraged properties, the fair value of debt instruments acquired is determined using a discounted cash flow model with rates that take into account the credit of the tenants, where applicable, and interest rate risk. Such resulting premium or discount is amortized over the remaining term of the obligation. We also consider the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity and the current interest rate.

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

Assets Held for Sale

We classify those assets that are associated with operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale, and in which we will have no significant continuing involvement, are included in discontinued operations (Note 17).

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

CPA®:16 – Global 2012 10-K — 61

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

Allowance for Doubtful Accounts

We consider direct finance leases and notes receivable to be past-due or delinquent when a contractually required principal or interest payment is not remitted in accordance with the provisions of the underlying agreement. We evaluate each account individually and set up an allowance when, based upon current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms, and the amount can be reasonably estimated.

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

Other Assets and Other Liabilities

We include accounts receivable, derivatives, stock warrants, marketable securities, deferred charges, and deferred rental income in Other assets, net. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

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

Treasury Stock

Treasury stock is recorded at cost under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors.

Special Member Interest

We accounted for the Special Member Interest as a noncontrolling interest based on the fair value of the rights attributed to the interest at the time it was transferred to the Special General Partner (Note 3). The Special Member Interest entitles the Special General Partner to cash distributions and, in the event there is a termination or non-renewal of the advisory agreement, redemption rights at our option. In exchange for the Special Member Interest, we amended the fee arrangement with the advisor. The Special Member Interest was accounted for at fair value representing the estimated net present value of the related fee reduction. Cash distributions to the Special General Partner are accounted for as an allocation to net income attributable to noncontrolling interest.

CPA®:16 – Global 2012 10-K — 62

Notes to Consolidated Financial Statements

Revenue Recognition

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals, and improvements. For the years ended December 31, 2012, 2011, and 2010, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $32.9 million, $36.3 million, and $14.5 million, respectively. The increase for the year ended December 31, 2011 as compared to 2010 was primarily a result of properties acquired in the Merger.

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

We account for leases as operating or direct financing leases as described below:

Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the non-cancelable lease term of the related leases and charge expenses to operations as incurred (Note 5).

Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 6). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees, we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated remaining useful lives of the properties, or improvements, which range from two to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

Impairments

We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale, and equity investments in real estate. Our policies for evaluating whether these assets are impaired are presented below.

Real Estate

For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property’s asset group to the future net undiscounted cash flow that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. The undiscounted cash flow analysis requires us to make our best estimate of, among other things, market rents, residual values, and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible

CPA®:16 – Global 2012 10-K — 63

Notes to Consolidated Financial Statements

outcomes in determining our estimate of future cash flows. If the future net undiscounted cash flow of the property’s asset group is less than the carrying value, the property’s asset group is considered to be impaired. We then measure the loss as the excess of the carrying value of the property’s asset group over its estimated fair value.

Assets Held for Sale

When we classify an asset as held for sale, we compare the asset’s estimated fair value, less cost to sell, to its carrying value, and if the estimated fair value, less cost to sell, is less than the property’s carrying value, we reduce the carrying value to the estimated fair value, less cost to sell. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge equal to the difference between the fair value and carrying value, which is discounted at the internal rate of return of the property.

Equity Investments in Real Estate

We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying investment’s net assets by our ownership interest percentage.

Foreign Currency

Translation

We have interests in real estate investments in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand and own interests in properties in the European Union. The functional currencies for these investments are primarily the euro and the British Pound Sterling and, to a lesser extent, the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive income (loss) in equity. These translation gains and losses are released to net income when we have substantially exited from all investments in the related currency.

Transaction Gains or Losses

A transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive income (loss) in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

CPA®:16 – Global 2012 10-K — 64

Notes to Consolidated Financial Statements

We made an accounting policy election effective January 1, 2011, or the “effective date”, to use the portfolio exception in Accounting Standards Codification (“ASC”) 820-10-35-18D, Application to Financial Assets & Financial Liabilities with Offsetting Positions in Market Risk or Counterparty Credit Risk, the “portfolio exception,” with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our stockholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to stockholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.

We conduct business in various states and municipalities within the U.S., the European Union, and Asia and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state, and local taxes and a provision for such taxes is included in the consolidated financial statements.

We elect to treat certain of our corporate subsidiaries as TRSs. In general, a TRS may perform additional services for our tenants and generally may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or providing to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal income tax. Our TRS subsidiaries own hotels that are managed on our behalf by third-party hotel management companies.

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

Our earnings and profits, which determine the taxability of distributions to stockholders, differ from net income reported for financial reporting purposes due primarily to differences in depreciation, including hotel properties, for federal income tax purposes. Deferred income taxes relate primarily to our TRSs and are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities of our TRSs and their respective tax bases and for their operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors.

Earnings Per Share

We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per share amounts for all periods presented in the consolidated financial statements.

Out-of-Period Adjustments

During 2012, we identified errors in the consolidated financial statements related to prior years. The errors were primarily attributable to the misapplication of guidance in accounting for and clerical errors related to the Hellweg 2 investment and lease intangibles. We concluded that these adjustments were not material, individually or in the aggregate, to our results for this or any of the prior periods and, as such, we recorded an out-of-period adjustment to increase our income from operations by $2.6 million.

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

CPA®:16 – Global 2012 10-K — 65

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

Note 3. Merger and UPREIT Reorganization

Merger

On May 2, 2011, CPA®:14 merged with and into one of our consolidated subsidiaries based on the Merger Agreement, which entitled shareholders of CPA®:14 to receive $10.50 per share after giving effect to a $1.00 per share special cash distribution funded by CPA®:14. The NAV of CPA®:14 as of May 2, 2011 was $11.90 per share. NAV per share was determined based upon an estimate of the fair market value of real estate adjusted to give effect to the estimated fair value of mortgages encumbering CPA®:14’s assets as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others.

For each share of CPA®:14 stock owned, each CPA®:14 shareholder received the Merger consideration. We paid the Merger consideration of $954.6 million, including the payment of $444.0 million in cash to liquidating shareholders and the issuance of 57,365,145 shares of common stock with a fair value of $510.5 million on the date of closing to shareholders of CPA®:14 in exchange for 48,076,723 shares of CPA®:14 common stock. The $1.00 per share special cash distribution, totaling $90.4 million in the aggregate, was funded from the proceeds of properties sold by CPA®:14 in connection with the Merger, as described below. In order to fund the Merger consideration, we utilized a portion of the $302.0 million of available cash drawn under our line of credit (Note 11) and $121.0 million in cash we received from WPC in return for the issuance of 13,750,000 of our common shares.

The assets we acquired and liabilities we assumed in the Merger exclude the Asset Sales. Immediately prior to the Merger and subsequent to the Asset Sales, CPA®:14’s portfolio was comprised of full or partial ownership in 177 properties, substantially all of which were triple-net leased. In the Merger, we acquired these properties and their related leases with an average remaining life of 8.3 years and an estimated aggregate annualized contractual minimum base rent of $149.8 million. We also assumed the related property debt comprised of seven variable-rate and 48 fixed-rate non-recourse mortgages with preliminary fair values of $38.1 million and $421.9 million, respectively, with weighted-average annual interest rates of 6.8% and 6.1%, respectively. We accounted for the Merger as a business combination under the acquisition method of accounting. As part of the Merger, we acquired from CPA®:14 the remaining equity interests in a subsidiary that we previously consolidated, which was accounted for as an equity transaction. Acquisition costs of $13.6 million related to the Merger, as well as those related to the equity transaction described above and the reorganization described below, have been expensed as incurred and classified within General and administrative expense in the consolidated statements of income for the year ended December 31, 2011.

CPA®:16 – Global 2012 10-K — 66

Notes to Consolidated Financial Statements

The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition as well as subsequent adjustments, based on the best estimates of management at the date of Merger (in thousands):

	Initially	Measurement
	Reported	Period	As Revised at
	at June 30, 2011	Adjustments	December 31, 2011
Merger Consideration:
Fair value of CPA®:16 – Global shares of common stock issued	$510,549	$-	$510,549
Cash consideration	444,045	-	444,045
	954,594	-	954,594

Assets Acquired at Fair Value:
Investments in real estate	582,802	21,291	604,093
Net investment in direct financing leases	161,414	-	161,414
Assets held for sale	11,202	-	11,202
Equity investments in real estate	134,609	-	134,609
Intangible assets	419,928	(1,297)	418,631
Cash and cash equivalents	189,266	172	189,438
Other assets, net	27,577	(313)	27,264
	1,526,798	19,853	1,546,651
Liabilities Assumed at Fair Value:
Non-recourse debt	(460,271)	264	(460,007)
Accounts payable, accrued expenses, and other liabilities	(9,878)	-	(9,878)
Prepaid and deferred rental income and security deposits	(45,848)	(3,564)	(49,412)
Due to affiliates	(2,753)	-	(2,753)
Distributions payable	(95,943)	-	(95,943)
	(614,693)	(3,300)	(617,993)
Amounts attributable to noncontrolling interests	63,003	(4,815)	58,188
Net assets acquired at fair value	975,108	11,738	986,846
Change in interest upon acquisition of noncontrolling interest of Carrefour	(3,543)	-	(3,543)
Bargain purchase gain on acquisition	$(16,971)	$(11,738)	$(28,709)

As required by GAAP, fair value related to the assets acquired and liabilities assumed as well as the shares exchanged, has been computed as of the closing date of the Merger by the advisor in a manner consistent with the methodology described above. The computed fair values as of the closing date of the Merger reflect increases in the fair values of our and CPA®:14’s net assets during that period, which were primarily attributable to changes in foreign exchange rates as well the length of time that elapsed between the date of the Merger Agreement which was December 13, 2010 and May 2, 2011, the date on which we obtained control of CPA®:14. The advisor normally calculates our NAV annually as of year-end; however, in connection with entering into the Merger Agreement the advisor had determined that our NAV as of September 30, 2010 was $8.80 per share. As of the date of the Merger, the advisor conducted an updated analysis reflecting an increase of $0.10 per share or $8.90, which was unchanged as of June 30, 2011. The increase in NAV at the date of the Merger resulted in the total fair value of the Merger consideration of $954.6 million; however the preliminary fair value for the net assets acquired from CPA®:14 increased more to $975.1 million, resulting in a bargain purchase gain on acquisition of $17.0 million recorded on the consolidated statements of operations for the six months ended June 30, 2011. During the third and fourth quarters of 2011, we identified certain measurement period adjustments that impacted the provisional acquisition accounting, primarily related to properties leased to PETsMART (Note 17), which resulted in an increase of $11.7 million to the preliminary fair values of the assets acquired and the bargain purchase gain on acquisition, which increased to $986.8 million and $28.7 million, respectively. Furthermore, during the third quarter of 2012, we identified a receivable that we acquired as part of the Merger in the second quarter of 2011 but was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. This change was recorded in the statements of operations in the third quarter of 2012.

CPA®:16 – Global 2012 10-K — 67

Notes to Consolidated Financial Statements

The estimated revenues and income from operations contributed from the properties acquired in the Merger from May 2, 2011 through December 31, 2011 were $55.6 million and $5.3 million, respectively.

UPREIT Reorganization

Immediately following the Merger on May 2, 2011, we completed an internal reorganization whereby CPA®:16 – Global formed an UPREIT, which was approved by our stockholders in connection with the Merger. In connection with this UPREIT Reorganization, we contributed substantially all of our assets and liabilities to the Operating Partnership in exchange for a managing member interest and units of membership interest in the Operating Partnership, which together represent a 99.985% capital interest of the Managing Member (representing our stockholders’ interest). The Special General Partner, a subsidiary of WPC, acquired a Special Member Interest of 0.015% in the Operating Partnership entitling it to receive certain profit allocations and distributions of Available Cash and a Final Distribution, each as discussed below. As we have control of the Operating Partnership through our managing member’s interest, we consolidate the Operating Partnership in our financial results.

After the Merger, we amended our advisory agreement with affiliates of WPC to give effect to this reorganization and to reflect a revised fee structure whereby (i) our asset management fees were prospectively reduced to 0.5% from 1.0% of the asset value of a property under management and (ii) the former 15% subordinated incentive fee and termination fees were eliminated. The Available Cash Distribution is contractually limited to 0.5% of our Adjusted Invested Assets. The fee structure related to initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remained unchanged. On September 28, 2012, we entered into an amended and restated advisory agreement, which didn’t change this fee structure. For a description of the other provisions of the agreement that were amended, see Note 4.

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

CPA®:16 – Global 2012 10-K — 68

Notes to Consolidated Financial Statements

Note 4. Agreements and Transactions with Related Parties

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, following the WPC/CPA®:15 Merger, we entered into an amended and restated advisory agreement, which is scheduled to renew annually. As amended, the advisory agreement provides for the allocation of advisor personnel expenses on the basis of our revenues and those of the other Managed REITs rather than on an allocation of time charges incurred by the advisor’s personnel on our behalf. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remains unchanged, and the advisor remains entitled to the Available Cash Distribution (See UPREIT Reorganization in Note 3). We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Years Ended December 31,
	2012	2011	2010
Amounts Included in the Statements of Income:
Asset management fees	$18,553	$16,920	$11,750
Performance fees	-	3,921	11,750
Distributions of available cash	15,389	6,157	-
Personnel reimbursements	7,478	5,513	3,377
Office rent reimbursements	1,176	1,058	715
Issuance of Special Member Interest	-	34,300	-
	$42,596	$67,869	$27,592

Other Transaction Fees Incurred:
Current acquisition fees	$-	$147	$-
Deferred acquisition fees	-	118	-
Mortgage refinancing fees	520	639	145
	$520	$904	$145

	December 31,
	2012	2011
Unpaid Transaction Fees:
Deferred acquisition fees	$1,757	$3,391
Subordinated disposition fees	1,197	1,116
	$2,954	$4,507

Asset Management and Performance Fees

We pay the advisor asset management fees, which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. Prior to the Merger, we also paid the advisor performance fees, which were also 1/2 of 1% per annum of our average invested assets and were computed as provided for in the advisory agreement. The performance fees were subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6% per annum. The asset management and, prior to the Merger, performance fees are payable in cash or shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2012, the advisor elected to receive 50% of its asset management fees in cash and 50% in shares of our common stock. For 2011, prior to the Merger, and 2010, the advisor elected to receive its asset management fees in cash and its performance fees in shares, and subsequent to the Merger, the advisor elected to receive its asset management fees for 2011 in shares. As a result of the UPREIT Reorganization, in accordance with the terms of the amended and restated advisory agreement, beginning on May 2, 2011, we no longer pay the advisor performance fees, but instead we pay the Available Cash Distribution (Note 3). Asset management and performance fees are included in Property expenses in the consolidated financial statements. These expenses are impacted by an increase in revenues and assets under management as a result of the Merger.

CPA®:16 – Global 2012 10-K — 69

Notes to Consolidated Financial Statements

Distributions of Available Cash

In connection with this UPREIT Reorganization, the Special General Partner, a subsidiary of WPC, acquired a Special Member Interest of 0.015% in the Operating Partnership entitling it to receive the Available Cash Distribution, which is measured and paid quarterly. The Available Cash Distribution is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of our Adjusted Invested Assets. The Special General Partner may also elect to receive the Available Cash Distribution in shares of our common stock. In the event of a capital transaction such as a sale, exchange, disposition or refinancing of our net assets, the Special General Partner may also be entitled to receive a Final Distribution.

Personnel and Office Rent Reimbursements

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.

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

In connection with the Merger, the advisor waived any acquisition fees payable by us under the advisory agreement in respect of the properties acquired in the Merger and also waived any disposition fees that may subsequently be payable by us upon a sale of such assets. As the advisor to CPA®:14, the advisor earned acquisition fees related to those properties acquired by CPA®:14 and disposition fees on those properties upon the liquidation of CPA®:14 and, as a result, we and the advisor agreed that the advisor should not receive fees upon the acquisition or disposition of the same properties by us.

CPA®:16 – Global 2012 10-K — 70

Notes to Consolidated Financial Statements

Jointly-Owned Investments and Other Transactions with Affiliates

We share leased office space used for the administration of our operations with our affiliates. Rental, occupancy, and leasehold improvement costs are allocated among us and our affiliates based on our respective gross revenues and are adjusted quarterly.

We own interests in entities ranging from 25% to 90%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

Merger

In order to fund a portion of the Merger consideration, we received $121.0 million in cash from WPC in 2011 in return for the issuance of 13,750,000 shares of our common stock. Immediately after giving effect to the Merger, subsidiaries of WPC collectively owned approximately 17.5% of our outstanding common stock, which excludes its ownership in the Special Member Interest. At December 31, 2012, the advisor owned 37,129,851 shares, or 18.3%, of our common stock, which excludes its ownership in the Special Member Interest.

Note 5. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$470,809	$476,790
Buildings	1,772,661	1,788,786
Less: Accumulated depreciation	(242,648)	(190,316)
	$2,000,822	$2,075,260

We did not acquire any real estate assets during 2012. During this period, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at December 31, 2012 increased 2.1% to $1.3218 from $1.2950 at December 31, 2011. The impact of this weakening was a $15.8 million increase in Real estate from December 31, 2011 to December 31, 2012. Assets disposed of or reclassified to held-for-sale during 2012 accounted for a significant portion of the net decrease in real estate and are discussed in Note 17.

In May 2011, we recognized a bargain purchase gain of $17.0 million in the Merger because the fair values of CPA®:14’s net assets increased more than the fair values of our net assets during the period between the date of the Merger Agreement on December 13, 2010 and the closing of the Merger on May 2, 2011. In addition, during the third and fourth quarters of 2011, we identified certain measurement period adjustments primarily related to properties acquired in the Merger that were leased to PETsMART which impacted the provisional acquisition accounting and resulted in an increase of $11.7 million to the preliminary bargain purchase gain. In accordance with ASC 805-10-25, Accounting for Business Combinations, we did not record the measurement period adjustments during the third and fourth quarters of 2011. We have retrospectively adjusted our financial statements for the year ended December 31, 2011 to include such adjustments. Furthermore, during the third quarter of 2012, we identified a receivable that we acquired as part of the Merger in the second quarter of 2011 but was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the Merger in that quarter of $1.6 million. This change was recorded in the statements of operations in the third quarter of 2012 (Note 2).

Carrefour France, SAS acquisition

In January 2011, we acquired the Carrefour Properties, which had a fair value of $143.1 million at the date of acquisition, from CPA®:14. As part of the transaction, we also assumed two related non-recourse mortgages on these properties with an aggregate fair value of $81.7 million at the date of acquisition. The mortgages mature in April 2017 and bear interest at variable rates, which were 1.5% and 1.1% at December 31, 2012. The newly issued equity in our subsidiary resulted in a reduction of our ownership stake in the entity from 100% to 3%; however, we continued to consolidate this entity in the first quarter of 2011 because we effectively bought

CPA®:16 – Global 2012 10-K — 71

Notes to Consolidated Financial Statements

back these shares as part of the Merger. As part of the Merger, we acquired the remaining 97% interest in this entity on May 2, 2011, which was accounted for as an equity transaction, with the difference of $3.5 million recorded as an adjustment to our Additional paid-in capital. Following this change in ownership interest, the amount previously recorded in noncontrolling interests of $5.5 million representing its proportionate share of the cumulative translation adjustment was reclassified and is reflected in Accumulated other comprehensive loss in our consolidated balance sheets.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	December 31,
	2012	2011
Land	$8,296	$8,296
Buildings	68,505	68,216
Furniture, fixtures, and equipment	8,764	8,575
Less: Accumulated depreciation	(16,007)	(12,823)
	$69,558	$72,264

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable operating leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$258,104
2014	257,837
2015	247,206
2016	236,121
2017	226,013
Thereafter	1,577,977
Total	$2,803,258

There were no percentage rents for operating leases in 2012, 2011, and 2010.

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

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2012	2011
Minimum lease payments receivable	$576,319	$611,549
Unguaranteed residual value	400,721	395,663
	977,040	1,007,212
Less: unearned income	(509,209)	(540,076)
	$467,831	$467,136

During the years ended December 31, 2012, 2011, and 2010, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases of $0.3 million, $2.3 million, and $6.8 million, respectively. Impairment charges related primarily to other-than-temporary declines in the estimated residual values of the

CPA®:16 – Global 2012 10-K — 72

Notes to Consolidated Financial Statements

underlying properties due to market conditions (Note 13). At December 31, 2012 and 2011, Other assets, net included $0.5 million and $1.3 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Total
2013	$44,532
2014	45,816
2015	45,646
2016	44,305
2017	43,850
Thereafter	352,170
Total	$576,319

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property-owning investment that in turn acquired a 24.7% ownership interest in a limited partnership and a lending investment that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending investment will receive interest at a fixed annual rate of 8%. In November 2010, the property-owning investment exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership for $297.3 million, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The note receivable matures in April 2017. The note receivable had a principal balance of $21.7 million and $21.3 million, inclusive of our affiliates’ noncontrolling interest of $16.1 million and $15.8 million at December 31, 2012 and 2011, respectively.

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

In January 2012, we restructured our lease with Production Resources Group (“PRG”) so as to extend the lease term to June 2029 and also give PRG the option to purchase the property at predetermined dates and prices during the lease term. If PRG does not exercise its purchase option, the property transfers to the tenant for $1 at the end of the lease term. The restructured lease is accounted for as a sales-type lease due to the automatic transfer of title at the end of the lease. In addition, because the minimum initial and continuing investment criteria were not met at the inception of the sales-type lease, the sale of the asset is accounted for under the deposit method. The property is not derecognized and all periodic cash payments received under the lease are carried on the balance sheet as a deposit liability until approximately 5% of the purchase price has been collected. By October 2012, the aggregate cash payments received crossed the 5% threshold and accordingly we derecognized the property and recognized a gain of $0.1 million. We also recognized a note receivable, which had a balance of $11.8 million at December 31, 2012, to reflect the expected future payments under the lease. The remaining deferred gain of $3.9 million as of December 31, 2012 will be recognized into income in proportion to the principal payments on the note over the remaining lease term.

We had a B-note receivable that totaled $9.8 million at both December 31, 2012 and 2011 with a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

In addition, in connection with the Merger, we acquired three notes receivable. Two of these notes were repaid during 2011 and the remaining note was repaid in full in July 2012.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2012 and 2011, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was $0.2 million and less than $0.1 million at December 31, 2012 and 2011, respectively. Additionally, there have been no modifications of finance receivables during 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2012.

CPA®:16 – Global 2012 10-K — 73

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at December 31,		Net Investments in Direct Financing Leases at December 31,
Internal Credit Quality Indicator	2012	2011	2012	2011
1	1	2	$43,213	$51,309
2	2	3	35,197	69,318
3	13	13	230,527	250,523
4	7	6	152,902	95,986
5 (a)	1	-	5,992	-
			$467,831	$467,136

	Number of Obligors at December 31,		Notes Receivable at December 31,
Internal Credit Quality Indicator	2012	2011	2012	2011
1	-	-	$-	$-
2	1	2	9,836	9,784
3	2	2	33,558	21,793
4	-	1	-	23,917
5	-	-	-	-
			$43,394	$55,494

(a)         During 2012, a tenant in one of our properties filed for bankruptcy and stopped paying rent to us. As a result, our property-owning subsidiary, which leased the property to the tenant, stopped making payments on the non-recourse mortgage obligation encumbering the property. As of December 31, 2012, we were actively pursuing a new tenant for the property.

Note 7. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Investments in unconsolidated investments are required to be evaluated periodically. We compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

CPA®:16 – Global 2012 10-K — 74

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at December 31,
Lessee	at December 31, 2012	2012	2011
True Value Company (a)	50%	$43,100	$44,887
The New York Times Company (b)	27%	34,579	32,960
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	31%	30,932	31,886
Advanced Micro Devices, Inc. (a) (c)	67%	28,619	32,185
Schuler A.G. (a) (c) (d)	33%	21,178	20,951
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (d)	25%	20,837	20,460
The Upper Deck Company (a) (c) (e)	50%	7,998	9,880
Frontier Spinning Mills, Inc. (b)	40%	6,265	6,255
Del Monte Corporation (a)	50%	5,580	6,868
Police Prefecture, French Government (a) (d) (f)	50%	5,010	5,537
Actebis Peacock GmbH (b) (d)	30%	4,477	4,638
TietoEnator Plc (a) (d) (g)	40%	3,895	6,271
Barth Europa Transporte e.K/MSR Technologies GmbH (formerly Lindenmaier A.G.) (a) (d) (h)	33%	3,219	4,155
Town Sports International Holdings, Inc. (formerly LifeTime Fitness, Inc.) (a)	56%	3,203	3,485
Actuant Corporation (a) (d)	50%	2,711	2,618
Consolidated Systems, Inc. (a) (c)	40%	2,004	2,092
OBI A.G. (a) (d) (f)	25%	1,819	3,310
Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (d) (i)	35%	1,606	512
Talaria Holdings, LLC (a)	27%	453	691
Pohjola Non-life Insurance Company (a) (d) (j)	40%	190	4,662
		$227,675	$244,303

__________

(a)	This investment is jointly-owned with WPC.
(b)	This investment is jointly-owned with CPA®:17 – Global.
(c)	Represents a tenancy-in-common interest, under which the investment is under common control by us and our investment partner.
(d)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.
(e)	In July 2012, one of the properties was sold and the proceeds were distributed to the partners in this investment, of which our share was $1.7 million.
(f)	This decrease was primarily due to a principal payment made on the outstanding mezzanine loan.
(g)

In April 2012, we made a contribution of $0.8 million to this investment to partially prepay our share of its outstanding mortgage loan. Additionally, in September 2012 we recognized an other-than-temporary impairment charge of $2.9 million on this investment (Note 13).

(h)	In February 2012, one of the properties was sold and the proceeds were distributed to the partners in this investment, of which our share was $1.3 million.
(i)	In February 2012, the investment received $4.8 million of lease termination income from the former tenant, of which our share was $1.7 million.
(j)	In September 2012, we recognized an other-than-temporary impairment charge of $4.0 million on this investment (Note 13).

CPA®:16 – Global 2012 10-K — 75

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (in thousands):

	December 31,
	2012	2011
Real estate, net	$936,505	$879,158
Other assets	903,857	744,420
Total assets	1,840,362	1,623,578
Non-recourse and limited-recourse debt	(932,288)	(971,169)
Accounts payable, accrued expenses, and other liabilities	(130,857)	(89,334)
Total liabilities	(1,063,145)	(1,060,503)
Noncontrolling interests	(68,358)	(68,353)
Partners’/members’ equity	$708,859	$494,722

	Years Ended December 31,
	2012	2011	2010
Revenues	$174,159	$176,184	$142,918
Expenses	(97,830)	(99,060)	(82,338)
Impairment charges (a)	-	-	(4,145)
(Loss) gain on extinguishment of debt (b)	(206)	2,464	-
Net income from continuing operations	$76,123	$79,588	$56,435
Net income attributable to the equity investments (c) (d) (e)	$76,951	$82,635	$56,435

____________

(a)         Amount during the year ended December 31, 2010 included impairment charges totaling $4.1 million incurred by an investment that formerly leased property to Thales S.A. to reduce the carrying value of the property to its estimated fair value.

(b)         Amount during the year ended December 31, 2011 included a $2.5 million gain on extinguishment of debt recognized when the Barth Europa Transporte e.K/MSR Technologies GmbH investment bought back, at a discount, the non-recourse mortgage loan encumbering its property.

(c)          Amount during the year ended December 31, 2011 included impairment charges totaling $10.4 million incurred by a jointly-owned investment that formerly leased property to Best Buy Stores, L.P.

(d)         Amount during the year ended December 31, 2012 included a gain of approximately $1.0 million recognized by a jointly-owned investment as a result of selling its interests in one of the properties in the Barth Europa Transporte e.K/MSR Technologies GmbH investment. Amount during the year ended December 31, 2011 included a $2.9 million gain on the sale of properties by the LifeTime Fitness, Inc. jointly-owned investment.

(e)          Amount during the year ended December 31, 2011 included a $1.3 million gain on extinguishment of debt recognized when the Barth Europa Transporte e.K/MSR Technologies GmbH investment bought back, at a discount, the non-recourse mortgage loan encumbering its property. This property was later sold during 2012, as described above. Additionally, in connection with the sale described above, the jointly-owned investment that formerly leased property to Best Buy Stores, L.P. recognized a $0.3 million loss on extinguishment of debt.

We recognized income from equity investments in real estate of $17.8 million, $22.1 million, and $17.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments. During the third quarter of 2012, we recognized other-than-temporary impairment charges totaling $6.9 million to reduce the carrying value of the properties held by two jointly-owned investments to their estimated fair values (Note 13).

Note 8. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles which are being amortized over periods ranging from four years to 40 years. There were no intangible assets or liabilities recorded during 2012. In-place lease, tenant relationship, above-market rent, management contract, and franchise agreement intangibles are included in Intangible assets, net in the

CPA®:16 – Global 2012 10-K — 76

Notes to Consolidated Financial Statements

consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

	December 31,
	2012			2011
	Carrying Amount	Accumulated Amortization	Total	Carrying Amount	Accumulated Amortization	Total
Amortizable Intangible Assets
Management contract	$874	$(645)	$229	$874	$(531)	$343
Franchise agreement	2,240	(1,157)	1,083	2,240	(952)	1,288
	3,114	(1,802)	1,312	3,114	(1,483)	1,631
Lease intangibles:
In-place lease	361,242	(101,122)	260,120	366,886	(58,705)	308,181
Tenant relationship	33,615	(7,544)	26,071	33,622	(6,192)	27,430
Above-market rent	195,985	(46,688)	149,297	202,693	(25,767)	176,926
Below-market ground lease	6,752	(460)	6,292	6,611	(378)	6,233
	597,594	(155,814)	441,780	609,812	(91,042)	518,770
Total intangible assets	$600,708	$(157,616)	$443,092	$612,926	$(92,525)	$520,401

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(65,148)	$13,001	$(52,147)	$(65,812)	$9,400	$(56,412)
Total intangible liabilities	$(65,148)	$13,001	$(52,147)	$(65,812)	$9,400	$(56,412)

Net amortization of intangibles, including the effect of foreign currency translation, was $60.7 million, $48.5 million, and $8.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenue, while amortization of in-place lease and tenant relationship intangibles is included in depreciation and amortization.

Based on the intangible assets and liabilities recorded at December 31, 2012, scheduled net annual amortization of intangibles for each of the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013	$52,714
2014	46,762
2015	42,236
2016	38,907
2017	35,426
Thereafter	174,900
$390,945

Note 9. Fair Value Measurements

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

CPA®:16 – Global 2012 10-K — 77

Notes to Consolidated Financial Statements

Items Measured at Fair Value on a Recurring Basis

Our CCMT investment was fully matured at December 31, 2012. We received approximately $13.0 million related to the return of our investment as a result of the repayment of principal on certain mortgages included in the trust. At December 31, 2011, the fair value of our CCMT investment was $12.8 million. We did not have any other significant items measured at fair value on a recurring basis at December 31, 2012 and 2011.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		December 31, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,644,180	$1,656,684	$1,715,779	$1,718,375
Line of credit	3	143,000	143,000	227,000	227,000
Notes receivable (a)	3	43,394	44,363	55,494	57,025

___________

(a)         We determined the estimated fair value of our other financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2012 and 2011.

Items Measured at Fair Value on a Non-Recurring Basis

We perform an assessment, when required, of the value of certain of our real estate investments. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:16 – Global 2012 10-K — 78

Notes to Consolidated Financial Statements

The following table presents information about our other assets that were measured on a fair value basis (in thousands):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties (a)	$7,396	$5,531	$85,462	$7,515	$17,295	$2,835
Net investments in direct financing leases (a)	7,200	303	136,934	2,317	38,252	6,759
Equity investments in real estate (b)	4,587	6,879	5,685	3,833	1,226	1,046
Intangible assets	5,279	3,278	-	-	949	-
	$24,462	$15,991	$228,081	$13,665	$57,722	$10,640

Impairment Charges From Discontinued Operations:
Net investments in properties (a)	$8,604	$5,241	$50,614	$13,341	$-	$-
Net investments in direct financing leases (a)	-	-	2,310	41	1,313	214
Intangible assets	1,246	1,705	1,555	449	-	-
	$9,850	$6,946	$54,479	$13,831	$1,313	$214

___________

(a)         The fair value measurements for Net investments in properties and Net investments in direct financing leases were developed by third-party sources, subject to our corroboration for reasonableness, or are based on a purchase and sale agreement for a potential sale of a property that has not yet been consummated. There can be no assurance that any such sale will occur.

(b)         The fair value measurements for Equity investments in real estate were determined by our advisor, relying in part on the estimated fair value of the underlying real estate and mortgage debt, both of which were provided by a third party. The fair value of real estate was determined by reference to portfolio appraisals that determined their values on a property level. The portfolio appraisals apply a discounted cash flow analysis to the estimated net operating income for each property during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration of the lease. The proceeds from a hypothetical sale were derived by capitalizing the estimated net operating income of each property for the year following lease expiration after considering the re-tenanting of such property at estimated then-current market rental rate, at a selected capitalization rate, and deducting estimated costs of sale.

The discount rates and residual capitalization rates used to value the properties were selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant had a purchase option deemed by the appraiser to be materially favorable to the tenant, or the tenant had long-term renewal options at rental rates below estimated market rental rates, the appraisal assumed the exercise of such purchase option or long-term renewal options in its determination of residual value. Where a property was deemed to have excess land, the discounted cash flow analysis included the estimated excess land value at the assumed expiration of the lease, based upon an analysis of comparable land sales or listings in the general market area of the property grown at estimated market growth rates through the year of lease expiration. For those properties that were currently under contract for sale, the appraised value of the portfolio reflected the current contractual sale price of such properties.

CPA®:16 – Global 2012 10-K — 79

Notes to Consolidated Financial Statements

Real estate valuation requires significant judgment. We determined the significant inputs to be Level 3 with ranges for the underlying real estate and for our Equity investments in real estate as follows:

•                  discount rates applied to the estimated net operating income of each property ranged from approximately 3.5% to 15.3%, with a weighted-average discount rate of 9.5%;

•                  discount rates applied to the estimated residual value of each property ranged from approximately 6.0% to 13.3%, with a weighted-average discount rate of 9.5%;

•                  residual capitalization rates applied to the properties ranged from approximately 7.0% to 12.5%, with a weighted-average capitalization rate of 8.1%. The fair value of such property-level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•                  discount rates applied to the future property-level debt for valuing equity investments ranged from approximately 2.0% to 8.6%, with a weighted-average discount rate of 5.1%, excluding situations where fair value of assets was estimated to be lower than the outstanding balance of property-level debt, and thus debt was capped at value of assets securing it, as the loans are non-recourse.

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

Note 10. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk, and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our Credit Agreement. Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand and are subject to the risks associated with changing foreign currency exchange rates.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

CPA®:16 – Global 2012 10-K — 80

Notes to Consolidated Financial Statements

The following table sets forth certain information regarding our derivative instruments (in thousands):

		Asset Derivatives Fair Value		Liability Derivatives Fair Value
Derivatives Designated		at December 31,		at December 31,
as Hedging Instruments	Balance Sheet Location	2012	2011	2012	2011
Foreign currency contracts	Other assets, net	$172	$1,194	$-	$-
Foreign currency contracts	Accounts payable, accrued expenses, and other liabilities	-	-	(2,361)	-
Interest rate cap	Other assets, net	36	-	-	-
Interest rate swaps	Accounts payable, accrued expenses, and other liabilities	-	-	(5,411)	(4,155)

Derivatives Not Designated
as Hedging Instruments
Embedded credit derivative	Other assets, net	-	29	-	-
Stock warrants	Other assets, net	1,161	1,161	-	-
Total derivatives		$1,369	$2,384	$(7,772)	$(4,155)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps	$(1,419)	$(1,028)	$(162)
Interest rate cap	(662)	-	-
Foreign currency contracts	(3,383)	1,300	99
Total	$(5,464)	$272	$(63)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Interest rate swaps (a)	$(1,154)	$(533)	$-
Foreign currency contracts (b)	912	254	(62)
Total	$(242)	$(279)	$(62)

___________

(a)         During the year ended December 31, 2012, we reclassified $0.2 million from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships on certain interest rate swaps. No such amounts were reclassified during the years ended December 31, 2011 and 2010.

(b)         Gains (losses) reclassified from Other comprehensive income (loss) into income for contracts that have settled are included in Other income and (expenses).

CPA®:16 – Global 2012 10-K — 81

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Years Ended December 31,
Hedging Relationships	Recognized in Income	2012	2011	2010
Embedded credit derivative (a)	Other income and (expenses)	$(28)	$(17)	$(846)
Stock warrants	Other income and (expenses)	-	(162)	108
Interest rate swaps (b)	Other income and (expenses)	-	(1,237)	-
Total		$(28)	$(1,416)	$(738)

(a)         Included losses attributable to noncontrolling interests totaling less than $0.1 million for each of the years ended December 31, 2012 and 2011, respectively, and $0.6 million for the year ended December 31, 2010.

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

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at December 31, 2012 are summarized as follows (currency in thousands):

		Notional	Cap	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	December 31, 2012
1-Month LIBOR	“Pay-fixed” swap	$3,648	N/A	6.7%	2/2008	2/2018	$(614)
1-Month LIBOR	“Pay-fixed” swap	$11,253	N/A	5.6%	3/2008	3/2018	(1,669)
1-Month LIBOR	“Pay-fixed” swap	$5,983	N/A	6.4%	7/2008	7/2018	(1,049)
1-Month LIBOR	“Pay-fixed” swap	$3,828	N/A	6.9%	3/2011	3/2021	(600)
1-Month LIBOR	“Pay-fixed” swap	$5,734	N/A	5.4%	11/2011	12/2020	(293)
1-Month LIBOR	“Pay-fixed” swap	$5,878	N/A	4.9%	12/2011	12/2021	(304)
1-Month LIBOR	“Pay-fixed” swap	$8,789	N/A	5.1%	3/2012	11/2019	(483)
3-Month Euro Interbank Offered Rate (“Euribor”) (a)	Interest rate cap	€53,986	3.0%	N/A	4/2012	4/2017	36
1-Month LIBOR	“Pay-fixed” swap	$1,960	N/A	4.6%	5/2012	11/2017	(52)
1-Month LIBOR	“Pay-fixed” swap	$9,875	N/A	3.3%	6/2012	6/2017	(165)
1-Month LIBOR	“Pay-fixed” swap	$9,956	N/A	1.6%	9/2012	10/2020	(182)
							$(5,375)

___________

(a)         Fair value amount is based on the applicable exchange rate at December 31, 2012.

CPA®:16 – Global 2012 10-K — 82

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at December 31, 2012 were designated as cash flow hedges and are summarized as follows (currency in thousands):

	Ownership					Effective
	Interest at		Notional	Cap		Interest	Effective	Expiration	Fair Value at
Description	December 31, 2012	Type	Amount	Rate	Spread	Rate	Date	Date	December 31, 2012
3-Month LIBOR (a)	25.0%	“Pay-fixed swap”	€112,454	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/2016	$(16,601)
3-Month LIBOR	27.3%	Interest rate cap	$119,260	4%	1.2%	N/A	8/2009	8/2014	1
3-Month Euribor (a)	35.0%	“Pay-fixed swap”	€15,970	N/A	N/A	0.9%	4/2012	7/2013	(86)
									$(16,686)

___________

(a)         Fair value amounts are based on the applicable exchange rate at December 31, 2012.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at December 31, 2012 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	December 31, 2012 (a)
Collars	€2,262	$1.40 - 1.42	9/2011	3/2013	$172
Forward contracts	53,550	1.28 - 1.30	5/2012	6/2013 - 6/2017	(2,300)
Forward contracts	9,800	1.35	12/2012	9/2017 - 3/2018	(61)
	€65,612				$(2,189)

___________

(a)         Amounts are based on the applicable exchange rate at December 31, 2012.

Embedded Credit Derivative

In connection with our April 2007 investment in a portfolio of German properties (Hellweg 2 transaction) through an entity in which we have a total effective ownership interest of 26% and which we consolidate, we obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component of the financing was converted into a variable interest rate instrument. Through the entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be an embedded credit derivative.

CPA®:16 – Global 2012 10-K — 83

Notes to Consolidated Financial Statements

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At December 31, 2012, we estimate that an additional $1.2 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps and caps and $0.2 million will be reclassified to Other income and (expenses) related to our foreign currency contracts and collars.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of December 31, 2012. At December 31, 2012, both our total credit exposure, inclusive of noncontrolling interest, and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $7.9 million and $4.3 million at December 31, 2012 and 2011, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2012 or 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $8.5 million or $4.7 million, respectively.

CPA®:16 – Global 2012 10-K — 84

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the fourth quarter of 2012, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our share of equity investments or noncontrolling interests.

December 31, 2012
Region:
Total U.S.	66%
Germany	16%
Other Europe	15%
Total Europe	31%
Other international	3%
Total international	34%
Total	100%

Asset Type:
Industrial	37%
Warehouse/Distribution	23%
Retail	18%
Office	14%
All other	8%
Total	100%

Tenant Industry:
Retail	26%
All other	74%
Total	100%

Tenant:
Hellweg Die Profi-Baumarkte (Germany) (Retail industry)	12%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 11. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.4 billion and $2.2 billion at December 31, 2012 and 2011, respectively. Our mortgage notes payable had fixed annual interest rates ranging from 4.4% to 7.8% and variable annual effective interest rates ranging from 1.1% to 6.9%, with maturity dates ranging from 2014 to 2031, at December 31, 2012.

During 2012, we obtained new non-recourse mortgage financing totaling $50.1 million, with a weighted-average annual interest rate and term of 4.8% and 8.1 years, respectively. Of the total financing, $21.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

During 2012, we refinanced maturing non-recourse mortgage loans totaling $22.0 million with new non-recourse financing totaling $25.5 million and a weighted-average annual interest rate and term of 5.0% and 6.9 years, respectively. Of the total financing, $10.0

CPA®:16 – Global 2012 10-K — 85

Notes to Consolidated Financial Statements

million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap. We recognized a net gain on extinguishment of debt of $0.2 million related to the refinancings.

During 2012, we entered into an arrangement with one our lenders on a non-recourse financing that enabled us to repay the outstanding indebtedness of approximately $10.0 million for cash of approximately $8.7 million at a discount. As part of this arrangement, we have a contingent obligation to pay the lender any proceeds received from a sale of the previously-collateralized property in excess of $6.0 million within two years. We have accounted for this as a troubled debt restructuring in accordance with ASC 470-60, Troubled Debt Restructurings By Debtors. Accordingly, we have not recognized a gain on the discounted payoff, but we will record such amount upon expiration of the contingent obligation.

In May 2012, we modified and partially extinguished the non-recourse mortgage loan outstanding related to our Hellweg 2 investment, which had a total balance of $352.3 million at the time of extinguishment. We recognized a gain on extinguishment of debt of $5.8 million.

Additionally, during 2012, in connection with the repayment of several non-recourse mortgages, we recognized a net loss on extinguishment of debt of $0.5 million.

At December 31, 2012, one of our property-owning subsidiaries was in default on one of its non-recourse mortgage obligations with an outstanding balance of $3.7 million. The property encumbered by this mortgage obligation was not included in the borrowing base pool for our line of credit, as described below.

In connection with obtaining our line of credit during the second quarter of 2011, as described below, we defeased eight loans with an aggregate fair value of $68.5 million and incurred a $2.5 million net loss on extinguishment of debt for year ended December 31, 2011.

Line of Credit

On May 2, 2011, we entered into the Credit Agreement with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub is the borrower, and we and the Operating Partnership are guarantors. On August 1, 2012, we amended the Credit Agreement to reduce the amount available under the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from LIBOR plus 3.25% to LIBOR plus 2.50%, and to decrease the number of properties in our borrowing base pool. The Credit Agreement is scheduled to mature on August 1, 2015, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Credit Agreement. We incurred costs of $1.1 million to amend the facility, which are being amortized over the term of the Credit Agreement.

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At December 31, 2012, availability under the line was $210.3 million, of which we had drawn $143.0 million.

The Credit Agreement is fully recourse to us and contains customary affirmative and negative covenants, including covenants that restrict us and our subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay distributions, enter into certain transactions with affiliates, and change the nature of our business or fiscal year. In addition, the Credit Agreement contains customary events of default.

The Credit Agreement stipulates certain financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at December 31, 2012.

CPA®:16 – Global 2012 10-K — 86

Notes to Consolidated Financial Statements

Scheduled debt principal payments during each of the next five years following December 31, 2012 and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013	$44,457
2014	102,569
2015 (b)	301,905
2016	246,664
2017	636,196
Thereafter through 2031	460,301
1,792,092
Unamortized discount, net (c)	(4,912)
Total	$1,787,180

___________

(a)         Certain amounts are based on the applicable foreign currency exchange rate at December 31, 2012.

(b)         Includes $143.0 million outstanding under our Credit Agreement, which is scheduled to mature in 2015, unless extended pursuant to its terms.

(c)          Represents the fair value adjustment of $6.3 million resulting from the assumption of property-level debt in connection with the Merger, partially offset by a $1.4 million unamortized discount on a non-recourse loan that we repurchased from the lender.

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

Note 13. Impairment Charges

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net investments in properties (a)	$8,809	$7,515	$2,835
Net investments in direct financing leases	303	2,317	6,759
Total impairment charges included in expenses	9,112	9,832	9,594
Equity investments in real estate (b)	6,879	3,833	1,046
Total impairment charges included in income from continuing operations	15,991	13,665	10,640
Impairment charges included in discontinued operations	6,946	13,831	214
Total impairment charges	$22,937	$27,496	$10,854

(a)         Includes impairment charges recognized on intangible assets related to net investments in properties during the year ended December 31, 2012 (Note 9).

(b)         Other-than-temporary impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.

Significant impairment charges, and their related triggering events, recognized during the years ended December 31, 2012, 2011, and 2010 were as follows:

Real Estate

For further details about our Net investments in properties, refer to Note 5.

CPA®:16 – Global 2012 10-K — 87

Notes to Consolidated Financial Statements

2012 — During 2012, we recognized impairment charges totaling $8.8 million on several properties in order to reduce their carrying values to their estimated fair values due to a tenant liquidation, anticipated sales of the properties, and declines in market conditions. At December 31, 2012, these properties were classified as Net investment in properties in the consolidated financial statements.

2011 — During 2011, we recognized an impairment charge of $7.5 million on a property in order to reduce the carrying value of the property to its estimated fair value due to the tenant vacating the property. At December 31, 2012, this property was classified as Net investment in properties in the consolidated financial statements.

2010 — During 2010, we recognized impairment charges of $9.6 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, on several properties in order to reduce their carrying values to their estimated fair values based on a potential sale of a property, which was ultimately not consummated, or in connection with other-than-temporary declines in the estimated fair values of the properties’ residual values. At December 31, 2012, the buildings were classified as Net investments in direct financing leases and the land was classified as Net investments in properties in the consolidated financial statements.

Direct Financing Leases

For further details about our Net investments in direct financing leases, refer to Note 6.

2012 — During 2012, we recognized impairment charges totaling $0.3 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values.

2011 — During 2011, we recognized impairment charges totaling $2.3 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values.

Equity Investments in Real Estate

For further details about our Equity investments in real estate, refer to Note 7.

2012 — During 2012, we recognized other-than-temporary impairment charges totaling $6.9 million on two jointly-owned investments in order to reduce the carrying values of our jointly-owned investments in properties to their estimated fair values, due to a tenant giving notice that it will not renew its lease and a decline in market conditions. The investments were consolidated by CPA®:15 prior to the WPC/CPA®:15 Merger. As part of the WPC/CPA®:15 Merger, all of CPA®:15’s assets were valued by a third party (Note 7).

2011 — During 2011, we recognized an other-than-temporary impairment charge of $3.8 million on a jointly-owned investment in order to reduce the carrying values of several properties held by the jointly-owned investment to their estimated fair values based on a potential sale of the properties, which was ultimately consummated.

2010 — During 2010, we recognized other-than-temporary impairment charges totaling $1.0 million on two jointly-owned investments to reflect declines in the estimated fair values of each jointly-owned investments’ underlying net assets in comparison with the carrying values of our interests.

Properties Sold

For further details about properties sold, refer to Note 17.

2012 — During 2012, we recognized impairment charges of $6.9 million on several properties in order to reduce their carrying values to their estimated fair values based on potential sales of the properties, which were ultimately consummated. The results of operations for these properties are included in (Loss) income from discontinued operations, net of tax in the consolidated financial statements.

2011 — During 2011, we recognized impairment charges totaling $13.8 million, inclusive of amounts attributable to noncontrolling interests of less than $0.1 million, on several properties in order to reduce their carrying values to their estimated fair values based on the tenants filing for bankruptcy. These impairment charges included $12.4 million incurred in connection with several properties formerly leased to International Aluminum Corp. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities

CPA®:16 – Global 2012 10-K — 88

Notes to Consolidated Financial Statements

that most significantly impacted the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011 and, under accounting guidance that existed at that time, recognized a gain on deconsolidation of $1.2 million. The results of operations for these properties are included in (Loss) income from discontinued operations, net of tax in the consolidated financial statements.

2010 — During 2010, we recognized impairment charges totaling $0.2 million on several properties accounted for as Net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values. The results of operations for the properties are included in (Loss) income from discontinued operations, net of tax in the consolidated financial statements.

Note 14. Equity

Distributions

Distributions paid to stockholders consist of ordinary income, capital gains, return of capital, or a combination thereof for income tax purposes. The following table presents annualized distributions per share reported for tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e):

	Years Ended December 31,
	2012	2011	2010
Ordinary income	$0.3168	$0.4107	$0.1320
Return of capital	0.3373	-	0.5304
Capital gains	-	0.2535	-
Total distributions	$0.6541	$0.6642	$0.6624

We declared a quarterly distribution of $0.1668 per share in December 2011, which was paid in January 2012 to stockholders of record at December 31, 2011 and of which 8.6% was deemed a taxable distribution for the year ended December 31, 2011.

We declared a quarterly distribution of $0.1676 per share in December 2012, which was paid in January 2013 to stockholders of record at December 31, 2012.

The following table presents distributions per share reported for tax purposes of CPA 16 Merger Sub, which was formed in 2011:

	Years Ended December 31,
	2012	2011
Ordinary income	$0.3382	$0.2978
Return of capital	0.1634	-
Capital gains	-	0.2197
Total distributions	$0.5016	$0.5175

CPA®:16 – Global 2012 10-K — 89

Notes to Consolidated Financial Statements

Transfer from Noncontrolling Interest

The following table presents a reconciliation of the effect of a transfer in noncontrolling interest (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net income attributable to CPA®:16 – Global stockholders	$18,066	$9,500	$32,007
Transfer from noncontrolling interest
Increase in CPA®:16 – Global’s additional paid-in capital through the Merger	-	3,543	-
Change to net income attributable to CPA®:16 – Global stockholders and transfer from noncontrolling interest	$18,066	$13,043	$32,007

Accumulated Other Comprehensive Loss

The following table presents Accumulated other comprehensive loss in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2012	2011
Unrealized gain on marketable securities	$(10)	$(53)
Foreign currency translation adjustment	(22,092)	(28,387)
Unrealized loss on derivative instrument	(10,452)	(4,601)
Unrealized loss on marketable securities attributable to noncontrolling interests	(21)	(21)
Reclassification of cumulative foreign currency translation adjustment due to Carrefour acquisition (Note 5)	5,532	5,532
Accumulated other comprehensive loss	$(27,043)	$(27,530)

Note 15. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the year ended December 31, 2012.

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

The following table presents a reconciliation of redeemable noncontrolling interests (in thousands):

	Years Ended December 31,
	2012	2011	2010
Beginning balance	$21,306	$21,805	$337,397
Foreign currency translation adjustment	441	(499)	(18,329)
Reduction in noncontrolling interest due to Hellweg 2 option exercise (Note 6)	-	-	(297,263)
Ending balance	$21,747	$21,306	$21,805

Note 16. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure,

CPA®:16 – Global 2012 10-K — 90

Notes to Consolidated Financial Statements

we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

We conduct business in the various states and municipalities within the U.S. and in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with ASC 740, Income Taxes. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2012	2011
Balance at beginning of year	$1,150	$491
Addition of CPA®:14 unrecognized tax benefit prior to Merger	-	409
Additions based on tax positions related to the current year	374	241
Additions for tax positions of prior years	-	95
Reductions for tax positions of prior years	-	(8)
Reductions for expiration of statute of limitations	(191)	(78)
Balance at end of year	$1,333	$1,150

At December 31, 2012, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2012 and 2011, we had $0.1 million of accrued interest related to uncertain tax positions.

Our provision for income taxes was $10.9 million, $11.6 million, and $4.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Our current year provision is comprised primarily of our current foreign tax provision totaling $9.8 million, of which $5.0 million relates to our Hellweg 2 investment, $2.5 million relates to the Carrefour properties acquired in the Merger, and $0.9 million relates to various German investments. We have no material federal income tax provision or deferred tax provision.

As of December 31, 2012 and 2011, we had net operating losses (“NOL”) in foreign jurisdictions of approximately $38.5 million and $22.2 million, respectively, translating to a deferred tax asset before valuation allowance of $9.0 million and $5.5 million, respectively. Our NOLs began expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2012 and 2011, $9.0 million and $5.5 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

We have elected to treat two of our corporate subsidiaries, which engage in hotel operations, as TRSs. These subsidiaries own hotels that are managed on our behalf by third-party hotel management companies. A TRS is subject to corporate federal income taxes and we provide for income taxes. One of these subsidiaries operated at a loss since inception until it became profitable in the fourth quarter of 2011. We have recorded a full valuation allowance for this subsidiary’s NOL carry-forwards. The other subsidiary became profitable in the first quarter of 2009, and therefore we have recorded a tax provision for this subsidiary.

Note 17. Discontinued Operations

From time to time, we decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

CPA®:16 – Global 2012 10-K — 91

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Years Ended December 31,
	2012	2011	2010
Revenues	$3,442	$9,223	$6,872
Expenses	(3,848)	(9,225)	(5,789)
(Loss) gain on sale of real estate	(4,087)	81	-
(Loss) gain on extinguishment of debt	(356)	672	7,961
Impairment charges	(6,946)	(13,831)	(214)
(Loss) income from discontinued operations	$(11,795)	$(13,080)	$8,830

2012 — During 2012, we sold 11 domestic properties for $24.9 million, net of selling costs, and recognized a net loss on the sales totaling $4.1 million and a net loss on the extinguishment of debt totaling $0.4 million, excluding impairment charges totaling $6.9 million recognized during the current year and $1.2 million previously recognized during 2011. The net gain on the extinguishment of debt excluded net loss on the extinguishment of debt of $0.1 million previously recognized during 2011.

In January 2012, we restructured our lease with PRG so as to extend the lease term to June 2029 and also give PRG the option to purchase the property at predetermined dates and prices during the lease term. If PRG does not exercise its purchase option, the property transfers to the tenant for $1 at the end of the lease term. The restructured lease is accounted for as a sales-type lease due to the automatic transfer of title at the end of the lease. At December 31, 2012, this asset was classified as Notes receivable in our consolidated balance sheet (Note 6).

2011 — During 2011, we sold 27 properties, of which the results of operations of 25 properties are reflected as discontinued operations in the consolidated financial statements. These 25 properties were sold for $129.9 million, net of selling costs, and we recognized a net loss on the sales totaling less than $0.1 million and a net gain on the extinguishment of debt totaling $0.8 million, excluding impairment charges totaling $12.6 million recognized during 2011 and $0.2 million previously recognized during 2010.

The sales included the sale by a jointly-owned investment in which we and CPA®:15 held interests of 70% and 30%, respectively, and which we consolidate, of several properties leased to PETsMART for $74.0 million in July 2011. Our share of the sale price was approximately $51.8 million. The investment used a portion of the sale proceeds to defease the non-recourse mortgage loan totaling $25.1 million on the related properties, of which our share was $17.6 million. As our interest was acquired at fair value through the Merger in May 2011, the disposition did not result in a gain or loss. Rather, the difference between our initial provisional carrying amount and sales price was considered a measurement period adjustment (Note 3).

(Loss) income from discontinued operations, net of tax included activity related to the deconsolidation of a subsidiary which leased properties to International Aluminum Corp. In May 2011, International Aluminum Corp. filed for bankruptcy protection and terminated their lease with us in bankruptcy proceedings. In August 2011, we suspended debt service payments on the related non-recourse mortgage loan and the court appointed a receiver to take possession of the properties. As we no longer had control over the activities that most significantly impacted the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the third quarter of 2011. At the date of deconsolidation, the property had a carrying value of $38.1 million, reflecting the impact of impairment charges totaling $12.4 million recognized during the second quarter of 2011, and the related non-recourse mortgage loan had an outstanding balance of $38.7 million. In connection with this deconsolidation, and under accounting guidance that existed at that time, we recognized a gain of $1.2 million, which is included in Gain on extinguishment of debt from discontinued operations in the consolidated financial statements.

2010 — During 2010, we foreclosed on a property which was subsequently sold by the bank to a third party for $2.0 million and recognized a net gain on the extinguishment of debt of $0.9 million.

(Loss) income from discontinued operations, net of tax included activity related to the deconsolidation of a subsidiary which leased a property to Goertz & Schiele Corp. We suspended debt service payments on the related non-recourse debt obligation after our tenant, Goertz & Schiele Corp., ceased making rent payments to us. Goertz & Schiele Corp. had filed for bankruptcy and, in January 2010, terminated its lease with us in bankruptcy proceedings, and we subsequently consented to a court order appointing a receiver. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession by the receiver, we deconsolidated the subsidiary during the first quarter of 2010. At the date of deconsolidation, the property had a carrying value of $5.9 million and the non-recourse mortgage loan had an outstanding balance of $13.3 million. In

CPA®:16 – Global 2012 10-K — 92

Notes to Consolidated Financial Statements

connection with this deconsolidation, and under accounting guidance that existed at that time, we recognized a gain of $7.1 million, inclusive of amounts attributable to noncontrolling interests of $3.5 million. We have recorded the operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the property.

Note 18. Segment Information

We have determined that we operate in one reportable segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2012	Domestic	Foreign (a)	Total Company
Revenues	$217,120	$106,049	$323,169
Total long-lived assets (b)	2,126,513	1,082,465	3,208,978

Year Ended December 31, 2011	Domestic	Foreign (a)	Total Company
Revenues	$190,699	$118,966	$309,665
Total long-lived assets (b)	2,275,279	1,107,162	3,382,441

Year Ended December 31, 2010	Domestic	Foreign (a)	Total Company
Revenues	$127,195	$101,385	$228,580
Total long-lived assets (b)	1,306,055	970,927	2,276,982

___________

(a)         Consists of operations in the European Union (primarily Germany), Canada, Mexico, Malaysia, and Thailand.

(b)         Consists of Net investments in properties; Net investments in direct financing leases; Equity investments in real estate; Assets held for sale; and Intangible assets, net, as applicable.

CPA®:16 – Global 2012 10-K — 93

Notes to Consolidated Financial Statements

Note 19. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts):

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Revenues (a)	$82,832	$81,946	$79,074	$79,317
Expenses (a)	(43,638)	(43,461)	(42,220)	(51,323)
Net income	11,448	18,353	4,183	7,466
Less: Net income attributable to noncontrolling interests	(3,773)	(9,825)	(4,187)	(7,791)
Less: Net (income) loss attributable to redeemable noncontrolling interests	(355)	(551)	(385)	3,483
Net income (loss) attributable to CPA®:16 – Global stockholders	7,320	7,977	(389)	3,158
Earnings per share attributable to CPA®:16 – Global stockholders	0.03	0.04	-	0.02

Distributions declared per share	0.1670	0.1672	0.1674	0.1676

	Three Months Ended
	March 31, 2011 (b)	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a)	$58,673	$79,933	$84,798	$86,261
Expenses (a)	(32,497)	(83,127)	(43,841)	(51,859)
Net income (loss)	7,783	(18,324)	25,720	6,114
Less: Net income attributable to noncontrolling interests	(1,960)	(1,391)	(2,447)	(4,093)
Less: Net income attributable to redeemable noncontrolling interests	(421)	(456)	(510)	(515)
Net income (loss) attributable to CPA®:16 – Global stockholders	5,402	(20,171)	22,763	1,506
Earnings (loss) per share attributable to CPA®:16 – Global stockholders	0.04	(0.12)	0.11	0.02

Distributions declared per share	0.1656	0.1656	0.1662	0.1668

__________

(a)         Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)         The results of operations for the first quarter of 2011 do not reflect the impact of the Merger.

Note 20. Pro Forma Financial Information (Unaudited)

The following consolidated pro forma financial information has been presented as if the Merger had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

CPA®:16 – Global 2012 10-K — 94

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts):

	Years Ended December 31,
	2011	2010
Pro forma total revenues (a)	$340,781	$344,953

Pro forma income from continuing operations	58,233	82,019
Less: Income from continuing operations attributable to noncontrolling interests	(14,301)	(23,856)
Pro forma income from continuing operations attributable to CPA®:16 – Global stockholders (b)	$43,932	$58,163
Pro forma earnings per share: (c)
Income from continuing operations attributable to CPA®:16 – Global stockholders	$0.22	$0.29

___________

(a)         Amounts for both the years ended December 31, 2011 and 2010 include results of operations for the 11 properties sold during 2012.

(b)         The pro forma income from continuing operations attributable to CPA®:16 – Global stockholders reflects expenses incurred related to the Merger of approximately $13.6 million for the year ended December 31, 2011.

(c)          The pro forma weighted average shares outstanding for each of the years ended December 31, 2011 and 2010 totaled 200,259,685 shares and were determined as if all shares issued since our inception through December 31, 2011 were issued on January 1, 2010.

CPA®:16 – Global 2012 10-K — 95

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial, warehouse/distribution, and office facilities in Englewood, CA and industrial facility in Chandler, AZ	$6,774	$3,380	$8,885	$-	$3	$3,380	$8,888	$12,268	$1,898	Jun. 2004	40 yrs.
Industrial and office facilities in Hampton, NH	12,558	9,800	19,960	-	(14,952)	4,454	10,354	14,808	3,199	Jul. 2004	40 yrs.
Land in Alberta, Calgary, Canada	1,396	2,247	-	-	699	2,946	-	2,946	-	Aug. 2004	N/A
Office facility in Tinton Falls, NJ	8,030	1,700	12,934	-	-	1,700	12,934	14,634	2,681	Sep. 2004	40 yrs.
Industrial facility in The Woodlands, TX	22,838	6,280	3,551	27,331	-	6,280	30,882	37,162	5,637	Sep. 2004	40 yrs.
Office facility in Southfield, MI	7,508	1,750	14,384	-	-	1,750	14,384	16,134	2,862	Jan. 2005	40 yrs.
Industrial facility in Cynthiana, KY	3,414	760	6,885	524	2	760	7,411	8,171	1,428	Jan. 2005	40 yrs.
Industrial facility in Buffalo Grove, IL	8,146	2,120	12,468	-	-	2,120	12,468	14,588	2,480	Jan. 2005	40 yrs.
Office and industrial facilities in Lumlukka, Thailand and warehouse/distribution and office facilities in Udom Soayudh Road, Thailand	15,471	8,942	10,547	6,174	6,553	11,150	21,066	32,216	4,036	Jan. 2005	40 yrs.
Industrial facility in Allen, TX and office facility in Sunnyvale, CA	12,778	10,960	9,933	-	-	10,960	9,933	20,893	1,956	Feb. 2005	40 yrs.
Industrial facilities in Sandersville, GA; Erwin, TN; and Gainsville, TX	2,859	1,190	5,961	-	(1,376)	570	5,205	5,775	1,025	Feb. 2005	40 yrs.
Office facility in Piscataway, NJ	72,131	19,000	70,490	-	(308)	18,692	70,490	89,182	13,730	Mar. 2005	40 yrs.
Land in Stuart, FL; Trenton and Southwest Harbor, ME; and Portsmouth, RI	9,351	20,130	-	-	(2,835)	17,295	-	17,295	-	May 2005	N/A
Industrial facilities in Peru, IL; Huber Heights, Lima, and Sheffield, OH; and Lebanon, TN; and an office facility in Lima, OH	15,525	1,720	23,439	-	-	1,720	23,439	25,159	4,468	May 2005	40 yrs.
Industrial facility in Cambridge, Canada	6,242	800	8,158	-	2,309	1,017	10,250	11,267	1,953	May 2005	40 yrs.
Education facility in Nashville, TN	5,839	200	8,485	140	-	200	8,625	8,825	1,613	Jun. 2005	40 yrs.
Industrial facility in Ramos Arizpe, Mexico	-	390	3,227	6	2	390	3,235	3,625	603	Jul. 2005	40 yrs.

CPA®:16 – Global 2012 10-K — 96

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Warehouse/distribution facility in Norwich, CT	12,991	1,400	6,698	28,357	2	2,600	33,857	36,457	5,797	Aug. 2005	40 yrs.
Industrial facility in Glasgow, Scotland	6,191	1,264	7,885	-	(5,135)	490	3,524	4,014	976	Aug. 2005	40 yrs.
Industrial facility in Aurora, CO	3,091	460	4,314	-	(728)	460	3,586	4,046	654	Sep. 2005	40 yrs.
Warehouse/distribution facility in Kotka, Finland	6,325	-	12,266	-	1,122	-	13,388	13,388	3,176	Oct. 2005	29 yrs.
Warehouse/distribution facility in Plainfield, IN	21,150	1,600	8,638	18,185	-	4,200	24,223	28,423	3,870	Nov. 2005	40 yrs.
Residential facility in Blairsville, PA (d)	14,417	648	2,896	23,295	-	1,046	25,793	26,839	3,620	Dec. 2005	40 yrs.
Residential facility in Laramie, WY (d)	16,575	1,650	1,601	21,450	-	1,650	23,051	24,701	3,308	Jan. 2006	40 yrs.
Warehouse/distribution and industrial facilities in Houston, Weimar, Conroe, and Odessa, TX	7,232	2,457	9,958	-	190	2,457	10,148	12,605	2,507	Mar. 2006	20 - 30 yrs.
Office facility in Greenville, SC	9,535	925	11,095	-	57	925	11,152	12,077	2,282	Mar. 2006	33 yrs.
Retail facilities in Maplewood, Creekskill, Morristown, Summit, and Livingston, NJ	32,621	10,750	32,292	-	98	10,750	32,390	43,140	6,051	Apr. 2006	35 - 39 yrs.
Warehouse/distribution facilities in Alameda, CA and Ringwood, NJ	5,539	1,900	5,882	-	(3,351)	1,090	3,341	4,431	956	Jun. 2006	40 yrs.
Industrial facility in Amherst, NY	9,302	500	14,651	-	-	500	14,651	15,151	3,134	Aug. 2006	30 yrs.
Industrial facility in Shah Alam, Malaysia	7,920	-	3,927	3,496	712	-	8,135	8,135	939	Sep. 2006	35 yrs.
Warehouse/distribution facility in Spanish Fork, UT	7,945	1,100	9,448	-	-	1,100	9,448	10,548	1,457	Oct. 2006	40 yrs.
Industrial facilities in Georgetown, TX and Woodland, WA	3,359	800	4,368	3,693	2,570	1,737	9,694	11,431	1,130	Oct. 2006	40 yrs.
Office facility in Washington, MI	28,755	7,500	38,094	-	-	7,500	38,094	45,594	5,794	Nov. 2006	40 yrs.
Office and industrial facilities in St. Ingbert and Puttlingen, Germany	9,027	1,248	10,921	-	(6,806)	475	4,888	5,363	1,012	Dec. 2006	40 yrs.
Warehouse/distribution facilities in Flora, MS and Muskogee, OK	3,645	335	5,816	-	-	335	5,816	6,151	885	Dec. 2006	40 yrs.
Various transportation and warehouse facilities throughout France	28,086	4,341	6,254	4,521	22,805	29,663	8,258	37,921	1,646	Dec. 2006, Mar. 2007	30 yrs.
Industrial facility in Fort Collins, CO	8,087	1,660	9,464	-	-	1,660	9,464	11,124	1,420	Dec. 2006	40 yrs.
Industrial facility in St. Charles, MO	13,075	2,300	15,433	-	-	2,300	15,433	17,733	2,315	Dec. 2006	40 yrs.
Industrial facilities in Salt Lake City, UT	5,047	2,575	5,683	-	-	2,575	5,683	8,258	887	Dec. 2006	38 - 40 yrs.

CPA®:16 – Global 2012 10-K — 97

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Warehouse/distribution facilities in Atlanta, Doraville, and Rockmart, GA	56,414	10,060	72,000	6,816	-	10,060	78,816	88,876	12,440	Feb. 2007	30 - 40 yrs.
Industrial facility in Tuusula, Finland	15,010	1,000	16,779	8	(127)	991	16,669	17,660	2,956	Mar. 2007	32 yrs.
36 retail facilities throughout Germany	355,014	83,345	313,770	30,459	(10,587)	82,626	334,361	416,987	52,674	Apr. 2007	30 - 40 yrs.
Industrial facility in Nashville, TN	-	1,872	14,665	-	(7,886)	1,320	7,331	8,651	1,440	Jun. 2007, Jul. 2007	28 - 35 yrs.
Industrial facility in Sacramento, CA	29,653	-	42,478	3	-	-	42,481	42,481	5,752	Jul. 2007	40 yrs.
Industrial facility in Guelph, Canada	6,277	4,592	3,657	-	(4,368)	2,006	1,875	3,881	254	Jul. 2007	40 yrs.
Retail facilities in Wichita, KS and Oklahoma City, OK and warehouse/distribution facility in Wichita, KS	7,493	2,090	9,128	8	-	2,090	9,136	11,226	1,649	Jul. 2007	30 yrs.
Industrial facility in Beaverton, MI	1,968	70	3,608	-	16	70	3,624	3,694	635	Oct. 2007	30 yrs.
Industrial facilities in Evansville, IN; Lawrence, KS; and Baltimore, MD	27,352	4,890	78,288	-	(120)	4,770	78,288	83,058	13,048	Dec. 2007	30 yrs.
Warehouse/distribution facility in Suwanee, GA	15,957	1,950	20,975	-	-	1,950	20,975	22,925	2,622	Dec. 2007	40 yrs.
Industrial facilities in Colton, CA; Bonner Springs, KS; and Dallas, TX and land in Eagan, MN	22,708	10,430	32,063	-	(764)	10,430	31,299	41,729	4,180	Mar. 2008	30 - 40 yrs.
Industrial facility in Ylamylly, Finland	9,018	58	14,220	1,519	(2,176)	49	13,572	13,621	1,472	Apr. 2008	40 yrs.
Industrial facility in Nurieux-Volognat, France	-	1,478	15,528	-	(6,453)	1,256	9,297	10,553	1,101	Jun. 2008	38 yrs.
Industrial facility in Windsor, CT	-	425	1,160	-	(188)	425	972	1,397	112	Jun. 2008	39 yrs.
Office and industrial facilities in Wolfach, Bunde, and Dransfeld, Germany	-	2,554	13,492	-	(6,260)	2,166	7,620	9,786	1,143	Jun. 2008	30 yrs.
Warehouse/distribution facilities in Gyal and Herceghalom, Hungary	43,472	12,802	68,993	-	(4,968)	11,916	64,911	76,827	8,903	Jul. 2009	25 yrs.
Hospitality facility in Miami Beach, FL	-	6,400	42,156	35,441	-	6,400	77,597	83,997	4,365	Sep. 2009	40 yrs.
Sports facilities in Salt Lake City, UT and St. Charles, MO	3,275	3,789	2,226	-	-	3,789	2,226	6,015	128	May 2011	40 yrs.
Fitness and recreational facility in Houston, TX	3,859	1,397	1,596	-	-	1,397	1,596	2,993	105	May 2011	29.7 yrs.
Land in Scottsdale, AZ	6,676	10,731	-	-	-	10,731	-	10,731	-	May 2011	N/A
Warehouse/distribution facility in Burlington, NJ	8,280	4,281	18,565	-	(16,105)	951	5,790	6,741	342	May 2011	40 yrs.

CPA®:16 – Global 2012 10-K — 98

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Industrial facility in Albuquerque, NM	4,773	1,762	3,270	-	-	1,763	3,269	5,032	185	May 2011	40 yrs.
Warehouse/distribution facilities in Champlin, MN; Robbinsville, NJ; Radford, VA; and North Salt Lake City, UT	6,411	6,020	18,121	-	(3,191)	5,571	15,379	20,950	882	May 2011	40 yrs.
Industrial facilities in Welcome, NC; Murrysville, PA; and Wylie, TX	-	5,010	14,807	-	-	5,010	14,807	19,817	815	May 2011	40 yrs.
Warehouse/distribution facility in Rock Island, IL	-	2,171	3,421	-	-	2,171	3,421	5,592	192	May 2011	40 yrs.
Retail facility in Torrance, CA	22,760	4,321	13,405	-	-	4,321	13,405	17,726	820	May 2011	40 yrs.
Office facility in Houston, TX	4,158	1,606	3,380	-	-	1,606	3,380	4,986	190	May 2011	40 yrs.
Industrial facility in Doncaster, United Kingdom	5,048	1,831	1,485	-	(153)	1,771	1,392	3,163	119	May 2011	21.7 yrs.
Retail and warehouse/distribution facilities in Johnstown and Whitehall, PA	4,721	5,296	11,723	-	-	5,296	11,723	17,019	754	May 2011	30.3 yrs.
Retail and warehouse/distribution facilities in York, PA	9,811	3,153	12,743	-	-	3,153	12,743	15,896	687	May 2011	40 yrs.
Industrial facility in Pittsburgh, PA	-	717	9,254	-	-	717	9,254	9,971	559	May 2011	40 yrs.
Warehouse/distribution facilities in Harrisburg, NC; Atlanta, GA; Cincinnati, OH; and Elkwood, VA	-	5,015	9,542	-	-	5,015	9,542	14,557	531	May 2011	40 yrs.
Warehouse/distribution facilities in Boe, Carpiquet, Mans, Vendin Le Vieil, Lieusaint, Lagnieu, Luneville, and St. Germain de Puy, France	71,359	16,575	81,145	127	(7,992)	14,179	75,676	89,855	5,041	May 2011	40 yrs.
Educational facilities in Chandler, AZ; Fleming Island, FL; Ackworth, GA; Hauppauge and Patchogue, NY; Sugar Land, TX; Hampton, VA; and Silverdale, WA	-	3,827	5,044	-	(698)	3,399	4,774	8,173	334	May 2011	29.6 yrs.
Land in Midlothian, VA	1,631	2,709	-	-	-	2,709	-	2,709	-	May 2011	N/A
Retail facilities Fairfax, VA and Lombard, IL	11,251	5,650	19,711	-	-	5,650	19,711	25,361	1,126	May 2011	33.6 yrs.
Retail facilities in Kennesaw, GA and Leawood, KS	14,758	4,420	18,899	-	-	4,420	18,899	23,319	1,080	May 2011	40 yrs.
Retail facility in South Tulsa, OK	4,735	2,282	2,471	-	-	2,282	2,471	4,753	161	May 2011	30 yrs.
Industrial facilities in South Windsor, CT	-	5,802	7,580	-	(3,333)	5,170	4,879	10,049	269	May 2011	N/A
Industrial and office facilities in Elgin, IL; Bozeman, MT; and Nashville, TN	9,561	5,029	6,982	-	-	5,029	6,982	12,011	390	May 2011	40 yrs.

CPA®:16 – Global 2012 10-K — 99

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Warehouse/distribution facilities in Lincolnton, NC and Mauldin, SC	10,864	3,304	5,935	-	(1,970)	2,350	4,919	7,269	265	May 2011	40 yrs.
Warehouse/distribution facilities in Valdosta, GA and Johnson City, TN	9,494	3,112	8,451	-	-	3,112	8,451	11,563	479	May 2011	40 yrs.
Industrial and warehouse/distribution facilities in Westfield, MA	-	2,048	9,756	-	-	2,048	9,756	11,804	537	May 2011	34.7 yrs.
Warehouse/distribution and office facilities in Davenport, IA and Bloomington, MN	-	4,060	8,258	-	-	4,061	8,257	12,318	442	May 2011	40 yrs.
Industrial facility in Gorinchem, Netherlands	5,050	5,518	1,617	-	(907)	4,924	1,304	6,228	52	May 2011	40 yrs.
Educational facilities in Union, NJ; Allentown and Philadelphia, PA; and Grand Prairie, TX	-	3,960	5,055	-	-	3,960	5,055	9,015	275	May 2011	40 yrs.
Industrial facility in Salisbury, NC	6,892	3,723	4,053	-	-	3,723	4,053	7,776	221	May 2011	40 yrs.
Industrial facility in San Clemente, CA	-	3,199	7,694	-	-	3,199	7,694	10,893	452	May 2011	40 yrs.
Industrial and office facilities in Plymouth, MI and Twinsburg, OH	-	3,345	10,370	-	(1,259)	3,012	9,444	12,456	539	May 2011	40 yrs.
Office facilities in Lindon, UT	-	1,441	3,116	-	-	1,441	3,116	4,557	177	May 2011	40 yrs.
Office facility in Lafayette, LA	1,960	874	1,137	-	-	874	1,137	2,011	63	May 2011	40 yrs.
Industrial facility in Richmond, MO	5,734	1,977	2,107	-	-	1,977	2,107	4,084	115	May 2011	34.8 yrs.
Warehouse/distribution facility in Dallas, TX	6,578	665	3,587	-	-	665	3,587	4,252	226	May 2011	30.8 yrs.
Office facility in Turku, Finland	35,289	1,950	31,151	-	(3,581)	1,740	27,780	29,520	1,378	May 2011	40 yrs.
Industrial, warehouse/distribution, and office facilities in Waterloo, WI	-	3,852	3,384	-	-	3,852	3,384	7,236	354	May 2011	20.3 yrs.
Retail facilities in several cities in the following states: Arizona, California, Florida, Illinois, Massachusetts, Maryland, Michigan, and Texas	19,585	3,671	9,056	-	-	3,671	9,056	12,727	494	May 2011	40 yrs.
Warehouse/distribution, office, and industrial facilities in Perris, CA; Eugene, OR; West Jordan, UT; and Tacoma, WA	-	4,374	5,049	-	-	4,375	5,048	9,423	272	May 2011	40 yrs.
Industrial facility in Carlsbad, CA	-	1,233	2,714	1,064	-	1,233	3,778	5,011	280	May 2011	30.8 yrs.

CPA®:16 – Global 2012 10-K — 100

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	Increase (Decrease) in Net	Gross Amount at which Carried at Close of Period (c)			Accumulated	Date	Life on which Depreciation in Latest Statement of Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Multiplex motion picture theaters in Port St. Lucie and Pensacola, FL	7,282	4,837	4,493	-	-	4,837	4,493	9,330	248	May 2011	40 yrs.
Theater in Hickory Creek, TX	-	1,923	4,045	-	-	1,923	4,045	5,968	228	May 2011	34 yrs.
Industrial facilities in Fort Dodge, IN and Oconomowoc, WI	9,859	2,002	6,056	-	-	2,002	6,056	8,058	529	May 2011	23.5 yrs.
Industrial facility in Mesa, AZ	5,863	3,236	2,681	-	-	3,236	2,681	5,917	149	May 2011	34.5 yrs.
Industrial facility in North Amityville, NY	8,789	3,657	6,153	-	-	3,657	6,153	9,810	356	May 2011	40 yrs.
Warehouse/distribution facilities in Greenville, SC	-	1,413	6,356	-	-	1,413	6,356	7,769	452	May 2011	27.8 yrs.
Industrial facilities in Clinton Township, MI and Upper Sandusky, OH	8,362	2,575	7,507	-	(969)	2,382	6,731	9,113	379	May 2011	40 yrs.
Land in Elk Grove Village, IL	1,060	1,911	-	-	-	1,911	-	1,911	-	May 2011	N/A
Office facility in Houston, TX	-	1,115	5,837	-	-	1,115	5,837	6,952	331	May 2011	40 yrs.
Industrial facility in Shelburne, VT	-	1,087	1,626	-	-	1,088	1,625	2,713	104	May 2011	30.6 yrs.
Industrial facilities in City of Industry, CA; Florence, KY; Chelmsford, MA; and Lancaster, TX	-	3,743	7,468	-	(671)	3,506	7,034	10,540	410	May 2011	7 - 40 yrs.
	$1,396,839	$463,997	$1,649,933	$212,617	$(83,077)	$470,809	$1,772,661	$2,243,470	$242,648

CPA®:16 – Global 2012 10-K — 101

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2012
(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to	(Decrease) Increase in Net	Gross Amount at which Carried at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office and industrial facilities in Leeds, United Kingdom	$14,553	$6,908	$21,012	$-	$(1,482)	$26,438	May 2004
Industrial facility in Alberta, Calgary, Canada	2,133	-	3,468	41	993	4,502	Aug. 2004
Industrial facilities in Kearney, MO; Fair Bluff, NC; York, NE; Walbridge, OH; Middlesex Township, PA; Rocky Mount, VA; and Martinsburg, WV; and a warehouse/distribution facility in Fair Bluff, NC	13,031	2,980	29,191	-	(1,488)	30,683	Aug. 2004
Retail facilities in Vantaa, Finland and Linkoping, Sweden	16,015	4,279	26,628	50	(3,409)	27,548	Dec. 2004
Industrial and office facilities in Stuart, FL and industrial facilities in Trenton and Southwest Harbor, ME and Portsmouth, RI	17,520	-	38,189	-	(5,784)	32,405	May 2005
Warehouse/distribution and office facilities in Newbridge, United Kingdom	14,104	3,602	21,641	3	(3,237)	22,009	Dec. 2005
Office facility in Marktheidenfeld, Germany	14,209	1,534	22,809	-	(1,439)	22,904	May 2006
Retail facilities in Socorro, El Paso and Fabens, TX	13,464	3,890	19,603	31	(2,133)	21,391	Jul. 2006
Various transportation and warehouse facilities in France	20,275	23,524	33,889	6,814	(38,040)	26,187	Dec. 2006
Industrial facility in Bad Hersfeld, Germany	24,355	13,291	26,417	68	(3,481)	36,295	Dec. 2006
Retail facility in Gronau, Germany	3,961	414	3,789	-	(134)	4,069	Apr. 2007
Industrial facility in St. Ingbert, Germany	-	1,610	29,466	-	(3,658)	27,418	Aug. 2007
Industrial facility in Mt. Carmel, IL	2,285	56	3,528	-	(32)	3,552	Oct. 2007
Industrial facility in Elma, WA	3,655	1,300	5,261	-	(569)	5,992	Feb. 2008
Industrial facility in Eagan, MN	4,626	-	8,267	-	(618)	7,649	Mar. 2008
Industrial facility in Monheim, Germany	-	2,210	10,654	-	(3,188)	9,676	Jun. 2008
Office facility in Scottsdale, AZ	26,885	-	43,779	-	(566)	43,213	May 2011
Industrial facility in Dallas, TX	-	2,160	10,770	-	(27)	12,903	May 2011
Industrial and manufacturing facilities in Old Fort and Albemarie, NC; Holmesville, OH and Springfield, TN	9,875	6,801	21,559	-	(169)	28,191	May 2011
Multiplex theater facility in Midlothian, VA	9,123	-	15,781	-	(630)	15,151	May 2011
Educational facility in Mooresville, NC	4,416	1,913	15,997	-	(469)	17,441	May 2011
Multiplex motion picture theater in Pensacola, FL	7,286	-	12,551	-	-	12,551	May 2011
Industrial facility in Ashburn Junction, VA	-	2,965	18,475	-	(215)	21,225	May 2011
Warehouse/distribution facility in Elk Grove Village, IL	4,679	-	8,660	-	(222)	8,438	May 2011
	$226,450	$79,437	$451,384	$7,007	$(69,997)	$467,831

		Initial Cost to Company			Costs Capitalized	Decrease	Gross Amount at which Carried at Close of Period (c)						Life on which Depreciation in Latest Statement of
Description	Encumbrances	Land	Buildings	Personal Property	Subsequent to Acquisition (a)	in Net Investments (b)	Land	Buildings	Personal Property	Total	Accumulated Depreciation (c)	Date Acquired	Income is Computed
Operating Real Estate:
Hotel in Bloomington, MN	$19,610	$3,976	$7,492	$-	$35,904	$-	$3,976	$38,456	$4,940	$47,372	$8,335	Sep. 2006	40 yrs.
Hotel in Memphis, TN	27,362	4,320	29,929	3,635	3,424	(3,115)	4,320	30,049	3,824	38,193	7,672	Sep. 2007	30 yrs.
	$46,972	$8,296	$37,421	$3,635	$39,328	$(3,115)	$8,296	$68,505	$8,764	$85,565	$16,007

CPA®:16 – Global 2012 10-K — 102

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

_________

(a)         Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs, and other related professional fees. For business combinations, transaction costs are excluded.

(b)         The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges, and (iv) changes in foreign currency exchange rates.

(c)          Reconciliation of real estate and accumulated depreciation (see below).

(d)         Represents a triple-net lease to a tenant for student housing.

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,265,576	$1,730,421	$1,696,872
Additions	2,647	647,129	6,432
Reclassification from real estate under construction	-	-	82,513
Reclassification from other assets	-	-	6
Deconsolidation of real estate asset	-	(40,153)	(7,271)
Reclassification to assets held for sale	(6,563)	(2,903)	(398)
Impairment charges	(10,772)	(19,748)	(2,835)
Dispositions	(23,255)	(24,751)	(4,021)
Foreign currency translation adjustment	15,837	(24,419)	(40,877)
Balance at close of year	$2,243,470	$2,265,576	$1,730,421

	Reconciliation of Accumulated Depreciation for
	Real Estate Subject to Operating Leases
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$190,316	$145,957	$112,385
Depreciation expense	52,054	51,376	37,555
Dispositions	(1,384)	(570)	(369)
Deconsolidation of real estate asset	-	(3,617)	(1,373)
Reclassification to assets held for sale	(145)	(52)	(129)
Foreign currency translation adjustment	1,807	(2,778)	(2,112)
Balance at close of year	$242,648	$190,316	$145,957

	Reconciliation of Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$85,087	$84,772	$83,718
Additions	478	315	1,054
Balance at close of year	$85,565	$85,087	$84,772

CPA®:16 – Global 2012 10-K — 103

	Reconciliation of Accumulated Depreciation for
	Operating Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$12,823	$9,623	$6,448
Depreciation expense	3,184	3,200	3,175
Balance at close of year	$16,007	$12,823	$9,623

At December 31, 2012, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $2.3 billion.

CPA®:16 – Global 2012 10-K — 104

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

at December 31, 2012
(dollars in thousands)

		Final	Face	Carrying
	Interest	Maturity	Amount of	Amount of
Description	Rate	Date	Mortgage	Mortgage
Note receivable issued to venture partner - Hellweg 2 transaction (a)	8.0%	Apr. 2017	$311,150	$21,747
Note receivable related to installment sale - PRG transaction (b)	7.9%	Mar. 2029	11,811	11,811
Construction line of credit provided to Ryder Properties, LLC	6.3%	Feb. 2015	9,504	9,836
			$332,465	$43,394

__________

(a)         Amounts are based on the exchange rate of the local currencies at December 31, 2012.

(b)         During 2012, we recorded a note receivable from PRG in conjunction with a restructuring of the underlying lease (Note 6).

NOTES TO SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE

(in thousands)

	Reconciliation of Mortgage Loans on Real Estate
	Years Ended December 31,
	2012	2011	2010
Balance at beginning of year	$55,494	$55,504	$362,707
Additions	11,811	700	8,349
Accretion of principal	53	49	40
Reduction in Hellweg 2 note receivable due to put option exercise (a)	-	-	(297,263)
Repayments	(24,405)	(260)	-
Foreign currency translation adjustment	441	(499)	(18,329)
Balance at close of year	$43,394	$55,494	$55,504

__________

(a)         During 2010, we and our affiliates exercised an option to acquire an additional interest in an investment from an unaffiliated third party. In this option exercise, we reduced the third party’s note receivable with us by $297.3 million (Note 6).

CPA®:16 – Global 2012 10-K — 105

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2012 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

CPA®:16 – Global 2012 10-K — 106

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be contained in our definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

CPA®:16 – Global 2012 10-K — 107

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

(3)      Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant (the “Charter”)	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Articles of Amendment of Registrant’s Charter	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 6, 2011

3.3	Articles of Amendment of Registrant’s Charter	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 27, 2012

3.4	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1

Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

10.2

Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties

Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

CPA®:16 – Global 2012 10-K — 108

Exhibit No.	Description	Method of Filing
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

Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

10.4

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012

10.5	Amended and Restated Advisory Agreement, dated September 28, 2012, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012

10.6	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V.

Incorporated by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011 by W. P. Carey & Co. LLC, Commission File No. 001-13779

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:16 – Global 2012 10-K — 109

Exhibit No.	Description	Method of Filing
101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, (vii) Notes to Schedule III, (viii) Schedule IV – Mortgage Loans on Real Estate, and (ix) Notes to Schedule IV. *

Filed herewith

__________

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

CPA®:16 – Global 2012 10-K — 110

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date: February 26, 2013
	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer and Director	February 26, 2013
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Chief Financial Officer	February 26, 2013
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Chief Accounting Officer	February 26, 2013
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	February 26, 2013
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	February 26, 2013
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	February 26, 2013
Richard J. Pinola

/s/ James D. Price	Director	February 26, 2013
James D. Price

CPA®:16 – Global 2012 10-K — 111

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant (the “Charter”)	Incorporated by reference to Pre-effective Amendment No. 2 to Registration Statement on Form S-11 (No. 333-106838) filed December 10, 2003

3.2	Articles of Amendment of Registrant’s Charter	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed May 6, 2011

3.3	Articles of Amendment of Registrant’s Charter	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed April 27, 2012

3.4	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	Amended and Restated 2003 Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Post-effective Amendment No. 8 to Registration Statement on Form S-11 (No. 333-106838) filed November 4, 2005

10.1

Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

10.2

Continuing Guaranty, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and the other guarantors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties

Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

10.3

Pledge Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 Merger Sub Inc. and the other pledgors thereto in favor of Bank of America, N.A., as Administrative Agent for the benefit of the Secured Parties. Amended and Restated Advisory Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.

Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2011

Exhibit No.	Description	Method of Filing
10.4

Second Amendment and Waiver, dated as of August 1, 2012, to that certain Credit Agreement, dated May 2, 2011, by and among CPA 16 Merger Sub Inc., Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2012

10.5	Amended and Restated Advisory Agreement, dated September 28, 2012, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and Carey Asset Management Corp.	Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 8, 2012

10.6	Asset Management Agreement, dated May 2, 2011, by and among Corporate Property Associates 16 – Global Incorporated, CPA 16 LLC and W. P. Carey & Co. B.V.

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

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, (vii) Notes to Schedule III, (viii) Schedule IV – Mortgage Loans on Real Estate, and (ix) Notes to Schedule IV. *

Filed herewith

__________

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