Form 10-Q
period 2013-03-31
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2013-05-06
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Registrant has 204,537,575 shares of common stock, $0.001 par value, outstanding at May 1, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013 (the “2012 Annual Report”). We do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:16 – Global 3/31/2013 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $516,529 and $528,858, respectively)	$2,195,084	$2,243,470
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,646	85,565
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $70,222 and $68,529, respectively)	(269,279)	(258,655)
Net investments in properties	2,011,451	2,070,380
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $47,412 and $48,363, respectively)	459,706	467,831
Equity investments in real estate	221,604	227,675
Net investments in real estate	2,692,761	2,765,886
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $32,834 and $33,558, respectively)	42,681	43,394
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $10,339 and $10,993, respectively)	64,207	66,405
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $60,470 and $62,182, respectively)	419,029	443,092
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $2,979 and $3,268, respectively)	23,904	23,274
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $6,006 and $5,225, respectively)	62,853	64,741
Total assets	$3,305,435	$3,406,792
Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $472,542 and $485,951, respectively)	$1,621,252	$1,644,180
Line of credit	100,000	143,000
Accounts payable, accrued expenses, and other liabilities (inclusive of amounts attributable to consolidated VIEs of $12,328 and $12,409, respectively)	38,436	40,931
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $24,650 and $25,402, respectively)	91,970	93,208
Due to affiliates	7,776	6,401
Distributions payable	34,150	33,965
Total liabilities	1,893,584	1,961,685
Redeemable noncontrolling interest	21,094	21,747
Commitments and contingencies (Note 11)

Equity:
CPA®:16 – Global stockholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 218,268,380 and 216,822,067 shares issued and outstanding, respectively	216	217
Additional paid-in capital	1,993,534	1,980,984
Distributions in excess of accumulated earnings	(531,457)	(500,050)
Accumulated other comprehensive loss	(32,258)	(27,043)
Less, treasury stock at cost, 14,789,503 and 14,204,793 shares, respectively	(131,180)	(126,228)
Total CPA®:16 – Global stockholders’ equity	1,298,855	1,327,880
Noncontrolling interests	91,902	95,480
Total equity	1,390,757	1,423,360
Total liabilities and equity	$3,305,435	$3,406,792

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 3/31/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental income	$59,959	$61,887
Interest income from direct financing leases	10,081	10,081
Lease revenues	70,040	71,968
Other operating income	2,411	2,554
Interest income on notes receivable	735	1,172
Other real estate income	6,356	6,408
	79,542	82,102
Operating Expenses
General and administrative	(5,923)	(4,729)
Depreciation and amortization	(22,819)	(23,847)
Property expenses	(9,613)	(9,073)
Other real estate expenses	(4,695)	(4,839)
Impairment charges	(9,313)	(10)
	(52,363)	(42,498)
Other Income and Expenses
Net income from equity investments in real estate	5,525	7,544
Other income and (expenses)	(845)	862
Loss on extinguishment of debt	-	(507)
Interest expense	(24,389)	(27,282)
	(19,709)	(19,383)
Income from continuing operations before income taxes	7,470	20,221
Provision for income taxes	(4,898)	(4,098)
Income from continuing operations	2,572	16,123
Discontinued Operations
Income (loss) from operations of discontinued properties	219	(1,999)
Gain (loss) on sale of real estate	2,701	(2,191)
Impairment charges	-	(485)
Income (loss) from discontinued operations, net of tax	2,920	(4,675)
Net Income	5,492	11,448
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $3,614 and $4,281, respectively)	(4,651)	(3,773)
Net loss (income) attributable to redeemable noncontrolling interest	1,901	(355)
Net Income Attributable to CPA®:16 – Global Stockholders	$2,742	$7,320
Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:16 – Global stockholders	$-	$0.06
Income (loss) from discontinued operations attributable to CPA®:16 – Global stockholders	0.01	(0.03)
Net income attributable to CPA®:16 – Global stockholders	$0.01	$0.03
Weighted Average Shares Outstanding	203,530,974	201,306,287
Amounts Attributable to CPA®:16 – Global Stockholders
(Loss) income from continuing operations, net of tax	$(178)	$11,995
Income (loss) from discontinued operations, net of tax	2,920	(4,675)
Net income attributable to CPA®:16 – Global stockholders	$2,742	$7,320
Distributions Declared Per Share	$0.1678	$0.1670

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 3/31/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$5,492	$11,448
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(10,020)	10,119
Change in unrealized appreciation (depreciation) on marketable securities	3	(17)
Change in unrealized gain (loss) on derivative instruments	3,188	(1,095)
	(6,829)	9,007
Comprehensive (Loss) Income	(1,337)	20,455

Amounts Attributable to Noncontrolling Interests:
Net income	(4,651)	(3,773)
Foreign currency translation adjustments	971	(1,176)
Comprehensive income attributable to noncontrolling interests	(3,680)	(4,949)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net loss (income)	1,901	(355)
Foreign currency translation adjustments	643	(640)
Comprehensive loss (income) attributable to redeemable noncontrolling interest	2,544	(995)

Comprehensive (Loss) Income Attributable to CPA®:16 – Global Stockholders	$(2,473)	$14,511

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 3/31/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows — Operating Activities
Net income	$5,492	$11,448
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	23,915	28,295
Net income from equity investments in real estate in excess of distributions received	(650)	(3,096)
Issuance of shares to affiliate in satisfaction of fees due	3,773	4,781
(Gain) loss on sale of real estate	(2,701)	2,191
Unrealized loss (gain) on foreign currency transactions and other	1,433	(910)
Realized (gain) loss on foreign currency transactions and other	(367)	206
Straight-line rent adjustment and amortization of rent-related intangibles	4,166	2,407
Loss on extinguishment of debt, net	-	507
Impairment charges	9,313	495
Net changes in other operating assets and liabilities	3,789	188
Net Cash Provided by Operating Activities	48,163	46,512

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	4,427	4,047
Expenditures on capital improvements	(81)	(253)
Maturities of debt securities	66	42
Proceeds from sale of real estate	27,942	11,753
Funds placed in escrow	(3,875)	(1,651)
Funds released from escrow	2,966	2,449
Payment of deferred acquisition fees to an affiliate	(546)	(1,633)
Proceeds from repayment of notes receivable	70	24,021
Interest income from direct financing leases in excess of cash receipts	1,227	-
Net Cash Provided by Investing Activities	32,196	38,775

Cash Flows — Financing Activities
Distributions paid	(33,964)	(33,423)
Contributions from noncontrolling interests	2,480	2,754
Distributions to noncontrolling interests	(7,904)	(7,811)
Scheduled payments of mortgage principal	(10,586)	(21,613)
Prepayments of mortgage principal	(4,925)	(17,919)
Proceeds from mortgage financing	13,000	11,075
Proceeds from line of credit	25,000	-
Repayments of line of credit	(68,000)	(54,000)
Funds placed in escrow	-	422
Funds released from escrow	-	(423)
Deferred financing costs and mortgage deposits	(334)	(772)
Proceeds from issuance of shares, net of issuance costs	8,776	8,469
(Purchase) reissuance of treasury stock	(4,952)	117
Net Cash Used in Financing Activities	(81,409)	(113,124)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,148)	1,043
Net decrease in cash and cash equivalents	(2,198)	(26,794)
Cash and cash equivalents, beginning of period	66,405	109,694
Cash and cash equivalents, end of period	$64,207	$82,900

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 3/31/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and, together with its consolidated subsidiaries and predecessors, “we,” “us,” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2003 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation primarily because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties.

At March 31, 2013, our portfolio was comprised of our full or partial ownership interests in 494 properties, substantially all of which were triple-net leased to 140 tenants, and totaled approximately 47 million square feet, with an occupancy rate of approximately 97.4%. In addition, we own two hotel properties in Minnesota and Tennessee which had an aggregate carrying value of $68.8 million at March 31, 2013.

On May 2, 2011, Corporate Property Associates 14 Incorporated (“CPA®:14”) merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), one of our wholly-owned subsidiaries (the “Merger”). Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (the “UPREIT Reorganization”) to hold substantially all of our assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a Delaware limited liability company subsidiary (Note 3). At March 31, 2013, we owned 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

Note 2. Basis of Presentation

Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position, and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, which are included in the 2012 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes.

Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries and our tenancy-in-common interests, as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as such interests do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting

CPA®:16 – Global 3/31/2013 10-Q — 6

Notes to Consolidated Financial Statements

because the shared decision-making involved in a tenancy-in-common interest investment provides us with significant influence on the operating and financial decisions of these investments.

Additionally, we own interests in single-tenant net leased properties leased to companies through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times, the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the jointly-owned investments’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such investments nor do we have any legal obligation to fund operating deficits.

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

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments in Europe (primarily Germany), Canada, Mexico, Malaysia, and Thailand. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$25,886	$28,879
Income from continuing operations before income taxes	4,398	7,375
Net (loss) income	(1,524)	4,934

	March 31, 2013	December 31, 2012
Net investments in real estate	$947,335	$979,503

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Sections 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and shall be applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013. The related additional disclosures are located in Note 12.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports beginning in 2014, shall be applied

CPA®:16 – Global 3/31/2013 10-Q — 7

Notes to Consolidated Financial Statements

retrospectively, and is not expected to have a significant impact on our financial position or results of operations for any of the periods presented.

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, following the merger between our advisor and our affiliate, Corporate Property Associates 15 Incorporated, we entered into an amended and restated advisory agreement, which is scheduled to renew annually. As amended, the advisory agreement provides for the allocation of the advisor’s personnel expenses on the basis of our trailing four quarters of reported revenues and those of WPC and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name, and Carey Watermark Investors Incorporated (together, the “Managed REITs”) rather than on an allocation of time charges incurred by the advisor’s personnel on behalf of the Managed REITs. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remains unchanged, and the advisor remains entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2013	2012
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$4,498	$4,701
Available Cash Distribution	3,614	4,281
Personnel reimbursements	3,376	1,626
Office rent reimbursements	380	311
	$11,868	$10,919

Other Transaction Fees Incurred:
Mortgage refinancing fees	$313	$-
	$313	$-

	March 31, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees	$1,212	$1,757
Subordinated disposition fees	1,197	1,197
	$2,409	$2,954

Asset Management Fees

We pay the advisor asset management fees, which are 0.5% per annum of our average invested assets and are computed as provided for in the advisory agreement. The asset management fees are payable in cash or shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) as approved by our board of directors. For 2013, the advisor elected to receive its asset management fees in shares of our common stock whereas in 2012 the advisor elected to receive 50% of its asset management fees in cash and 50% in shares of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Available Cash Distribution

In connection with the UPREIT Reorganization, WPC REIT Merger Sub Inc., a subsidiary of WPC (the “Special General Partner”), acquired a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership entitling it to receive the Available Cash Distribution, which is measured and paid quarterly in either cash or shares of our common stock, at the advisor’s

CPA®:16 – Global 3/31/2013 10-Q — 8

Notes to Consolidated Financial Statements

election. The Available Cash Distribution is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of our assets excluding cash, cash equivalents, and certain short-term investments and non-cash reserves. In the event of a capital transaction such as a sale, exchange, disposition, or refinancing of our net assets, the Special General Partner may also be entitled to receive a distribution in an amount equal to 15% of the excess, if any, of the consideration generated by the capital transaction (net of costs and expenses) after our stockholders have received a return of their invested capital plus a 6% priority return.

Personnel and Office Rent Reimbursements

We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf, including property-specific costs, professional fees, office expenses, and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in managing our day-to-day operations, including accounting services, stockholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions, and refinancings. Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements.

The advisor is obligated to reimburse us for the amount by which our operating expenses exceeds the “2%/25% guidelines” (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any 12-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management fees at such time that a reimbursement is fixed, determinable, and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees are 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfying the 6% performance criterion. Interest is accrued on unpaid installments of the deferred portion at 5% per year. Current and deferred acquisition fees are capitalized and included in the cost basis of the assets acquired. Mortgage refinancing fees equal up to 1% of the principal and are capitalized to deferred financing costs and amortized over the life of the new loans.

We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

Jointly-Owned Investments and Other Transactions with Affiliates

We share with our affiliates leased office space used for the administration of our operations. Rental, occupancy, and leasehold improvement costs are allocated among us and our affiliates based on our respective gross revenues and are adjusted quarterly.

We own interests ranging from 25% to 90% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also own interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

At March 31, 2013, the advisor owned 37,553,551 shares, or 18.5%, of our common stock, which excluded its ownership in the Special Member Interest.

CPA®:16 – Global 3/31/2013 10-Q — 9

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$457,694	$470,809
Buildings	1,737,390	1,772,661
Less: Accumulated depreciation	(252,461)	(242,648)
	$1,942,623	$2,000,822

We did not acquire any real estate assets during the three months ended March 31, 2013. During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at March 31, 2013 decreased by 3.0% to $1.2821 from $1.3218 at December 31, 2012. The impact of this strengthening was a $17.8 million decrease in Real estate from December 31, 2012 to March 31, 2013. Assets disposed of during the three months ended March 31, 2013 also accounted for a significant portion of the decrease in real estate and are discussed in Note 13.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Land	$8,296	$8,296
Buildings	68,533	68,505
Furniture, fixtures, and equipment	8,817	8,764
Less: Accumulated depreciation	(16,818)	(16,007)
	$68,828	$69,558

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and Notes receivable.

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property-owning investment that in turn acquired a 24.7% ownership interest in a limited partnership and a lending investment that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending investment will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $21.1 million and $21.7 million, inclusive of our affiliates’ noncontrolling interest of $15.7 million and $16.1 million, at March 31, 2013 and December 31, 2012, respectively.

Production Resource Group, LLC

In January 2012, we restructured our lease with Production Resource Group, LLC (“PRG”) so as to extend the lease term to June 2029 and also give PRG the option to purchase the property at predetermined dates and prices during the lease term. If PRG does not exercise its purchase option during the term of the lease, the property transfers to the tenant for $1 at the end of the lease term. The restructured lease is accounted for as a sales-type lease due to the automatic transfer of title at the end of the lease. In addition, because the minimum initial and continuing investment criteria were not met at the inception of the sales-type lease, the sale of the asset is accounted for under the deposit method. The property is not derecognized and all periodic cash payments received under the lease are carried on the balance sheet as a deposit liability until approximately 5% of the purchase price has been collected. By October 2012,

CPA®:16 – Global 3/31/2013 10-Q — 10

Notes to Consolidated Financial Statements

the aggregate cash payments received crossed the 5% threshold and accordingly we derecognized the property and recognized a gain of $0.1 million. We also recognized a note receivable, which had a balance of $11.7 million and $11.8 million at March 31, 2013 and December 31, 2012, respectively, to reflect the expected future payments under the lease. The remaining deferred gain of $3.8 million as of March 31, 2013 will be recognized into income in proportion to the principal payments on the note until we have received 20% of the purchase price. At that time, the full gain will be recognized.

Other

We had a B-note receivable that totaled $9.8 million at both March 31, 2013 and December 31, 2012 with a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. At March 31, 2013 and December 31, 2012, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was $0.3 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively. Additionally, there have been no modifications of finance receivables during the three months ended March 31, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2013.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
1	1	1	$43,124	$43,213
2	1	2	26,893	35,197
3	12	13	200,083	230,527
4	9	7	183,576	152,902
5	1	1	6,030	5,992
			$459,706	$467,831

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
1	-	-	$-	$-
2	1	1	9,847	9,836
3	2	2	32,834	33,558
4	-	-	-	-
5	-	-	-	-
			$42,681	$43,394

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Investments in unconsolidated investments are required to be evaluated periodically. We compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

CPA®:16 – Global 3/31/2013 10-Q — 11

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2013	March 31, 2013	December 31, 2012
True Value Company (a) (b) (c)	50%	$40,521	$43,100
The New York Times Company (d) (e)	27%	34,965	34,579
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d) (f)	31%	30,746	30,932
Advanced Micro Devices, Inc. (a) (g) (h)	67%	27,738	28,619
Schuler A.G. (a) (h) (i)	33%	20,777	21,178
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (i)	25%	20,440	20,837
The Upper Deck Company (a)	50%	7,981	7,998
Frontier Spinning Mills, Inc. (j)	40%	6,263	6,265
Del Monte Corporation (a) (h)	50%	5,263	5,580
Actebis Peacock GmbH (i) (j)	30%	4,396	4,477
Police Prefecture, French Government (a) (i)	50%	4,373	5,010
TietoEnator Plc (a) (i)	40%	3,879	3,895
Town Sports International Holdings, Inc. (a)	56%	3,014	3,203
Barth Europa Transporte e.K/MSR Technologies GmbH (a) (i)	33%	3,005	3,219
Actuant Corporation (a) (i)	50%	2,600	2,711
OBI A.G. (a) (i) (k)	25%	2,021	1,819
Consolidated Systems, Inc. (a) (h)	40%	1,980	2,004
Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (i)	35%	1,295	1,606
Pohjola Non-life Insurance Company (a) (i)	40%	347	190
Talaria Holdings, LLC (l)	27%	-	453
		$221,604	$227,675

__________

(a)	This investment is jointly-owned with WPC.
(b)

In January 2013, the investment repaid three mortgage loans encumbering seven of its properties totaling $64.8 million, of which our share was $32.4 million. Additionally, the investment obtained new non-recourse mortgage financing encumbering six of its properties with proceeds totaling $62.5 million, of which our share was $31.3 million.

(c)	We received distributions of $3.2 million and $1.1 million from this investment during the three months ended March 31, 2013 and 2012, respectively.
(d)	This investment is jointly-owned with WPC and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”).
(e)	We received distributions of $1.2 million and $1.0 million from this investment during the three months ended March 31, 2013 and 2012, respectively.
(f)	We received distributions of $1.3 million and $1.4 million from this investment during the three months ended March 31, 2013 and 2012, respectively.
(g)	We received distributions of $1.3 million from this investment during both the three months ended March 31, 2013 and 2012, respectively.
(h)

These investments are considered tenancy-in-common interests, whereby the property is encumbered by debt for which we are jointly and severally liable. For these investments, the co-obligor is the advisor and the aggregate amount due under the arrangements is approximately $76.6 million. Of this amount, $46.5 million represents the amount we agreed to pay and is included within the carrying value of these investments. The carrying value of these investments also includes the undepreciated cost of the related properties.

(i)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.
(j)	This investment is jointly-owned with CPA®:17 – Global.
(k)	This increase was primarily due to the investment’s share of other comprehensive income recognized on interest rate swap derivative instruments.
(l)	This decrease reflects an asset write-off recorded by the investment during the three months ended March 31, 2013.

CPA®:16 – Global 3/31/2013 10-Q — 12

Notes to Consolidated Financial Statements

We recognized net income from equity investments in real estate of $5.5 million and $7.5 million for the three months ended March 31, 2013 and 2012, respectively. Net income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles which are being amortized over periods ranging from four years to 40 years. There were no new intangible assets or liabilities recorded during the three months ended March 31, 2013. In-place lease, tenant relationship, above-market rent, below-market ground lease, management contract, and franchise agreement intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

Intangible assets and liabilities are summarized as follows (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contract	$874	$(676)	$198	$874	$(645)	$229
Franchise agreement	2,240	(1,214)	1,026	2,240	(1,157)	1,083
	3,114	(1,890)	1,224	3,114	(1,802)	1,312
Lease intangibles:
In-place lease	352,247	(108,102)	244,145	361,242	(101,122)	260,120
Tenant relationship	32,674	(7,765)	24,909	33,615	(7,544)	26,071
Above-market rent	193,270	(50,780)	142,490	195,985	(46,688)	149,297
Below-market ground lease	6,738	(477)	6,261	6,752	(460)	6,292
	584,929	(167,124)	417,805	597,594	(155,814)	441,780
Total intangible assets	$588,043	$(169,014)	$419,029	$600,708	$(157,616)	$443,092

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(64,596)	$13,682	$(50,914)	$(65,148)	$13,001	$(52,147)
Total intangible liabilities	$(64,596)	$13,682	$(50,914)	$(65,148)	$13,001	$(52,147)

Net amortization of intangibles, including the effect of foreign currency translation, was $12.9 million and $14.1 million for the three months ended March 31, 2013 and 2012, respectively. Amortization of above-market rent, below-market rent, and below-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of management contract, franchise agreement, in-place lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at March 31, 2013, scheduled net annual amortization of intangibles for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$43,702
2014	54,116
2015	47,499
2016	40,320
2017	37,223
Thereafter	145,255
$368,115

CPA®:16 – Global 3/31/2013 10-Q — 13

Notes to Consolidated Financial Statements

Note 8. Fair Value Measurements

The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted average ranges.

Derivative Assets — Our derivative assets are comprised of foreign currency forward contracts and an interest rate cap, as well as stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are included in Other assets, net in the consolidated financial statements. The foreign currency collars and forward contracts and interest rate cap were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. Our stock warrants are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps and foreign currency forward contracts and are included in Accounts payable, accrued expenses, and other liabilities in the consolidated financial statements. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		March 31, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,621,252	$1,631,483	$1,644,180	$1,656,684
Line of credit	3	100,000	100,000	143,000	143,000
Notes receivable (a)	3	42,681	43,572	43,394	44,363

__________

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

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future undiscounted net cash flows that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for

CPA®:16 – Global 3/31/2013 10-Q — 14

Notes to Consolidated Financial Statements

fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

The following table presents information about our assets that were measured on a fair value basis (in thousands):

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements (a)	Charges	Measurements	Charges
Net investments in properties	$8,730	$9,313	$-	$-
Net investments in direct financing leases	-	-	-	10
Total impairment charges included in expenses	8,730	9,313	-	10
Total impairment charges included in income from continuing operations	8,730	9,313	-	10
Impairment charges included in discontinued operations	-	-	4,200	485
Total impairment charges	$8,730	$9,313	$4,200	$495

__________

(a)         The fair value measurement for Net investments in properties was developed by a third-party source, subject to our corroboration for reasonableness. The third-party source utilized local average rent rates for the previous five years and sales of comparable properties to determine a fair value range of $75-$85 per square foot.

Significant impairment charges, and their related triggering events, recognized during the three months ended March 31, 2013 and 2012 were as follows:

Real Estate

2013 — During the three months ended March 31, 2013, we recognized an impairment charge of $9.3 million on a property in order to reduce its carrying value to its estimated fair value due to the property’s tenant filing for bankruptcy during the first quarter of 2013. A market participant would likely not ascribe any value to the tenant’s lease, so the fair value of the property now reflects the value as if it were vacant.

Properties Sold

2012 — During the three months ended March 31, 2012, we recognized an impairment charge of $0.5 million on a property in order to reduce its carrying value to its estimated fair value due to the tenant vacating the property. The property was subsequently sold in June 2012. The results of operations for this property are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk, and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our secured credit agreement (the “Credit Agreement,” Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, as we own investments outside the U.S., we are subject to the risks associated with changing foreign currency exchange rates.

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into, financial instruments for trading or speculative

CPA®:16 – Global 3/31/2013 10-Q — 15

Notes to Consolidated Financial Statements

purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, which are considered to be derivative instruments. The primary risks related to our use of derivative instruments include default by a counterparty to a hedging arrangement on its obligation and a downgrade in the credit quality of a counterparty to such an extent that our ability to sell or assign our side of the hedging transaction is impaired. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive (loss) income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Foreign currency contracts	Other assets, net	$365	$172	$-	$-
Foreign currency contracts	Accounts payable,
	accrued expenses and
	other liabilities	-	-	(114)	(2,361)
Interest rate cap	Other assets, net	48	36	-	-
Interest rate swaps	Accounts payable,
	accrued expenses and
	other liabilities	-	-	(5,078)	(5,411)

Derivatives Not Designated
as Hedging Instruments
Stock warrants	Other assets, net	1,161	1,161	-	-
Total derivatives		$1,574	$1,369	$(5,192)	$(7,772)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At March 31, 2013, no cash collateral has been posted nor received for any of our derivative positions.

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive (Loss) Income on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest rate swaps	$226	$48
Interest rate cap	14	(467)
Foreign currency contracts	2,440	(568)
Total	$2,680	$(987)

CPA®:16 – Global 3/31/2013 10-Q — 16

Notes to Consolidated Financial Statements

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive (Loss) Income into Income (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2013	2012
Interest rate swaps (a)	$(325)	$(238)
Foreign currency contracts (b)	278	148
Total	$(47)	$(90)

__________

(a)         During both the three months ended March 31, 2013 and 2012, we reclassified $0.1 million from Other comprehensive (loss) income into income related to ineffective portions of hedging relationships on certain interest rate swaps.

(b)         Gains (losses) reclassified from Other comprehensive (loss) income into income for contracts that have settled are included in Other income and (expenses).

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated entities, which are excluded from the tables above.

Interest Rate Swaps and Caps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at March 31, 2013 are summarized as follows (currency in thousands):

		Notional	Cap	Effective	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	March 31, 2013
1-Month London Interbank Offered Rate (“LIBOR”)	“Pay-fixed” swap	$3,626	N/A	6.7%	2/2008	2/2018	$(583)
1-Month LIBOR	“Pay-fixed” swap	$11,179	N/A	5.6%	3/2008	3/2018	(1,586)
1-Month LIBOR	“Pay-fixed” swap	$5,947	N/A	6.4%	7/2008	7/2018	(999)
1-Month LIBOR	“Pay-fixed” swap	$3,803	N/A	6.9%	3/2011	3/2021	(557)
1-Month LIBOR	“Pay-fixed” swap	$5,664	N/A	5.4%	11/2011	12/2020	(250)
1-Month LIBOR	“Pay-fixed” swap	$5,846	N/A	4.9%	12/2011	12/2021	(242)
1-Month LIBOR	“Pay-fixed” swap	$8,710	N/A	5.1%	3/2012	11/2019	(426)
3-Month Euro Interbank Offered Rate (“Euribor”) (a)	Interest rate cap	€53,083	3.0%	N/A	4/2012	4/2017	48
1-Month LIBOR	“Pay-fixed” swap	$1,942	N/A	4.6%	5/2012	11/2017	(48)
1-Month LIBOR	“Pay-fixed” swap	$9,800	N/A	3.3%	6/2012	6/2017	(150)
1-Month LIBOR	“Pay-fixed” swap	$9,887	N/A	1.6%	9/2012	10/2020	(108)
1-Month LIBOR	“Pay-fixed” swap	$3,993	N/A	4.9%	2/2013	2/2023	(129)
							$(5,030)

__________

(a)         Fair value amount is based on the applicable exchange rate at March 31, 2013.

CPA®:16 – Global 3/31/2013 10-Q — 17

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at March 31, 2013 were designated as cash flow hedges and are summarized as follows (currency in thousands):

	Ownership					Effective
	Interest at		Notional	Cap		Interest	Effective	Expiration	Fair Value at
Description	March 31, 2013	Type	Amount	Rate	Spread	Rate	Date	Date	March 31, 2013
3-Month LIBOR (a)	25.0%	“Pay-fixed” swap	€111,838	N/A	N/A	5.0%- 5.6%	7/2006- 4/2008	10/2015- 7/2016	$(14,512)
3-Month LIBOR	27.3%	Interest rate cap	$118,374	4%	1.2%	N/A	8/2009	8/2014	-
3-Month Euribor (a)	35.0%	“Pay-fixed” swap	€15,970	N/A	N/A	0.9%	4/2012	7/2013	(44)
									$(14,556)

__________

(a)         Fair value amounts are based on the applicable exchange rate at March 31, 2013.

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the euro and, to a lesser extent, certain other currencies. We manage foreign currency exchange rate movements by generally placing our debt service obligation on an investment in the same currency as the tenant’s rental obligation to us. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts and collars. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. A foreign currency collar consists of a written call option and a purchased put option to sell the foreign currency. These instruments lock the range in which the foreign currency exchange rate will fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at March 31, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	March 31, 2013
Forward contracts	€53,550	$ 1.28 - 1.30	5/2012	6/2013 - 6/2017	$(114)
Forward contracts	9,800	1.35	12/2012	9/2017 - 3/2018	365
	€63,350				$251

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Other

Amounts reported in Other comprehensive (loss) income related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive (loss) income related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At March 31, 2013, we estimate that an additional $1.4 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps and caps and less than $0.1 million will be reclassified to Other income and (expenses) related to our foreign currency contracts and collars.

CPA®:16 – Global 3/31/2013 10-Q — 18

Notes to Consolidated Financial Statements

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of March 31, 2013. At March 31, 2013, our total credit exposure was $0.2 million and the maximum exposure to any single counterparty was $0.1 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $5.3 million and $7.9 million at March 31, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $5.8 million or $8.5 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at March 31, 2013 as compared to December 31, 2012.

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases, with an aggregate carrying value of $2.4 billion at both March 31, 2013 and December 31, 2012. At March 31, 2013, our mortgage notes payable had fixed annual interest rates ranging from 4.3% to 7.8% and variable annual effective interest rates ranging from 1.2% to 6.9%, with maturity dates ranging from 2014 to 2031.

During the three months ended March 31, 2013, we obtained new non-recourse mortgage financing totaling $13.0 million, with a weighted-average annual interest rate and term of 4.5% and 13.0 years, respectively. Of the total financing, $4.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate through the use of an interest rate swap.

At March 31, 2013, two of our property-owning subsidiaries were in default on their respective non-recourse mortgage obligations with an aggregate outstanding balance of $16.7 million. In each case, the default was related to the tenant filing for bankruptcy.

During 2012, we entered into an arrangement with one of our lenders on a non-recourse financing that enabled us to repay the outstanding indebtedness of approximately $10.0 million for cash of approximately $8.7 million at a discount. As part of this arrangement, we have a contingent obligation to pay the lender any proceeds received from a sale of the previously-collateralized property in excess of $6.0 million within two years. We have accounted for this as a troubled debt restructuring and, accordingly, we have not recognized a gain on the discounted payoff. We will recognize this gain upon expiration of the contingent obligation.

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

Availability under the Credit Agreement is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At March 31, 2013, availability under the line was $211.5 million, of which we had drawn $100.0 million.

CPA®:16 – Global 3/31/2013 10-Q — 19

Notes to Consolidated Financial Statements

The Credit Agreement is fully recourse to us and contains customary affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay distributions, enter into certain transactions with affiliates, and change the nature of our business or fiscal year. In addition, the Credit Agreement contains customary events of default.

The Credit Agreement stipulates certain financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at March 31, 2013.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$33,566
2014	100,545
2015 (b)	253,637
2016	243,563
2017	623,728
Thereafter through 2031	470,891
1,725,930
Unamortized discount, net (c)	(4,678)
Total	$1,721,252

(a)         Certain amounts are based on the applicable foreign currency exchange rate at March 31, 2013.

(b)         Includes $100.0 million outstanding under our Credit Agreement, which is scheduled to mature in 2015, unless extended pursuant to its terms.

(c)          Represents the fair value adjustment of $6.0 million resulting from the assumption of property-level debt in connection with the Merger, partially offset by a $1.3 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Certain amounts in the table above are based on the applicable foreign currency exchange rate at March 31, 2013. In addition, due to the strengthening of the U.S. dollar relative to foreign currencies during the three months ended March 31, 2013, debt decreased by $20.6 million from December 31, 2012 to March 31, 2013.

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Equity

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable, directly or indirectly, to us. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2013.

CPA®:16 – Global 3/31/2013 10-Q — 20

Notes to Consolidated Financial Statements

The following table presents a reconciliation of total equity, the equity attributable to our stockholders, and the equity attributable to noncontrolling interests (in thousands, except share amounts):

	Three Months Ended March 31, 2013
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,423,360	$1,327,880	$95,480
Shares issued (1,435,476 total shares issued)	12,549	12,549	-
Contributions	180	-	180
Net income	7,393	2,742	4,651
Distributions	(37,973)	(34,149)	(3,824)
Available Cash Distribution to the advisor	(3,614)	-	(3,614)
Change in Other comprehensive (loss) income	(6,186)	(5,215)	(971)
Shares repurchased	(4,952)	(4,952)	-
Balance – end of period	$1,390,757	$1,298,855	$91,902

	Three Months Ended March 31, 2012
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued (1,532,378 total shares issued)	13,250	13,250	-
Contributions	2,754	-	2,754
Net income	11,093	7,320	3,773
Distributions	(36,790)	(33,720)	(3,070)
Available Cash Distribution to the advisor	(4,281)	-	(4,281)
Change in Other comprehensive (loss) income	8,367	7,191	1,176
Shares reissued	117	117	-
Balance – end of period	$1,495,793	$1,418,215	$77,578

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in an entity that holds a note receivable recorded in connection with the Hellweg 2 transaction as redeemable noncontrolling interest because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance – beginning of period	$21,747	$21,306
Net income	(1,845)	-
Contributions	2,300	-
Distributions	(465)	-
Foreign currency translation adjustment	(643)	640
Balance – end of period	$21,094	$21,946

CPA®:16 – Global 3/31/2013 10-Q — 21

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following table presents a reconciliation of changes in accumulated other comprehensive loss by component (in thousands):

	Three Months Ended March 31, 2013
	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(10,472)	$(10)	$(16,561)	$(27,043)
Other comprehensive (loss) income before reclassifications	3,134	3	(8,406)	(5,269)
Amounts reclassified from accumulated other comprehensive loss:
Interest expense	325	-	-	325
Other income and (expenses)	(278)	-	-	(278)
Net income from equity investments in real estate	7	-	-	7
Total	54	-	-	54
Net current-period Other comprehensive (loss) income	3,188	3	(8,406)	(5,215)
Balance – end of period	$(7,284)	$(7)	$(24,967)	$(32,258)

	Three Months Ended March 31, 2012
	Gains and Losses on Derivative Instruments	Unrealized Gains and Losses on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(4,622)	$(52)	$(22,856)	$(27,530)
Other comprehensive (loss) income before reclassifications	(1,479)	(17)	8,303	6,807
Amounts reclassified from accumulated other comprehensive loss:
Interest expense	238	-	-	238
Other income and (expenses)	(148)	-	-	(148)
Net income from equity investments in real estate	294	-	-	294
Total	384	-	-	384
Net current-period Other comprehensive (loss) income	(1,095)	(17)	8,303	7,191
Balance – end of period	$(5,717)	$(69)	$(14,553)	$(20,339)

Note 13. Discontinued Operations

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

CPA®:16 – Global 3/31/2013 10-Q — 22

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended March 31,
	2013	2012
Revenues	$537	$2,114
Expenses	(318)	(4,113)
Gain (loss) on sale of real estate	2,701	(2,191)
Impairment charges	-	(485)
Income (loss) from discontinued operations	$2,920	$(4,675)

2013 — During the three months ended March 31, 2013, we sold four domestic properties for an aggregate of $27.9 million, net of selling costs, and recognized a net gain on the sales totaling $2.7 million, excluding an impairment charge of $1.2 million previously recognized during 2012.

2012 — During the three months ended March 31, 2012, we sold five domestic properties for an aggregate of $11.8 million, net of selling costs, and recognized a net loss on the sales totaling $2.2 million and lease termination income totaling $0.8 million.

We sold six additional properties during 2012 subsequent to first quarter of 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements for the three months ended March 31, 2012.

Note 14. Subsequent Event

In April 2013, we entered into an agreement to sell and subsequently sold five properties (“Sold Properties”) to the city of Waterloo, Wisconsin for an amount that was approximately $5.5 million below the properties’ aggregate carrying value at March 31, 2013. The determination to sell these properties in April 2013 was in conjunction with a modification to the lease agreement with the tenant at the Sold Properties, which requires that the tenant pay all amounts owed relating to the Sold Properties over the remaining lease term (“Modified Lease Payments”). As a result, the difference between the carrying value and the fair value of the consideration we expect to receive, inclusive of the Modified Lease Payments, is not expected to be material and will be recognized in the second quarter of 2013.

CPA®:16 – Global 3/31/2013 10-Q — 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2012 Annual Report.

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties.

Financial and Operating Highlights

(In thousands)

	Three Months Ended March 31,
	2013	2012
Total revenues	$79,542	$82,102
Net income attributable to CPA®:16 – Global stockholders	2,742	7,320

Net cash provided by operating activities	48,163	46,512
Net cash provided by investing activities	32,196	38,775
Net cash used in financing activities	(81,409)	(113,124)

Cash distributions paid	33,964	33,423

Supplemental financial measure:
Modified funds from operations (a)	40,417	40,962

(a)         We consider the performance metrics listed above, including Modified funds from operations (“MFFO”), a supplemental measure that is not defined by GAAP (“non-GAAP”), to be important measures in the evaluation of our results of operations and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of this non-GAAP measure and a reconciliation to its most directly comparable GAAP measure.

Total revenues and Net income attributable to CPA®:16 – Global stockholders decreased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to the impact of Carrefour France, SAS, one of our lessees, declining to exercise its lease termination options on five properties at June 30, 2012, thereby increasing the period over which straight-line revenue is recognized, and, in the case of Net income attributable to CPA®:16 – Global stockholders, impairment charges recognized during the three months ended March 31, 2013. These decreases were partially offset by the favorable impact of foreign currency fluctuations on operations and, in the case of Net income attributable to CPA®:16 – Global stockholders, the gain on the sales of several properties recognized during the three months ended March 31, 2013.

Net cash provided by operating activities increased for the three months ended March 31, 2013 as compared to the same period in 2012. An amendment to the advisory agreement in 2012 changed the basis of allocating advisor personnel expenses amongst WPC and the Managed REITs from individual time records to trailing four quarters of reported revenues, which increased management expenses for the three months ended March 31, 2013 as compared to the same period in 2012. However, at March 31, 2013, we had not yet paid the advisor for expenses incurred during the three months then ended, resulting in the increase in Net cash provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012.

CPA®:16 – Global 3/31/2013 10-Q — 24

Our MFFO supplemental measure decreased for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of the decrease in revenue as described above.

Our quarterly cash distribution was $0.1678 per share for the first quarter of 2013, which equates to $0.6712 per share on an annualized basis.

Recent Developments

Possible Liquidity Transaction

We have previously stated our intention to consider liquidity events for investors generally commencing eight to twelve years following the investment of substantially all of the net proceeds from our initial public offering. We substantially invested those net proceeds as of December 2005. During the first quarter of 2013, our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions which may be proposed by our advisor. The special committee has retained legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger, sale of assets either on a portfolio basis or individually, or a listing of our shares on a stock exchange, and could involve our advisor and/or one or more entities managed by our advisor. The execution of a liquidity transaction could be affected by a variety of factors, such as conditions in the economy, stock market volatility, conditions in the commercial real estate market, and the performance of our tenants and the availability of financing on acceptable terms, many of which are factors outside of our control. There can be no assurance that a liquidity transaction will occur in the near future or at all.

Net Asset Values

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

The advisor usually calculates our NAV annually as of year-end. Our most recently published estimated NAV as of December 31, 2012 was $8.70 per share, compared to $9.10 per share as of December 31, 2011. Declines in the real estate value from approximately $3.73 billion at December 31, 2011 to approximately $3.61 billion at December 31, 2012 were somewhat offset by improvements in the fair value of our mortgage debt from approximately $1.74 billion to approximately $1.70 billion and a reduction in the outstanding balance of our Credit Agreement. The decline in the real estate value was primarily driven by circumstances related to specific assets, including notification by several tenants that they intend to vacate their properties at the end of their respective lease terms (beginning in 2015), asset sales, including at prices that were below the appraised values of the properties as of December 31, 2011, and tenant credit issues.

CPA®:16 – Global 3/31/2013 10-Q — 25

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	March 31, 2013	December 31, 2012
Occupancy rate (a)	97.4%	96.9%
Number of leased properties (a)	494	498
Number of operating properties (b)	2	2

	Three Months Ended March 31,
	2013	2012
Financing obtained (in millions)	$13.0	$11.1
Average U.S. dollar/euro exchange rate (c)	$1.3209	$1.3110
U.S. Consumer Price Index (“CPI”) (d)	232.8	229.4

(a)         These amounts reflect properties in which we had a full or partial ownership interest.

(b)         For all periods presented, operating properties comprise two hotels, both of which are managed by third parties.

(c)          The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues in for our euro-denominated investments in the current year period.

(d)         Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:16 – Global 3/31/2013 10-Q — 26

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Three Months Ended March 31,
Lessee	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (b)	$8,952	$8,695
Dick’s Sporting Goods, Inc. (b)	2,687	2,666
Telcordia Technologies, Inc.	2,604	2,540
Carrefour France, SAS (a) (c)	2,438	5,735
SoHo House/SHG Acquisition (UK) Limited	1,964	1,964
Nordic Atlanta Cold Storage, LLC	1,886	1,795
Tesco plc (a) (b)	1,886	1,828
Berry Plastics Corporation (b)	1,765	1,722
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd., and IDS Manufacturing SDN BHD (a)	1,379	1,361
Fraikin SAS (a)	1,337	1,271
The Talaria Company (Hinckley) (b)	1,293	1,110
MetoKote Corp., MetoKote Canada Limited, and MetoKote de Mexico (a)	1,223	1,218
Perkin Elmer, Inc.	1,121	1,094
Best Brands Corp.	1,061	1,025
Ply Gem Industries, Inc. (a) (d)	1,036	1,076
Huntsman International, LLC	1,006	1,006
Caremark Rx, Inc.	985	990
Universal Technical Institute of California, Inc.	932	919
Bob’s Discount Furniture, LLC	920	930
TRW Vehicle Safety Systems Inc.	892	892
Kings Super Markets Inc.	888	896
Performance Fibers GmbH (a) (d)	825	941
Finisar Corporation	804	813
Other (a) (b)	30,156	29,481
	$70,040	$71,968

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $9.6 million and $9.3 million for the three months ended March 31, 2013 and 2012, respectively.

(c)          This decrease was due to the impact of the lessee declining to exercise its lease termination options on five properties at June 30, 2012. As a result, the straight-line periods over which revenue is to be recognized for the leases were increased.

(d)         This decrease was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.

CPA®:16 – Global 3/31/2013 10-Q — 27

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2013	2013	2012
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$8,122	$8,122
The New York Times Company	27%	6,924	6,867
OBI A.G. (a)	25%	4,181	4,022
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (b)	25%	3,783	2,988
True Value Company	50%	3,553	3,581
Advanced Micro Devices, Inc.	67%	2,986	2,986
Pohjola Non-life Insurance Company (a)	40%	2,293	2,242
TietoEnator Plc (a)	40%	2,149	2,109
Police Prefecture, French Government (a)	50%	2,096	1,946
Schuler A.G. (a)	33%	1,675	1,549
Frontier Spinning Mills, Inc.	40%	1,141	1,160
Actebis Peacock GmbH (a)	30%	1,013	998
Del Monte Corporation	50%	882	882
Actuant Corporation (a)	50%	451	360
Consolidated Systems, Inc.	40%	448	469
Barth Europa Transporte e.K/MSR Technologies GmbH (a)	33%	301	305
Town Sports International Holdings, Inc.	56%	286	288
Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a)	35%	160	331
		$42,444	$41,205

(a)         Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 0.8% during the three months ended March 31, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         This increase was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.

Lease Revenues

As of March 31, 2013, approximately 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 23% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

During the three months ended March 31, 2013, we signed one lease, a short-term extension with an existing tenant, totaling less than 0.1 million square feet of leased space. The new rent for the lease was $12.50 per square foot and the former rent was $11.34 per square foot. The tenant did not receive any tenant improvement allowances or concessions.

During the three months ended March 31, 2012, we signed two leases, totaling approximately 0.4 million square feet of leased space. Both leases were renewals or short-term extensions with existing tenants. The average rent for these leases increased from $4.45 per square foot to $5.03 per square foot after the renewals. None of the tenants received tenant improvement allowances or concessions.

For the three months ended March 31, 2013 as compared to the same period in 2012, lease revenues decreased by $1.9 million, primarily due to the impact of Carrefour France, SAS declining to exercise its lease termination options on five properties at June 30, 2012 totaling $2.7 million and the effects of lease restructurings, rejections, and expirations totaling $0.9 million. These decreases

CPA®:16 – Global 3/31/2013 10-Q — 28

were partially offset by scheduled rent increases of $1.3 million and the favorable impact of foreign currency fluctuations of $0.2 million.

General and Administrative

For the three months ended March 31, 2013 as compared to the same period in 2012, general and administrative expense increased by $1.2 million, primarily due to an increase in management expenses of $1.7 million. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to an amendment to the advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst WPC and the Managed REITs from individual time records to trailing four quarters of reported revenues (Note 3). This increase was partially offset by a decrease in professional fees of $0.6 million. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

Depreciation and Amortization

For the three months ended March 31, 2013 as compared to the same period in 2012, depreciation and amortization decreased by $1.0 million. The three months ended March 31, 2012 included a write-off of $0.6 million of lease intangibles related to a tenant bankruptcy.

Impairment Charges

During the three months ended March 31, 2013, we recognized an impairment charge of $9.3 million on a property in order to reduce its carrying value to its estimated fair value due to the property’s tenant filing for bankruptcy (Note 8).

As part of our portfolio management strategy, we exit from investments containing lower quality, lower growth assets. We have been marketing several properties for sale. We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds, and the impact to our balance sheet, in addition to the impact on operating results. In our experience, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. Where the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, are less than the assets’ carrying values, we recognize impairment charges. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

Net Income from Equity Investments in Real Estate

Net income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended March 31, 2013 as compared to the same period in 2012, net income from equity investments in real estate decreased by $2.0 million, primarily due to our share of non-recurring lease termination income received from the Thomson Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) jointly-owned investment in February 2012 of $1.7 million.

Other Income and (Expenses)

Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the relevant entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive (loss) income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended March 31, 2013, we recognized net other expense of $0.8 million, which was comprised primarily of net unrealized foreign currency transaction losses of $1.5 million, partially offset by net realized foreign currency transaction gains of $0.4 million and net realized gains related to derivatives of $0.3 million. During the comparable prior year period, we recognized net other income of $0.9 million, which was comprised primarily of net unrealized foreign currency transaction gains of $0.9 million and

CPA®:16 – Global 3/31/2013 10-Q — 29

net realized gains related to derivatives of $0.1 million, partially offset by net realized foreign currency transaction losses of $0.4 million.

Interest Expense

For the three months ended March 31, 2013 as compared to the same period in 2012, interest expense decreased by $2.9 million, primarily due to the impact of lower interest rates on the variable-rate debt encumbering the properties leased to Carrefour SAS totaling $0.9 million, the amendment to the Credit Agreement executed on August 1, 2012 totaling $0.8 million, and the repayment of several non-recourse mortgage loans during 2012 totaling $0.6 million.

Provision for Income Taxes

For the three months ended March 31, 2013 as compared to the same period in 2012, provision for income taxes increased by $0.8 million, primarily due to back trade taxes incurred by our third-party noncontrolling interest partner totaling $2.4 million, partially offset by trade taxes incurred by our Hellweg 2 investment during the first quarter of 2012 totaling $1.1 million not recurring in the current year period.

Income (Loss) from Discontinued Operations, Net of Tax

During the three months ended March 31, 2013, we recognized income from discontinued operations of $2.9 million, primarily due to the net gain on sale of real estate totaling $2.7 million from the disposition of four properties.

During the three months ended March 31, 2012, we recognized a loss from discontinued operations of $4.7 million, primarily due to the net loss on sale of real estate totaling $2.2 million from the disposition of five properties, loss generated from the operations of discontinued properties of $2.0 million, and impairment charges recognized totaling $0.5 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended March 31, 2013 as compared to the same period in 2012, net income attributable to noncontrolling interests increased by $0.9 million, primarily due to a decrease in foreign tax estimates attributable to our Hellweg 2 jointly-owned investment affiliates totaling $1.3 million, partially offset by a decrease in the Available Cash Distribution paid to the Special General Partner of $0.7 million.

Net Loss (Income) Attributable to Redeemable Noncontrolling Interest

For the three months ended March 31, 2013, we recognized a loss attributable to redeemable noncontrolling interest of $1.9 million, primarily due to back trade taxes paid by our third-party noncontrolling interest partner totaling $2.4 million, offset by income attributable to redeemable noncontrolling interest totaling $0.5 million.

Net Income Attributable to CPA®:16 – Global Stockholders

For the three months ended March 31, 2013 as compared to the same period in 2012, the resulting net income attributable to CPA®:16 – Global stockholders decreased by $4.6 million.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 – Global stockholders, see Supplemental Financial Measures below.

For the three months ended March 31, 2013 as compared to the same period in 2012, MFFO decreased by $0.5 million, primarily due to the decrease in lease revenues, as described above.

CPA®:16 – Global 3/31/2013 10-Q — 30

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

Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013 increased by $1.7 million compared to the same period in 2012. An amendment to the advisory agreement in 2012 changed the basis of allocating advisor personnel expenses amongst the Managed REITs from individual time records to trailing four quarters of reported revenues, which increased management expenses for the three months ended March 31, 2013 as compared to the same period in 2012. However, at March 31, 2013, we had not yet paid the advisor for expenses incurred during the three months then ended, resulting in the increase in Net cash provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012. During the three months ended March 31, 2013, we used cash flows provided by operating activities of $48.2 million primarily to fund net cash distributions to stockholders of $25.2 million, which excluded $8.8 million in distributions that were reinvested by stockholders through our distribution reinvestment and share purchase plan (“DRIP”), and to pay distributions of $7.9 million to affiliates that hold noncontrolling interests in various entities with us. For 2013, the advisor elected to receive its asset management fees in shares of our common stock and as a result, during the three months ended March 31, 2013 we paid asset management fees of $3.8 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor, and capitalized property-related costs. We received $27.9 million in connection with the sale of four properties (Note 13) and $4.4 million in distributions from equity investments in real estate in excess of equity in net income. Funds totaling $3.9 million and $3.0 million were invested in and released from, respectively, lender-held investment accounts. In January 2013, we paid $0.5 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

As noted above, during the three months ended March 31, 2013, we paid distributions to stockholders and affiliates that hold noncontrolling interests in various entities with us. We drew down $25.0 million from our line of credit. We also repaid $68.0 million on our line of credit, prepaid several non-recourse mortgages totaling $4.9 million, and made scheduled mortgage principal installments totaling $10.6 million. We received proceeds of $13.0 million from new financing obtained on two properties, $8.8 million as a result of issuing shares through our DRIP, and $2.5 million in contributions from noncontrolling interests.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the first quarter of 2013, we received requests to redeem 584,710 shares of our common stock pursuant to our redemption plan and we redeemed these shares at an average price per share of $8.47, which is net of redemption fees, totaling $5.0 million.

CPA®:16 – Global 3/31/2013 10-Q — 31

Summary of Financing

The table below summarizes our non-recourse debt and line of credit (dollars in thousands):

	March 31, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,458,141	$1,481,089
Variable rate (a)	263,111	306,091
Total	$1,721,252	$1,787,180

Percent of Total Debt
Fixed rate	85%	83%
Variable rate (a)	15%	17%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.8%	5.8%
Variable rate (a)	3.2%	3.1%

(a)         Variable-rate debt at March 31, 2013 included (i) $100.0 million outstanding under our line of credit; (ii) $70.6 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $68.1 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2013; (iv) $12.4 million in non-recourse mortgage loan obligations that bore interest at floating rates; and (v) $12.0 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At March 31, 2013, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At March 31, 2013, our cash resources consisted of cash and cash equivalents totaling $64.2 million. Of this amount, $41.2 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a line of credit with unused capacity of $111.5 million, as well as unleveraged properties that had an aggregate carrying value of $103.6 million at March 31, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. No balloon payments on our consolidated mortgage loan obligations are due during the next 12 months; however, our share of balloon payments due during the next 12 months on our unconsolidated jointly-owned investments totals $7.2 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

We expect to fund future investments, any capital expenditures on existing properties, and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves, or unused amounts on our Credit Agreement.

CPA®:16 – Global 3/31/2013 10-Q — 32

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at March 31, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt and line of credit – principal (a) (b)	$1,725,930	$45,350	$353,872	$874,784	$451,924
Deferred acquisition fees – principal	1,212	426	773	13	-
Interest on borrowings and deferred acquisition fees (c)	449,524	93,121	168,363	101,973	86,067
Subordinated disposition fees (d)	1,197	-	1,197	-	-
Operating and other lease commitments (e)	59,065	2,603	4,864	6,189	45,409
	$2,236,928	$141,500	$529,069	$982,959	$583,400

(a)         Excludes unamortized discount, net of $4.7 million (Note 10).

(b)         Includes $100.0 million outstanding under our $225.0 million Credit Agreement, which is scheduled to mature on August 1, 2015.

(c)          Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at March 31, 2013.

(d)         Represents amounts that may be payable to the Special General Partner in connection with sales of assets, if minimum stockholder returns are satisfied. There can be no assurance as to whether or when these fees will be paid (Note 3).

(e)          Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among the Managed REITs based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of amounts attributable to noncontrolling interests of approximately $11.7 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2013, which consisted primarily of the euro. At March 31, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At March 31, 2013, on a combined basis, these investments had total assets and third-party debt of $1.6 billion and $932.2 million, respectively. At that date, our pro rata share of their aggregate debt was $337.9 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

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

CPA®:16 – Global 3/31/2013 10-Q — 33

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. In addition, non-listed REITs typically have a limited life with targeted exit strategies after acquisition activity ceases. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a

CPA®:16 – Global 3/31/2013 10-Q — 34

company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA®:16 – Global 3/31/2013 10-Q — 35

adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income attributable to CPA®:16 – Global stockholders	$2,742	$7,320
Adjustments:
Depreciation and amortization of real property	22,683	26,510
Impairment charges	9,313	495
(Gain) loss on sale of real estate	(2,701)	2,191
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,661	3,454
Gain on sale of real estate	-	(325)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,880)	(3,254)
Total adjustments	30,076	29,071
FFO — as defined by NAREIT	32,818	36,391
Adjustments:
Loss on extinguishment of debt	-	506
Other depreciation, amortization and non-cash charges	1,528	(999)
Straight-line and other rent adjustments (a)	1,188	(2,147)
Acquisition expenses (b)	107	107
Merger expenses (b)	-	93
Amortization of deferred financing costs	320	857
Above- and below-market rent intangible lease amortization, net (c)	4,174	4,508
Amortization of premiums on debt investments, net	78	628
Realized (gains) losses on foreign currency, derivatives and other (d)	(756)	84
Unrealized losses on mark-to-market adjustments (e)	238	18
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	-	30
Straight-line and other rent adjustments (a)	(140)	113
Gain on extinguishment of debt	(2)	-
Acquisition expenses (b)	64	64
Above- and below-market rent intangible lease amortization, net (c)	925	925
Realized (gains) losses on foreign currency, derivatives and other (d)	(15)	25
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(110)	(241)
Total adjustments	7,599	4,571
MFFO (a) (b)	$40,417	$40,962

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

CPA®:16 – Global 3/31/2013 10-Q — 36

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate or limit the underlying interest rate from exceeding a specified strike rate, respectively. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flows over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on

CPA®:16 – Global 3/31/2013 10-Q — 37

the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses, and other liabilities and Other assets, net, respectively, in the consolidated financial statements, was in a net liability position of $5.0 million at March 31, 2013. In addition, three unconsolidated investments in which we have interests ranging from 25% to 35% had interest rate swaps and an interest rate cap with a net estimated fair value liability of $14.6 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at March 31, 2013 (Note 9).

At March 31, 2013, the majority (approximately 93%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at March 31, 2013 ranged from 4.3% to 7.8%. The effective annual interest rates on our variable-rate debt at March 31, 2013 ranged from 1.2% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2013 (in thousands):

	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt	$27,554	$92,207	$133,038	$234,514	$563,625	$411,499	$1,462,437	$1,469,299
Variable-rate debt	$6,012	$8,338	$120,599	$9,049	$60,103	$59,392	$263,493	$262,184

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2013 by an aggregate increase of $65.2 million or an aggregate decrease of $66.0 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments outside the U.S., and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the euro, and to a lesser extent, certain other currencies, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the net cash flow from that investment. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$65,958	$80,163	$73,233	$73,150	$73,146	$685,617	$1,051,267
British pound sterling (c)	4,008	5,420	4,867	4,629	4,688	61,474	85,086
Other foreign currencies (d)	6,318	8,418	8,416	8,419	8,431	47,932	87,934
	$76,284	$94,001	$86,516	$86,198	$86,265	$795,023	$1,224,287

CPA®:16 – Global 3/31/2013 10-Q — 38

Scheduled debt service payments (principal and interest), for mortgage notes payable for our foreign operations during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (e)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$34,963	$70,141	$49,966	$136,908	$409,147	$12,911	$714,036
British pound sterling (c)	2,425	15,531	7,368	1,399	1,400	21,754	49,877
Other foreign currencies (d)	3,591	12,961	9,361	3,502	9,120	16,919	55,454
	$40,979	$98,633	$66,695	$141,809	$419,667	$51,584	$819,367

(a)	Amounts are based on the applicable exchange rates at March 31, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(b)	We estimate that a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar would change projected property level cash flow at March 31, 2013 by $3.4 million.
(c)

We estimate that a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar would change projected property level cash flow at March 31, 2013 by $0.4 million.

(d)	Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.
(e)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at March 31, 2013.

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014, 2016, and 2017. In 2014, 2016, and 2017, balloon payments totaling $44.8 million, $95.1 million, and $404.4 million, respectively, are due on several non-recourse mortgage loans. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2013 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:16 – Global 3/31/2013 10-Q — 39

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended March 31, 2013, we issued 429,833 shares of common stock to the advisor as consideration for asset management fees. Of these shares, 345,238 were issued at $8.70 per share and 84,595 were issued at $9.10 per share, with each price per share representing our most recently published NAV per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	584,710	$8.47	N/A	N/A
Total	584,710

(a)

Represents shares of our common stock repurchased through our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all redemption requests received during the three months ended March 31, 2013. The redemption plan will terminate if and when our shares are listed on a national securities market. We receive fees in connection with share redemptions.

CPA®:16 – Global 3/31/2013 10-Q — 40

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 3/31/2013 10-Q — 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date: May 6, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:16 – Global 3/31/2013 10-Q — 42

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.