Form 10-Q
period 2013-06-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2013-08-06
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Registrant has 206,397,894 shares of common stock, $0.001 par value, outstanding at August 1, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013 (the “2012 Annual Report”). Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:16 – Global 6/30/2013 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $522,491 and $528,858, respectively)	$2,187,605	$2,243,470
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,811	85,565
Accumulated depreciation (inclusive of amounts attributable to consolidated VIES of $74,325 and $68,529, respectively)	(281,050)	(258,655)
Net investments in properties	1,992,366	2,070,380
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $47,594 and $48,363, respectively)	450,698	467,831
Equity investments in real estate	222,227	227,675
Assets held for sale	996	-
Net investments in real estate	2,666,287	2,765,886
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $33,076 and $33,558, respectively)	42,940	43,394
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $12,023 and $10,993, respectively)	70,394	66,405
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $39,526 and $40,931, respectively)	233,513	260,120
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $20,257 and $21,251, respectively)	166,795	182,972
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $3,004 and $3,268, respectively)	25,154	23,274
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $6,328 and $5,225, respectively)	69,928	64,741
Total assets	$3,275,011	$3,406,792

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $476,007 and $485,951, respectively)	$1,608,289	$1,644,180
Line of credit	95,000	143,000
Accounts payable, accrued expenses, and other liabilities (inclusive of amounts attributable to consolidated VIEs of $12,185 and $12,409, respectively)	38,319	40,931
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $24,543 and $25,402, respectively)	91,970	93,208
Due to affiliates	5,008	6,401
Distributions payable	34,470	33,965
Total liabilities	1,873,056	1,961,685
Redeemable noncontrolling interest	21,399	21,747
Commitments and contingencies (Note 11)

Equity:
CPA®:16 – Global stockholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 220,579,448 and 216,822,067 shares issued, respectively; and 205,142,603 and 202,617,274 shares outstanding, respectively	221	217
Additional paid-in capital	2,012,854	1,980,984
Distributions in excess of accumulated earnings	(556,766)	(500,050)
Accumulated other comprehensive loss	(29,497)	(27,043)
Less, treasury stock at cost, 15,436,845 and 14,204,793 shares, respectively	(136,634)	(126,228)
Total CPA®:16 – Global stockholders’ equity	1,290,178	1,327,880
Noncontrolling interests	90,378	95,480
Total equity	1,380,556	1,423,360
Total liabilities and equity	$3,275,011	$3,406,792

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Lease revenues:
Rental income	$59,609	$61,315	$118,700	$122,396
Interest income from direct financing leases	10,015	9,860	20,097	19,941
Total lease revenues	69,624	71,175	138,797	142,337
Other operating income	2,049	1,056	4,460	3,610
Interest income on notes receivable	738	896	1,473	2,068
Other real estate income	7,527	7,417	13,883	13,825
	79,938	80,544	158,613	161,840
Operating Expenses
General and administrative	(4,157)	(4,393)	(10,079)	(9,123)
Depreciation and amortization	(22,450)	(22,456)	(44,902)	(45,946)
Property expenses	(8,429)	(7,447)	(17,548)	(16,515)
Other real estate expenses	(5,180)	(5,196)	(9,875)	(10,035)
Impairment charges	(3,036)	-	(3,036)	(10)
Allowance for credit losses	(9,358)	-	(9,358)	-
	(52,610)	(39,492)	(94,798)	(81,629)
Other Income and Expenses
Net income from equity investments in real estate	6,059	5,429	11,584	12,973
Other income and (expenses)	708	(2,380)	(136)	(1,518)
Gain on extinguishment of debt	-	6,026	-	5,521
Interest expense	(24,338)	(26,245)	(48,539)	(53,326)
	(17,571)	(17,170)	(37,091)	(36,350)
Income from continuing operations before income taxes	9,757	23,882	26,724	43,861
Provision for income taxes	(2,473)	(2,336)	(7,369)	(6,432)
Income from continuing operations	7,284	21,546	19,355	37,429

Discontinued Operations
Income (loss) from operations of discontinued properties, net of tax	8,247	(2,839)	8,280	(4,597)
Gain on deconsolidation of a subsidiary	4,699	-	4,699	-
(Loss) gain on sale of real estate	(8,000)	3	(5,299)	(2,189)
Loss on extinguishment of debt	-	(357)	-	(357)
Impairment charges	-	-	(9,313)	(485)
Income (loss) from discontinued operations, net of tax	4,946	(3,193)	(1,633)	(7,628)

Net Income	12,230	18,353	17,722	29,801
Less: Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $3,830, $3,598, $7,444, and $7,879, respectively)	(2,697)	(9,825)	(7,348)	(13,598)
Net (income) loss attributable to redeemable noncontrolling interest	(392)	(551)	1,509	(906)
Net Income Attributable to CPA®:16 – Global Stockholders	$9,141	$7,977	$11,883	$15,297

Earnings Per Share
Income from continuing operations attributable to CPA®:16 – Global stockholders	$0.02	$0.06	$0.07	$0.12
Income (loss) from discontinued operations attributable to CPA®:16 – Global stockholders	0.02	(0.02)	(0.01)	(0.04)
Net income attributable to CPA®:16 – Global stockholders	$0.04	$0.04	$0.06	$0.08
Weighted Average Shares Outstanding	204,570,324	201,829,673	204,053,520	201,567,879
Amounts Attributable to CPA®:16 – Global Stockholders
Income from continuing operations, net of tax	$4,195	$11,170	$13,516	$22,925
Income (loss) from discontinued operations, net of tax	4,946	(3,193)	(1,633)	(7,628)
Net income attributable to CPA®:16 – Global stockholders	$9,141	$7,977	$11,883	$15,297

Distributions Declared Per Share	$0.1680	$0.1672	$0.3358	$0.3342

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$12,230	$18,353	$17,722	$29,801
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	3,158	(17,624)	(6,861)	(7,505)
Change in unrealized appreciation on marketable securities	21	25	24	8
Change in unrealized gain (loss) on derivative instruments:	1,297	(853)	4,485	(1,949)
	4,476	(18,452)	(2,352)	(9,446)
Comprehensive Income (Loss)	16,706	(99)	15,370	20,355

Amounts Attributable to Noncontrolling Interests:
Net income	(2,697)	(9,825)	(7,348)	(13,598)
Foreign currency translation adjustments	(1,410)	1,868	(440)	693
Comprehensive income attributable to noncontrolling interests	(4,107)	(7,957)	(7,788)	(12,905)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net (income) loss	(392)	(551)	1,509	(906)
Foreign currency translation adjustments	(305)	1,252	338	612
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(697)	701	1,847	(294)

Comprehensive Income (Loss) Attributable to CPA®:16 – Global Stockholders	$11,902	$(7,355)	$9,429	$7,156

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$17,722	$29,801
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	47,533	54,768
Net income from equity investments in real estate in excess of distributions received	(2,456)	(4,096)
Issuance of shares to affiliate in satisfaction of fees due	8,249	7,091
Gain on deconsolidation of a subsidiary	(4,699)	-
Loss on sale of real estate	5,299	2,189
Unrealized loss on foreign currency transactions and other	960	1,513
Realized (gain) loss on foreign currency transactions and other	(672)	612
Straight-line rent adjustment and amortization of rent-related intangibles	8,204	6,604
Gain on extinguishment of debt	-	(5,164)
Impairment charges	12,349	495
Allowance for credit losses	9,358	-
Net changes in other operating assets and liabilities	(6,153)	259
Net Cash Provided by Operating Activities	95,694	94,072

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	7,155	6,442
Acquisition of real estate	(4,772)	-
Expenditures on capital improvements	(345)	(333)
Maturities of debt securities	66	66
Proceeds from sale of real estate	31,372	18,595
Funds placed in escrow	(8,021)	(8,387)
Funds released from escrow	6,124	11,284
Payment of deferred acquisition fees to an affiliate	(546)	(1,633)
Proceeds from repayment of notes receivable	144	30,015
Cash receipts from direct financing leases greater than revenue recognized	2,494	-
Net Cash Provided by Investing Activities	33,671	56,049

Cash Flows — Financing Activities
Distributions paid	(68,094)	(67,099)
Contributions from noncontrolling interests	2,679	20,406
Distributions to noncontrolling interests	(14,124)	(14,992)
Scheduled payments of mortgage principal	(21,010)	(49,039)
Prepayments of mortgage principal	(4,925)	(42,973)
Proceeds from mortgage financing	15,955	65,575
Proceeds from line of credit	45,000	-
Repayments of line of credit	(93,000)	(84,000)
Funds placed in escrow	53	77
Funds released from escrow	(1)	(2,710)
Deferred financing costs and mortgage deposits	(323)	(2,172)
Proceeds from issuance of shares, net of issuance costs	23,625	17,315
Purchase of treasury stock	(10,406)	(13,159)
Net Cash Used in Financing Activities	(124,571)	(172,771)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(805)	(1,351)
Net increase (decrease) in cash and cash equivalents	3,989	(24,001)
Cash and cash equivalents, beginning of period	66,405	109,694
Cash and cash equivalents, end of period	$70,394	$85,693

(Continued)

CPA®:16 – Global 6/30/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

In March 2013, a tenant in one of our domestic properties filed for bankruptcy and ceased paying rent to us. As a result, we suspended debt service payments on the related non-recourse mortgage loan. In April 2013, the bankruptcy court appointed a receiver to take possession of the property, and we no longer had control over the activities that most significantly impacted the economic performance of the property. In June 2013, the property was sold in a foreclosure auction, at which point we deconsolidated the investment with carrying values for its net investment in properties and non-recourse debt of $8.7 million and $13.0 million, respectively, and recognized a gain on the deconsolidation of $4.7 million (Note 13).

During the three months ended March 31, 2013, we incurred trade taxes related to prior years’ activity on our Hellweg 2 investment of $2.4 million. The taxes were attributable to our third-party partner’s redeemable noncontrolling interest in the investment and paid by that partner.

During the second quarter of 2013 and 2012, we declared distributions totaling $34.5 million and $33.7 million, respectively, which were paid on July 15, 2013 and July 16, 2012, respectively.

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 6/30/2013 10-Q — 6

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

At June 30, 2013, our portfolio was comprised of our full or partial ownership interests in 488 properties, substantially all of which were triple-net leased to 141 tenants, and totaled approximately 46 million square feet, with an occupancy rate of approximately 97.9%. In addition, our portfolio contained our ownership interests in two hotel properties, which had an aggregate carrying value of $68.1 million at June 30, 2013.

On May 2, 2011, Corporate Property Associates 14 Incorporated (“CPA®:14”) merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), one of our wholly-owned subsidiaries (the “Merger”). Following the consummation of the Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (the “UPREIT Reorganization”) to hold substantially all of our assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a Delaware limited liability company subsidiary (Note 3). At June 30, 2013, we owned 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

On July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar, as discussed further in Note 14 (the “Proposed Merger”).

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

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our controlled subsidiaries and our tenancy-in-common interests, as described below. The portion of equity in a consolidated subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CPA®:16 – Global 6/30/2013 10-Q — 7

Notes to Consolidated Financial Statements

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

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments in Europe (primarily Germany), Canada, Mexico, Malaysia, and Thailand. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$25,798	$27,615	$51,684	$56,494
Income from continuing operations before income taxes	5,777	11,514	10,178	18,893
Net income attributable to CPA®:16 – Global stockholders (a)	3,741	7,977	2,217	12,911

	June 30, 2013	December 31, 2012
Net investments in real estate	$952,011	$979,503
Non-recourse debt	683,826	705,563

__________

(a)         Excludes income attributable to noncontrolling interests of $0.6 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and income attributable to noncontrolling interests of $1.1 million and loss attributable to noncontrolling interests of less than $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

New Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us as indicated:

ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities — In January 2013, the FASB issued an update to ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting or similar arrangement. These amendments did not have a significant impact on our financial position or results of operations and are applicable to us for our interim and annual reports beginning in 2013 and has been applied retrospectively.

ASU 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income — In February 2013, the FASB issued ASU 2013-02 requiring entities to disclose additional information

CPA®:16 – Global 6/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

about items reclassified out of accumulated other comprehensive income. This ASU impacts the form of our disclosures only, is applicable to us for our interim and annual reports beginning in 2013, and has been applied retrospectively. The related additional disclosures are located in Note 12.

ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date, a Consensus of the FASB Emerging Issues Task Force — In February 2013, the FASB issued ASU 2013-04, which requires entities to measure obligations resulting from joint and several liability arrangements (in our case, tenancy-in-common arrangements, Note 6) for which the total amount of the obligation is fixed as the sum of the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU is applicable to us for our interim and annual reports beginning in 2014 and shall be applied retrospectively; however, we elected to adopt this ASU early in 2013 and it did not have a significant impact on our financial position or results of operations for any of the periods presented.

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

CPA®:16 – Global 6/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, we entered into an amended and restated advisory agreement, as described below. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees remains unchanged, and the advisor remains entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Income:
Asset management fees	$4,465	$4,597	$8,963	$9,297
Available Cash Distribution	3,830	3,598	7,444	7,879
Personnel reimbursements	1,786	1,686	5,161	3,312
Office rent reimbursements	450	314	829	624
	$10,531	$10,195	$22,397	$21,112

Other Transaction Fees Incurred:
Current acquisition fees	$122	$-	$122	$-
Deferred acquisition fees	97	-	97	-
Mortgage refinancing fees	-	420	-	420
	$219	$420	$219	$420

			June 30, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees			$1,309	$1,757
Subordinated disposition fees			1,197	1,197
			$2,506	$2,954

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

Available Cash Distribution

In connection with the UPREIT Reorganization, a subsidiary of WPC (the “Special General Partner”) acquired a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership entitling it to receive the Available Cash Distribution, which is measured and paid quarterly in either cash or shares of our common stock, at the advisor’s election. The Available Cash Distribution is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of our assets excluding cash, cash equivalents, and certain short-term investments and non-cash reserves. In the event of a capital transaction such as a sale, exchange, disposition, or refinancing of our net assets, the Special General Partner may also be entitled to receive a

CPA®:16 – Global 6/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

distribution in an amount equal to 15% of the excess, if any, of the consideration generated by the capital transaction (net of costs and expenses) after our stockholders have received a return of their invested capital plus a 6% priority return (Note 14).

Personnel and Office Rent Reimbursements

We entered into an amended and restated advisory agreement, which is scheduled to renew annually. As amended, the advisory agreement provides for the allocation of the advisor’s personnel expenses on the basis of our trailing four quarters of reported revenues and those of WPC and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name (the “CPA REITs”), rather than on an allocation of time charges incurred by the advisor’s personnel on behalf of the CPA REITs.

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

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees are 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfying the 6% performance criterion. Interest is accrued on unpaid installments of the deferred portion at 5% per year. Current and deferred acquisition fees are capitalized and included in the cost basis of the assets acquired. Mortgage refinancing fees, which are paid at the discretion of our board of directors, equal up to 1% of the principal and are capitalized to deferred financing costs and amortized over the life of the new loans.

We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are paid at the discretion of our board of directors, and which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event (Note 14).

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

At June 30, 2013, the advisor owned 38,060,964 shares, or 18.6%, of our common stock, which excluded its ownership in the Special Member Interest.

CPA®:16 – Global 6/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$453,191	$470,809
Buildings	1,734,414	1,772,661
Less: Accumulated depreciation	(263,362)	(242,648)
	$1,924,243	$2,000,822

Acquisition

During the six months ended June 30, 2013, we entered into one domestic investment for an industrial and office facility, which was deemed to be a real estate asset acquisition because we entered into a new lease with the seller, at a cost of $4.9 million, including net lease intangible assets of $0.7 million (Note 7) and acquisition-related costs and fees of $0.2 million, which were capitalized.

During this period, the U.S. dollar strengthened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at June 30, 2013 decreased by 1.6% to $1.3013 from $1.3218 at December 31, 2012. The impact of this strengthening was an $11.0 million decrease in the carrying value of Real estate from December 31, 2012 to June 30, 2013. Assets disposed of and reclassified as held-for-sale during the six months ended June 30, 2013 also accounted for a significant portion of the decrease in real estate and are discussed in Note 13.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Land	$8,296	$8,296
Buildings	68,616	68,505
Furniture, fixtures, and equipment	8,899	8,764
Less: Accumulated depreciation	(17,688)	(16,007)
	$68,123	$69,558

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases and Notes receivable.

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property-owning entity that in turn acquired a 24.7% ownership interest in a limited partnership and a lending entity that made a loan (“the note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg 2 transaction”), the lending entity will receive interest at a fixed annual rate of 8%. The note receivable matures in April 2017. The note receivable had a principal balance of $21.4 million and $21.7 million, inclusive of our affiliates’ noncontrolling interest of $15.9 million and $16.1 million, at June 30, 2013 and December 31, 2012, respectively.

CPA®:16 – Global 6/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

Production Resource Group, LLC

In January 2012, we restructured our lease with Production Resource Group, LLC (“PRG”) so as to extend the lease term to June 2029 and also give PRG the option to purchase the property at predetermined dates and prices during the lease term. If PRG does not exercise its purchase option during the term of the lease, the property transfers to the tenant for $1 at the end of the lease term. The restructured lease was accounted for as a sales-type lease due to the automatic transfer of title at the end of the lease. In addition, because the minimum initial and continuing investment criteria were not met at the inception of the sales-type lease, the sale of the asset was accounted for under the deposit method. At the time of the restructuring, the property was not derecognized and all periodic cash payments received under the lease were carried on the balance sheet as a deposit liability until approximately 5% of the purchase price had been collected. By October 2012, the aggregate cash payments received crossed the 5% threshold, and accordingly we derecognized the property and recognized a gain of $0.1 million. We also recognized a note receivable, which had a balance of $11.7 million and $11.8 million at June 30, 2013 and December 31, 2012, respectively, to reflect the expected future payments under the lease. The remaining deferred gain of $3.8 million as of June 30, 2013 will be recognized into income in proportion to the principal payments on the note until we have received 20% of the purchase price. At that time, the full gain will be recognized.

Other

We had a B-note receivable that totaled $9.9 million and $9.8 million at June 30, 2013 and December 31, 2012, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. During the three and six months ended June 30, 2013, we established an allowance for credit losses of $9.4 million on several properties due to a decline in the estimated amount of future payments we will receive from the respective tenants, including the early termination of the direct financing leases. At June 30, 2013 and December 31, 2012, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million and $0.2 million at June 30, 2013 and December 31, 2012, respectively. Additionally, there have been no modifications of finance receivables during the six months ended June 30, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2013.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1	1	1	$43,033	$43,213
2	-	2	-	35,197
3	13	13	227,129	230,527
4	9	7	178,106	152,902
5	1	1	2,430	5,992
			$450,698	$467,831

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
1	-	-	$-	$-
2	1	1	9,863	9,836
3	2	2	33,077	33,558
4	-	-	-	-
5	-	-	-	-
			$42,940	$43,394

CPA®:16 – Global 6/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2013	June 30, 2013	December 31, 2012
True Value Company (a) (b) (c)	50%	$39,522	$43,100
The New York Times Company (d) (e)	27%	35,334	34,579
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d) (f)	31%	30,539	30,932
Advanced Micro Devices, Inc. (a) (g) (h)	67%	26,871	28,619
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (i)	25%	21,303	20,837
Schuler A.G. (a) (h) (i)	33%	21,237	21,178
The Upper Deck Company (a)	50%	8,311	7,998
Frontier Spinning Mills, Inc. (j)	40%	6,335	6,265
Del Monte Corporation (a) (h)	50%	4,942	5,580
Police Prefecture, French Government (a) (i)	50%	4,680	5,010
Actebis Peacock GmbH (i) (j)	30%	4,515	4,477
TietoEnator Plc (a) (i)	40%	4,076	3,895
Barth Europa Transporte e.K/MSR Technologies GmbH (a) (i)	33%	3,011	3,219
Town Sports International Holdings, Inc. (a)	56%	2,928	3,203
Actuant Corporation (a) (i)	50%	2,777	2,711
OBI A.G. (a) (i) (k)	25%	2,122	1,819
Consolidated Systems, Inc. (a) (h)	40%	1,966	2,004
Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (i)	35%	1,045	1,606
Pohjola Non-life Insurance Company (a) (i)	40%	713	190
Talaria Holdings, LLC (l)	27%	-	453
		$222,227	$227,675

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

(c)          We received distributions of $2.6 million and $2.2 million from this investment during the six months ended June 30, 2013 and 2012, respectively.

(d)         This investment is jointly-owned with WPC and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), one of the CPA REITs.

(e)          We received distributions of $2.5 million and $2.3 million from this investment during the six months ended June 30, 2013 and 2012.

(f)           We received distributions of $2.7 million from this investment during both the six months ended June 30, 2013 and 2012.

(g)         We received distributions of $2.5 million from this investment during both the six months ended June 30, 2013 and 2012.

(h)         These investments are considered tenancy-in-common interests, whereby the property is encumbered by debt for which we are jointly and severally liable. For these investments, the co-obligor is WPC and the aggregate amount due under the arrangements is

CPA®:16 – Global 6/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

approximately $76.3 million. Of this amount, $46.3 million represents the amount we agreed to pay and is included within the carrying value of these investments.

(i)             The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(j)            This investment is jointly-owned with CPA®:17 – Global.

(k)         This increase was primarily due to the investment’s share of other comprehensive income recognized on interest rate swap derivative instruments.

(l)             This decrease reflects losses recorded by the investment during the six months ended June 30, 2013.

We recognized net income from equity investments in real estate of $6.1 million and $5.4 million for the three months ended June 30, 2013 and 2012, respectively, and $11.6 million and $13.0 million for the six months ended June 30, 2013 and 2012, respectively. Net income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

Note 7. Intangible Assets and Liabilities

In connection with our acquisitions of properties, we have recorded net lease intangibles, which are being amortized over periods ranging from four years to 40 years. In-place lease intangibles are included in In-place lease intangible assets, net in the consolidated financial statements. Tenant relationship, above-market rent, below-market ground lease, management contract, and franchise agreement intangibles are included in Other intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.

In connection with our investment activity during the six months ended June 30, 2013, we have recorded intangibles as follows (life in years, dollars in thousands):

	Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	13.5	$700

Amortizable Intangible Liabilities
Below-market rent	13.5	$(41)

Intangible assets and liabilities are summarized as follows (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Management contract	$874	$(718)	$156	$874	$(645)	$229
Franchise agreement	2,240	(1,289)	951	2,240	(1,157)	1,083
	3,114	(2,007)	1,107	3,114	(1,802)	1,312
Lease intangibles:
In-place lease	347,579	(114,066)	233,513	361,242	(101,122)	260,120
Tenant relationship	32,602	(7,862)	24,740	33,615	(7,544)	26,071
Above-market rent	189,230	(54,437)	134,793	195,985	(46,688)	149,297
Below-market ground lease	6,644	(489)	6,155	6,752	(460)	6,292
	576,055	(176,854)	399,201	597,594	(155,814)	441,780
Total intangible assets	$579,169	$(178,861)	$400,308	$600,708	$(157,616)	$443,092

Amortizable Intangible Liabilities
Below-market rent	$(64,379)	$14,126	$(50,253)	$(65,148)	$13,001	$(52,147)
Total intangible liabilities	$(64,379)	$14,126	$(50,253)	$(65,148)	$13,001	$(52,147)

CPA®:16 – Global 6/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

Net amortization of intangibles, including the effect of foreign currency translation, was $12.5 million and $13.1 million for the three months ended June 30, 2013 and 2012, respectively, and $25.1 million and $26.8 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of above-market rent, below-market rent, and below-market ground lease intangibles is recorded as an adjustment to Lease revenues, while amortization of management contract, franchise agreement, in-place lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at June 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$29,948
2014	53,736
2015	46,032
2016	39,612
2017	36,275
Thereafter	144,452
Total	$350,055

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

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted-average ranges.

Derivative Assets — Our derivative assets are comprised of foreign currency forward contracts, interest rate swaps, and an interest rate cap, as well as stock warrants that were granted to us by lessees in connection with structuring initial lease transactions (Note 9). These assets are included in Other assets, net in the consolidated financial statements. The foreign currency forward contracts, interest rate swaps, and interest rate cap were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. Our stock warrants are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps and foreign currency forward contracts and are included in Accounts payable, accrued expenses, and other liabilities in the consolidated financial statements (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

CPA®:16 – Global 6/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		June 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,608,289	$1,598,219	$1,644,180	$1,656,684
Line of credit (a)	3	95,000	94,500	143,000	143,000
Notes receivable (a)	3	42,940	43,698	43,394	44,363

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

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether an investment is impaired and the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the loss as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:16 – Global 6/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

The following tables present information about our assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Net investments in properties (a)	$14,259	$3,036	$-	$-
Net investments in direct financing leases (b)	29,346	9,358	-	-
Total impairment charges or allowance for credit losses included in expenses	43,605	12,394	-	-
Total impairment charges or allowance for credit losses included in income from continuing operations	43,605	12,394	-	-

Impairment charges included in discontinued operations	-	-	-	-
Total impairment charges	$43,605	$12,394	$-	$-

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Net investments in properties (a)	$14,259	$3,036	$-	$-
Net investments in direct financing leases (b)	29,346	9,358	-	10
Total impairment charges or allowance for credit losses included in expenses	43,605	12,394	-	10
Total impairment charges or allowance for credit losses included in income from continuing operations	43,605	12,394	-	10

Impairment charges included in discontinued operations (c)	8,730	9,313	4,200	485
Total impairment charges	$52,335	$21,707	$4,200	$495

__________

(a)         The fair value measurement related to the impairment charge recognized during the three and six months ended June 30, 2013 was developed from a purchase and sale agreement for the potential sale of several properties leased to one tenant that has not yet been consummated.

(b)         The fair value measurements incorporate the allowance for credit losses recorded during the three and six months ended June 30, 2013 were based on management’s estimate of the collectability of future payments from the respective tenants.

(c)          The fair value measurement related to the impairment charge recognized on one property during the six months ended June 30, 2013 was developed by a third-party, subject to our corroboration for reasonableness. The third-party utilized local average rent rates for the previous five years and sales of comparable properties to determine a fair value range of $75-$85 per square foot.

CPA®:16 – Global 6/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

Significant impairment charges, and their related triggering events, recognized during the three and six months ended June 30, 2013 and 2012 were as follows:

Real Estate

2013 — During both the three and six months ended June 30, 2013, we recognized impairment charges totaling $3.0 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, on several properties leased to one tenant in order to reduce their carrying values to their estimated fair values based on a change in our estimated holding period during the second quarter of 2013 due to a potential sale of the properties. There is no guarantee that the sale will occur.

Direct Financing Leases

2013 — During both the three and six months ended June 30, 2013, we recorded an allowance for credit losses totaling $9.4 million, inclusive of amounts attributable to noncontrolling interests of $1.7 million, on several properties accounted for as Net investments in direct financing leases due to a decline in the estimated amount of future payments we will receive from the respective tenants, including the early termination of the direct financing leases (Note 5).

Properties Sold

2013 — During the six months ended June 30, 2013, we recognized an impairment charge of $9.3 million on a property in order to reduce its carrying value to its estimated fair value due to the property’s tenant filing for bankruptcy during the first quarter of 2013 (Note 13). Because a market participant would likely not have ascribed any value to the tenant’s lease, the fair value of the property reflected the value as if it were vacant. The results of operations for this property are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

2012 — During the six months ended June 30, 2012, we recognized an impairment charge of $0.5 million on a property in order to reduce its carrying value to its estimated fair value due to the tenant vacating the property. The property was subsequently sold in June 2012. The results of operations for this property are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

Note 9. Risk Management and Use of Derivative Financial Instruments

Risk Management

In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk that impact us: interest rate risk, credit risk, and market risk. We are primarily subject to interest rate risk on our interest-bearing assets and liabilities, including our secured credit agreement (the “Line of Credit,” Note 10). Credit risk is the risk of default on our operations and our tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other investments due to changes in interest rates or other market factors. In addition, we own investments outside the U.S. and are subject to the risks associated with changing foreign currency exchange rates.

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

CPA®:16 – Global 6/30/2013 10-Q — 19

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Foreign currency contracts	Other assets, net	$69	$172	$-	$-
Foreign currency contracts	Accounts payable,
	accrued expenses and
	other liabilities	-	-	(1,086)	(2,361)
Interest rate cap	Other assets, net	131	36	-	-
Interest rate swaps	Other assets, net	255	-	-	-
Interest rate swaps	Accounts payable,
	accrued expenses and
	other liabilities	-	-	(3,248)	(5,411)

Derivatives Not Designated
as Hedging Instruments
Stock warrants	Other assets, net	1,350	1,161	-	-
Total derivatives		$1,805	$1,369	$(4,334)	$(7,772)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on the balance sheet. At June 30, 2013, no cash collateral has been posted nor received for any of our derivative positions.

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps	$1,956	$(1,193)	$2,182	$(1,145)
Interest rate cap	93	(103)	108	(570)
Foreign currency contracts	(1,268)	674	1,172	106
Total	$781	$(622)	$3,462	$(1,609)

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps (a)	$336	$284	$660	$525
Foreign currency contracts (b)	77	(340)	(201)	(488)
Total	$413	$(56)	$459	$37

__________

(a)         During both the three months ended June 30, 2013 and 2012, we reclassified $0.1 million from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships on certain interest rate swaps. During the six months ended June 30, 2013 and 2012, we reclassified $0.2 million and $0.1 million, respectively, from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships on certain interest rate swaps.

CPA®:16 – Global 6/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

(b)         Gains (losses) reclassified from Other comprehensive income (loss) into income for contracts that have settled are included in Other income and (expenses).

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated investments, which are excluded from the tables above.

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

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at June 30, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Cap	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	June 30, 2013
1-Month LIBOR	“Pay-fixed” swap	$3,604	N/A	6.7%	2/2008	2/2018	$(482)
1-Month LIBOR	“Pay-fixed” swap	$11,101	N/A	5.6%	3/2008	3/2018	(1,290)
1-Month LIBOR	“Pay-fixed” swap	$5,911	N/A	6.4%	7/2008	7/2018	(822)
1-Month LIBOR	“Pay-fixed” swap	$3,775	N/A	6.9%	3/2011	3/2021	(393)
1-Month LIBOR	“Pay-fixed” swap	$5,595	N/A	5.4%	11/2011	12/2020	(78)
1-Month LIBOR	“Pay-fixed” swap	$5,813	N/A	4.9%	12/2011	12/2021	(8)
1-Month LIBOR	“Pay-fixed” swap	$8,631	N/A	5.1%	3/2012	11/2019	(162)
3-Month Euro Interbank Offered Rate (“Euribor”) (a)	Interest rate cap	€52,179	3.0%	N/A	4/2012	4/2017	131
1-Month LIBOR	“Pay-fixed” swap	$1,925	N/A	4.6%	5/2012	11/2017	(12)
1-Month LIBOR	“Pay-fixed” swap	$9,725	N/A	3.3%	6/2012	6/2017	(1)
1-Month LIBOR	“Pay-fixed” swap	$9,819	N/A	1.6%	9/2012	10/2020	214
1-Month LIBOR	“Pay-fixed” swap	$3,974	N/A	4.9%	2/2013	2/2023	41
							$(2,862)

__________

(a)         Fair value amount is based on the applicable exchange rate at June 30, 2013.

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at June 30, 2013 and were designated as cash flow hedges are summarized as follows (currency in thousands):

	Ownership					Contractual
	Interest in Investee		Notional	Strike		Interest	Effective	Expiration	Fair Value at
Description	at June 30, 2013	Type	Amount	Price	Spread	Rate	Date	Date	June 30, 2013
3-Month Euribor (a)	25.0%	“Pay-fixed” swap	€111,222	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/2016	$(13,043)
3-Month LIBOR	27.3%	Interest rate cap	$117,481	4%	1.2%	N/A	8/2009	8/2014	-
3-Month Euribor (a)	35.0%	“Pay-fixed” swap	€15,970	N/A	N/A	0.9%	4/2012	7/2013	(10)
									$(13,053)

__________

(a)         Fair value amounts are based on the applicable exchange rate at June 30, 2013.

CPA®:16 – Global 6/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts and holding them to maturity, we are locked into a future currency exchange rate for the term of the contract. These instruments lock the range in which the foreign currency exchange rate may fluctuate.

The following table presents the foreign currency derivative contracts we had outstanding and their designations at June 30, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	June 30, 2013
Forward contracts	€50,400	$1.28 - 1.30	5/2012	9/2013 - 6/2017	$(1,061)
Forward contracts	9,800	1.35	12/2012	9/2017 - 3/2018	69
Forward contracts	6,200	1.35	6/2013	6/2018 - 9/2018	(25)
	€66,400				$(1,017)

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At June 30, 2013, we estimate that an additional $1.4 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps and caps and $0.3 million will be reclassified to Other income and (expenses) related to our foreign currency forward contracts.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2013. At June 30, 2013, our total credit exposure was $0.4 million and the maximum exposure to any single counterparty was $0.2 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $4.5 million and $7.9 million at June 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $4.8 million or $8.5 million, respectively.

CPA®:16 – Global 6/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at June 30, 2013 as compared to December 31, 2012.

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property and direct financing leases with an aggregate carrying value of $2.3 billion and $2.4 billion at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 4.3% to 7.8% and variable contractual rates ranging from 1.2% to 6.9%, with maturity dates ranging from 2014 to 2038.

During the six months ended June 30, 2013, we obtained new non-recourse mortgage financing totaling $16.0 million, with a weighted-average annual interest rate and term of 4.5% and 11.9 years, respectively. Of the total, $3.0 million related to an investment acquired during 2013. Of the total financing, $4.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate of 4.9% through the use of an interest rate swap.

In May 2012, we modified and partially extinguished the non-recourse mortgage loan outstanding related to our Hellweg 2 investment, which had a total balance of $352.3 million at the time of extinguishment. We recognized a gain on the extinguishment of debt of $5.9 million, inclusive of amounts attributable to noncontrolling interests of $4.2 million.

During 2012, we entered into an arrangement with one of our lenders on a non-recourse financing that enabled us to repay the outstanding indebtedness of approximately $10.0 million for cash of approximately $8.7 million. As part of this arrangement, we have a contingent obligation to pay the lender any proceeds received from a sale of the previously-collateralized property in excess of $6.0 million within two years. We have accounted for this as a troubled debt restructuring and, accordingly, we have not recognized a gain on the discounted payoff. We will recognize this gain upon expiration of the contingent obligation.

Line of Credit

On May 2, 2011, we entered into the Line of Credit with several banks, including Bank of America, N.A., which acts as the administrative agent. CPA 16 Merger Sub is the borrower, and we and the Operating Partnership are guarantors. On August 1, 2012, we amended the Line of Credit to reduce the amount available under the secured revolving credit facility from $320.0 million to $225.0 million, to reduce our annual interest rate from LIBOR plus 3.25% to LIBOR plus 2.50%, and to decrease the number of properties in our borrowing base pool. The Line of Credit is scheduled to mature on August 1, 2015, with an option by CPA 16 Merger Sub to extend the maturity date for an additional 12 months subject to the conditions provided in the Line of Credit. We incurred costs of $1.1 million to amend the facility, which are being amortized over the term of the Line of Credit.

Availability under the Line of Credit is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At June 30, 2013, availability under the line was $209.2 million, of which we had drawn $95.0 million.

The Line of Credit is fully recourse to us and contains customary affirmative and negative covenants, including covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness (other than non-recourse indebtedness), grant liens, dispose of assets, merge or consolidate, make investments, make acquisitions, pay distributions, enter into certain transactions with affiliates, and change the nature of our business or fiscal year. In addition, the Line of Credit contains customary events of default.

The Line of Credit stipulates certain financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at June 30, 2013.

CPA®:16 – Global 6/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$23,084
2014	100,654
2015 (b)	248,518
2016	244,948
2017	617,524
Thereafter through 2038	473,121
1,707,849
Unamortized discount, net (c)	(4,560)
Total	$1,703,289

__________

(a)         Certain amounts are based on the applicable foreign currency exchange rate at June 30, 2013.

(b)         Includes $95.0 million outstanding under our Line of Credit, which is scheduled to mature in 2015, unless extended pursuant to its terms.

(c)          Represents the unamortized fair value adjustment of $5.8 million resulting from the assumption of property-level debt in connection with the Merger, partially offset by a $1.2 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Due to the strengthening of the U.S. dollar relative to foreign currencies during the six months ended June 30, 2013, the carrying value of our debt decreased by $13.2 million from December 31, 2012 to June 30, 2013.

Note 11. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Equity

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable, directly or indirectly, to us. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2013.

CPA®:16 – Global 6/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

The following table presents a reconciliation of total equity, the equity attributable to our stockholders, and the equity attributable to noncontrolling interests (in thousands, except share amounts):

	Six Months Ended June 30, 2013
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,423,360	$1,327,880	$95,480
Shares issued (3,746,545 total shares issued)	31,874	31,874	-
Contributions	306	-	306
Net income	19,231	11,883	7,348
Distributions	(74,351)	(68,599)	(5,752)
Available Cash Distribution to the advisor	(7,444)	-	(7,444)
Change in Other comprehensive income (loss)	(2,014)	(2,454)	440
Shares repurchased	(10,406)	(10,406)	-
Balance – end of period	$1,380,556	$1,290,178	$90,378

	Six Months Ended June 30, 2012
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued (2,809,593 total shares issued)	24,406	24,406	-
Contributions	20,406	-	20,406
Net income	28,895	15,297	13,598
Distributions	(73,746)	(67,396)	(6,350)
Available Cash Distribution to the advisor	(7,879)	-	(7,879)
Change in Other comprehensive income (loss)	(8,834)	(8,141)	(693)
Shares repurchased	(13,159)	(13,159)	-
Balance – end of period	$1,471,372	$1,375,064	$96,308

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

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Six Months Ended June 30,
	2013	2012
Balance – beginning of period	$21,747	$21,306
Net income	(1,454)	-
Contributions	2,372	-
Distributions	(928)	-
Foreign currency translation adjustment	(338)	(612)
Balance – end of period	$21,399	$20,694

CPA®:16 – Global 6/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended June 30, 2013

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(7,284)	$(7)	$(24,967)	$(32,258)
Other comprehensive income (loss) before reclassifications	874	21	1,443	2,338
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	336	-	-	336
Other income and (expenses)	77	-	-	77
Net income from equity investments in real estate	10	-	-	10
Total	423	-	-	423
Net current-period Other comprehensive income (loss)	1,297	21	1,443	2,761
Balance – end of period	$(5,987)	$14	$(23,524)	$(29,497)

	Three Months Ended June 30, 2012

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(5,718)	$(69)	$(14,552)	$(20,339)
Other comprehensive income (loss) before reclassifications	(1,132)	25	(14,504)	(15,611)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	284	-	-	284
Other income and (expenses)	(340)	-	-	(340)
Net income from equity investments in real estate	335	-	-	335
Total	279	-	-	279
Net current-period Other comprehensive income (loss)	(853)	25	(14,504)	(15,332)
Balance – end of period	$(6,571)	$(44)	$(29,056)	$(35,671)

CPA®:16 – Global 6/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2013

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(10,472)	$(10)	$(16,561)	$(27,043)
Other comprehensive income (loss) before reclassifications	4,003	24	(6,963)	(2,936)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	660	-	-	660
Other income and (expenses)	(201)	-	-	(201)
Net income from equity investments in real estate	23	-	-	23
Total	482	-	-	482
Net current-period Other comprehensive income (loss)	4,485	24	(6,963)	(2,454)
Balance – end of period	$(5,987)	$14	$(23,524)	$(29,497)

	Six Months Ended June 30, 2012

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(4,622)	$(52)	$(22,856)	$(27,530)
Other comprehensive income (loss) before reclassifications	(2,615)	8	(6,200)	(8,807)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	525	-	-	525
Other income and (expenses)	(488)	-	-	(488)
Net income from equity investments in real estate	629	-	-	629
Total	666	-	-	666
Net current-period Other comprehensive income (loss)	(1,949)	8	(6,200)	(8,141)
Balance – end of period	$(6,571)	$(44)	$(29,056)	$(35,671)

Note 13. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. When it is appropriate to do so, upon the evaluation of the disposition of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

CPA®:16 – Global 6/30/2013 10-Q — 27

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$8,760	$2,144	$10,165	$5,064
Expenses	(513)	(4,983)	(1,885)	(9,661)
Gain on deconsolidation of a subsidiary	4,699	-	4,699	-
(Loss) gain on sale of real estate	(8,000)	3	(5,299)	(2,189)
Loss on extinguishment of debt	-	(357)	-	(357)
Impairment charges	-	-	(9,313)	(485)
Income (loss) from discontinued operations	$4,946	$(3,193)	$(1,633)	$(7,628)

2013 — During the three months ended June 30, 2013, we sold seven properties for an aggregate of $3.2 million, net of selling costs, and recognized a net loss on the sales totaling $8.0 million and lease termination income of $8.1 million, excluding an impairment charge of $2.1 million previously recognized during the fourth quarter of 2012.

In March 2013, a tenant in one of our domestic properties filed for bankruptcy and ceased paying rent to us. As a result, we suspended debt service payments on the related non-recourse mortgage loan. In April 2013, the bankruptcy court appointed a receiver to take possession of the property, and we no longer had control over the activities that most significantly impacted the economic performance of the property. In June 2013, the property was sold in a foreclosure auction, at which point we deconsolidated the investment with carrying values for its net investment in properties and non-recourse debt of $8.7 million and $13.0 million, respectively, and recognized a gain on the deconsolidation of $4.7 million, excluding an impairment charge of $9.3 million recognized during the first quarter of 2013.

During the three months ended June 30, 2013, we entered into a contract to sell a domestic property for $1.3 million. At June 30, 2013, this property was classified as Assets held for sale in the consolidated balance sheets. We completed the sale of the property in July 2013.

During the three months ended March 31, 2013, we sold four domestic properties for an aggregate of $27.9 million, net of selling costs, and recognized a net gain on the sales totaling $2.7 million, excluding an impairment charge of $1.2 million previously recognized during the fourth quarter of 2012.

2012 — During the three months ended June 30, 2012, we sold three domestic properties for an aggregate of $6.8 million, net of selling costs, and recognized a net gain on the sales totaling less than $0.1 million, a loss on the extinguishment of debt of $0.4 million, and lease termination income of $0.5 million, excluding impairment charges of $0.5 million recognized during the first quarter of 2012.

During the three months ended March 31, 2012, we sold five domestic properties for an aggregate of $11.8 million, net of selling costs, and recognized a net loss on the sales totaling $2.2 million and lease termination income of $0.8 million.

We sold three additional properties during 2012 subsequent to June 30, 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements for the three and six months ended June 30, 2012.

Note 14. Subsequent Event

Proposed Merger

On July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar, as discussed further below. WPC plans to file a registration statement with the SEC to register the shares of its common stock to be issued to our stockholders in connection with the Proposed Merger. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by WPC’s stockholders and the closing of the Proposed Merger also is subject to customary closing conditions. In addition, under the terms of the merger agreement, a Special Committee of our Board of Directors (the “Special Committee”) may solicit, receive, evaluate, and enter into negotiations

CPA®:16 – Global 6/30/2013 10-Q — 28

Notes to Consolidated Financial Statements

with respect to alternative proposals from third parties through August 24, 2013 (the “Go Shop Period”). If the Proposed Merger is approved by our stockholders and the stockholders of WPC and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

Subject to the terms and conditions of the merger agreement, our stockholders will receive shares of WPC common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price (“VWAP”) of WPC common stock for the five consecutive trading days ending on the third trading day preceding the closing of the transaction. The exchange ratio is subject to a 12% collar based on the VWAP of WPC common stock on July 22, 2013 and July 23, 2013, which results in an exchange ratio of not more than 0.1842 shares and not less than 0.1447 shares of WPC common stock for each share of CPA®:16 – Global stock (the “Per Share Merger Consideration”). No fractional shares will be issued in the Proposed Merger, and our stockholders will receive cash in lieu of any fractional shares.

Based on our outstanding common stock of approximately 206,400,000 shares at July 25, 2013, excluding the approximately 38,200,000 shares held by WPC, and the Per Share Merger Consideration, based on the VWAP of WPC common stock on July 22, 2013 and July 23, 2013 of 0.1621 shares, WPC would issue approximately 27,200,000 shares of its common stock in exchange for the shares of our common stock it does not currently own. The estimated aggregate value of such shares issued in the Proposed Merger would be approximately $1.8 billion, based on the closing price of WPC common stock on July 25, 2013 of $67.81 per share. The nominal value of the Per Share Merger Consideration and estimated total merger consideration may be higher or lower as of the date of closing due to changes in the market price of WPC’s common stock, subject to the limitations of the collar discussed above.

The merger agreement contains certain termination rights for both us and WPC. Each party has agreed to pay the other party’s out-of-pocket expenses in the event that the merger agreement is terminated because such party has breached any of its representations, warranties, covenants, or agreements.

Pursuant to the terms of the advisory agreement between us and WPC, WPC is entitled to be paid the subordinated disposition fees and certain profit interests in connection with any liquidity event regarding CPA®:16 – Global as described in Note 3 (collectively, the “Back End Amounts”). In the merger agreement, WPC has agreed to waive its rights to receive the Back End Amounts upon consummation of the Proposed Merger. However, in the event that the merger agreement is terminated in accordance with the go shop provision, WPC will be entitled to the Back End Amounts as well as $75.0 million (“the Special GP Amount”) in exchange for its Special Member Interest (Note 3). In the event that the merger agreement has been terminated under certain circumstances in connection with a CPA 16 Superior Competing Transaction (as defined in the merger agreement), we have agreed to pay WPC an up-front termination fee (the “CPA 16 Termination Fee”) of $57.0 million, unless we have entered into an agreement with an Exempted Person (as defined in the merger agreement) with respect to a CPA 16 Superior Competing Transaction, in which case the termination fee would be $35.0 million. The CPA 16 Termination Fee would be offset against the sum of the Back End Amounts and the Special GP Amount.

In light of the Proposed Merger, our board of directors has suspended our distribution reinvestment and share purchase plan (“DRIP”). As a result, our stockholders who were previously enrolled in our DRIP will receive cash distributions beginning in October 2013. In addition, our board of directors has suspended our share redemption plan, with the exception of special-circumstances redemptions as defined under the plan.

CPA®:16 – Global 6/30/2013 10-Q — 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2012 Annual Report. In addition, as noted in Note 14 and below in Recent Developments, we recently entered into an agreement to merge with WPC which, if consummated, will result in our becoming a subsidiary of WPC and our stockholders receiving shares of WPC common stock in the transaction.

Business Overview

As described in more detail in Item 1 in our 2012 Annual Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions to our stockholders, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties.

Financial and Operating Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$79,938	$80,544	$158,613	$161,840
Net income attributable to CPA®:16 – Global stockholders	9,141	7,977	11,883	15,297

Cash distributions paid	34,130	33,676	68,094	67,099

Net cash provided by operating activities			95,694	94,072
Net cash provided by investing activities			33,671	56,049
Net cash used in financing activities			(124,571)	(172,771)

Supplemental financial measure:
Modified funds from operations (a)	52,801	40,640	93,218	81,598

__________

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

Total revenues decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to the impact of Carrefour France, SAS, one of our lessees, declining to exercise its lease termination options on five properties at June 30, 2012, thereby increasing the period over which straight-line revenue is recognized. These decreases were partially offset by the favorable impact of foreign currency fluctuations on operations during the three and six months ended June 30, 2013.

Net income attributable to CPA®:16 – Global stockholders increased for the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to the following in the current year period: the receipt of lease termination income in connection with the sale of several properties, a gain recognized on the deconsolidation of a subsidiary, and a decrease in interest expense. These increases were partially offset by impairment charges and allowances for credit losses recognized on several properties during the current year period, a net loss on the sales of several properties recognized during the current year period, and a net gain on the extinguishment of debt recognized in the prior year period.

CPA®:16 – Global 6/30/2013 10-Q — 30

Net income attributable to CPA®:16 – Global stockholders decreased for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to the impact of impairment charges and allowances for credit losses recognized on several properties during the current year period, a net loss on the sales of several properties recognized during the current year period, a net gain on the extinguishment of debt recognized in the prior year period, and a decrease in revenue during the current year period as described above. These decreases were partially offset by the following in the current year period: the receipt of lease termination income in connection with the sale of several properties, a gain recognized on the deconsolidation of a subsidiary, and a decrease in interest expense.

Net cash provided by operating activities increased for the six months ended June 30, 2013 as compared to the same period in 2012, primarily due to the receipt of lease termination income in connection with the sale of a property.

Our MFFO increased for both the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to lease termination income received in connection with the sales of several properties during the current year periods and a decrease in interest expense during the current year periods.

Our quarterly cash distribution was $0.1680 per share for the second quarter of 2013, which equated to $0.6720 per share on an annualized basis, and was paid on July 15, 2013 to stockholders of record at June 30, 2013.

Recent Developments

Proposed Merger

As more fully described in Note 14, on July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar. WPC plans to file a registration statement with the SEC to register the shares of its common stock to be issued to our stockholders in connection with the Proposed Merger. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and WPC’s stockholders. The closing of the Proposed Merger is subject to customary closing conditions. In addition, the merger agreement provides for a Go Shop Period in which the Special Committee may solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties through August 24, 2013. If the Proposed Merger is approved and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

Net Asset Values

The advisor generally calculates our estimated NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments.

The advisor usually calculates our NAV annually as of year-end. Our most recently published estimated NAV as of December 31, 2012 was $8.70 per share, compared to $9.10 per share as of December 31, 2011. In the Proposed Merger, our stockholders will receive shares of WPC common stock having a fixed value of $11.25, subject to a pricing collar (Note 14).

CPA®:16 – Global 6/30/2013 10-Q — 31

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	June 30, 2013	December 31, 2012
Occupancy rate – leased properties (a)	97.9%	96.9%
Number of leased properties (a)	488	498
Number of operating properties (b)	2	2

	Six Months Ended June 30,
	2013	2012
Acquisition volume (in millions)	$4.9	$-
Financing obtained (in millions) (c)	$16.0	$65.6
Average U.S. dollar/euro exchange rate (d)	$1.3135	$1.2981
U.S. Consumer Price Index (“CPI”) (e)	233.5	229.5

____________

(a)         These amounts reflect net-leased properties in which we had a full or partial ownership interest.

(b)         For all periods presented, operating properties comprise two hotels, both of which are managed by third parties.

(c)          Amount for the six months ended June 30, 2012 includes refinancings totaling $15.5 million.

(d)         The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(e)          Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:16 – Global 6/30/2013 10-Q — 32

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Six Months Ended June 30,
Lessee	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (b)	$17,911	$17,352
Dick’s Sporting Goods, Inc. (b)	5,366	5,336
Telcordia Technologies, Inc.	5,210	5,099
Carrefour France, SAS (a) (c)	5,028	11,357
SoHo House/SHG Acquisition (UK) Limited	3,928	3,928
Nordic Atlanta Cold Storage, LLC	3,752	3,660
Tesco PLC (a) (b)	3,730	3,617
Berry Plastics Corporation (b)	3,541	3,498
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd., and IDS Manufacturing SDN BHD (a) (d)	2,745	2,677
Fraikin SAS (a)	2,656	2,515
The Talaria Company (Hinckley) (b)	2,589	2,394
MetoKote Corp., MetoKote Canada Limited, and MetoKote de Mexico (a) (e)	2,432	2,426
PerkinElmer, Inc.	2,216	2,172
Best Brands Corp.	2,136	2,081
Ply Gem Industries, Inc. (e) (f)	2,056	2,083
Huntsman International, LLC	2,013	2,002
Caremark Rx, Inc.	1,970	1,980
Universal Technical Institute of California, Inc.	1,895	1,847
Katun Corporation (a)	1,892	1,718
Bob’s Discount Furniture, LLC	1,880	1,880
Kings Food Markets	1,830	1,808
TRW Vehicle Safety Systems Inc.	1,784	1,784
Finisar Corporation	1,644	1,644
Performance Fibers GmbH (a) (f)	1,637	1,735
Other (a) (b)	56,956	55,744
	$138,797	$142,337

____________

(a)         Amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $19.2 million and $18.6 million for the six months ended June 30, 2013 and 2012, respectively.

(c)          This decrease was due to the impact of the lessee declining to exercise its lease termination options on five properties at June 30, 2012. As a result, the straight-line periods over which revenue is to be recognized for the leases were increased.

(d)         Amount is subject to fluctuations in the exchange rate of the Malaysian ringgit and the Thai baht.

(e)          Amount is subject to fluctuations in the exchange rate of the Canadian dollar.

(f)           This decrease was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.

CPA®:16 – Global 6/30/2013 10-Q — 33

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30, 2013	2013	2012
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$16,154	$16,154
The New York Times Company	27%	13,882	13,697
OBI A.G. (a)	25%	8,435	8,120
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (b)	25%	7,620	6,637
True Value Company	50%	7,202	7,191
Advanced Micro Devices, Inc.	67%	5,972	5,972
Pohjola Non-life Insurance Company (a)	40%	4,661	4,489
TietoEnator Plc (a)	40%	4,344	4,200
Police Prefecture, French Government (a)	50%	4,168	3,853
Schuler A.G. (a)	33%	3,351	3,077
Frontier Spinning Mills, Inc.	40%	2,299	2,308
Actebis Peacock GmbH (a)	30%	2,060	1,998
Del Monte Corporation	50%	1,763	1,763
Actuant Corporation (a)	50%	919	803
Consolidated Systems, Inc.	40%	911	927
Barth Europa Transporte e.K/MSR Technologies GmbH (a)	33%	594	572
Town Sports International Holdings, Inc.	56%	582	582
Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (c)	35%	386	626
The Upper Deck Company (d)	50%	-	-
		$85,303	$82,969

__________

(a)         Amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 1.2% during the six months ended June 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         This increase was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.

(c)          In January 2013, Arelis Broadcast signed a new lease with the jointly-owned investment at a reduced rent.

(d)         The property owned by the jointly-owned investment was vacant during both the six months ended June 30, 2013 and 2012.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions.

During the three months ended June 30, 2013, we signed six leases, totaling approximately 0.3 million square feet of leased space. Of these leases, two were with new tenants and four were renewals or extensions with existing tenants. The average rent for these leases decreased from $6.97 per square foot to $5.53 per square foot. One of the tenants received a tenant improvement allowance of $0.8 million.

During the three months ended June 30, 2012, we signed two leases, totaling approximately 0.2 million square feet of leased space. These leases were renewals or short-term extensions with existing tenants.  The average rent for these leases decreased from $5.61 per square foot to $4.33 per square foot after the renewals. Neither of the tenants received tenant improvement allowances or concessions.

During the six months ended June 30, 2013, we signed seven leases, totaling approximately 0.3 million square feet of leased space. Of these leases, two were with new tenants and five were renewals or extensions with existing tenants. The average rent for these leases

CPA®:16 – Global 6/30/2013 10-Q — 34

decreased from $7.01 per square foot to $5.59 per square foot. One of the tenants received a tenant improvement allowance of $0.8 million.

During the six months ended June 30, 2012, we signed four leases, totaling approximately 0.5 million square feet of leased space. All four leases were renewals or short-term extensions with existing tenants. The average rent for these leases increased from $4.81 per square foot to $4.82 per square foot after the renewals. None of the tenants received tenant improvement allowances or concessions.

Lease Revenues

As of June 30, 2013, approximately 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 23% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, lease revenues decreased by $1.6 million and $3.5 million, respectively, primarily due to the impact of Carrefour France, SAS declining to exercise its lease termination options on five properties at June 30, 2012 totaling $2.7 million and $5.4 million, respectively, and the effects of leasing activity totaling $0.6 million and $1.2 million, respectively. These decreases were partially offset by scheduled rent increases of $1.4 million and $2.6 million, respectively, and the favorable impact of foreign currency fluctuations of $0.4 million and $0.6 million, respectively.

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

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, other operating income increased by $1.0 million and $0.9 million, respectively, primarily due to the receipt of $0.9 million during the second quarter of 2013 related to the termination of an easement between one of our property-owning subsidiaries and the tenant of an adjacent property.

General and Administrative

For the six months ended June 30, 2013 as compared to the same period in 2012, general and administrative expense increased by $1.0 million, primarily due to an increase in management expenses of $1.8 million. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to an amendment to the advisory agreement in 2012 related to the basis of allocating advisor personnel expenses amongst WPC and the CPA REITs (Note 3). The increase was partially offset by a decrease in professional fees of $1.0 million. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

Depreciation and Amortization

For the six months ended June 30, 2013 as compared to the same period in 2012, depreciation and amortization decreased by $1.0 million. The six months ended June 30, 2012 included a write-off of $0.6 million of lease intangibles related to a tenant bankruptcy.

Property Expenses

For both the three and six months ended June 30, 2013 as compared to the same periods in 2012, property expenses increased by $1.0 million. The increase for the three-month period was primarily due to increases in professional fees of $0.5 million and reimbursable tenant costs of $0.4 million. The increase for the six-month period was primarily due to increases in professional fees of $0.7 million, real estate taxes of $0.6 million, and uncollected rent expense of $0.5 million, partially offset by decreases in reimbursable tenant costs of $0.3 million and asset management fees of $0.3 million as a result of property dispositions subsequent to June 30, 2012, which decreased the asset base from which the advisor earns a fee. Reimbursable tenant costs are recorded as both revenue and expenses and therefore have no impact on our results of operations.

CPA®:16 – Global 6/30/2013 10-Q — 35

Impairment Charges

During both the three and six months ended June 30, 2013, we recognized impairment charges totaling $3.0 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, on several properties leased to one tenant in order to reduce their carrying values to their estimated fair values based on a change in our estimated holding period during the second quarter of 2013 due to a potential sale of the properties (Note 8).

As part of our portfolio management strategy, we exit from investments containing lower-quality, lower-growth assets. We have been marketing several properties for sale. We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds, and the impact to our balance sheet, in addition to the impact on operating results. In our experience, it is difficult for many buyers to complete these transactions in the timing contemplated or at all. Where the undiscounted cash flows, when considering and evaluating the various alternative courses of action that may occur, are less than the asset’s carrying value, we recognize an impairment charge to reduce the property to its estimated fair value. Further, it is possible that we may sell an asset for a price below its estimated fair value and record a loss on sale.

Allowance for Credit Losses

During both the three and six months ended June 30, 2013, we recorded an allowance for credit losses of $9.4 million, inclusive of amounts attributable to noncontrolling interests of $1.7 million, on several properties classified as Net investments in direct financing leases due to a decline in the estimated amount of future payments we will receive from the respective tenants, including the early termination of the direct financing leases.

Net Income from Equity Investments in Real Estate

Net income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended June 30, 2013 as compared to the same period in 2012, net income from equity investments in real estate increased by $0.6 million, primarily due to a decrease in our share of real estate tax estimates of $0.4 million on the jointly-owned investment in the property leased to The Upper Deck Company.

For the six months ended June 30, 2013 as compared to the same period in 2012, net income from equity investments in real estate decreased by $1.4 million, primarily due to our share of non-recurring lease termination income of $1.7 million received in February 2012 from the jointly-owned investment in the property now leased to Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.), partially offset by the $0.4 million decrease in our share of real estate tax estimates on the jointly-owned investment in the property leased to The Upper Deck Company.

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

For the six months ended June 30, 2012, we recognized net other expense of $1.5 million, which was comprised primarily of net realized and unrealized foreign currency transaction losses of $2.3 million, partially offset by a net realized gain on derivatives of $0.5 million.

CPA®:16 – Global 6/30/2013 10-Q — 36

Gain on Extinguishment of Debt

During the three and six months ended June 30, 2012, we recognized a net gain on the extinguishment of debt of $6.0 million and $5.5 million, respectively. The net gain for each period was comprised primarily of a gain of $5.9 million resulting from the partial extinguishment of the non-recourse mortgage loan outstanding related to our Hellweg 2 investment recognized during the second quarter of 2012 (Note 10).

Interest Expense

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, interest expense decreased by $1.9 million and $4.8 million, respectively, primarily due to the impact of (i) the amendment to the Line of Credit executed on August 1, 2012 (Note 10) totaling $0.8 million and $1.5 million, respectively, (ii) lower interest rates on the variable-rate debt encumbering the properties leased to Carrefour France, SAS totaling $0.6 million and $1.5 million, respectively, and (iii) the repayment of several non-recourse mortgage loans during 2012 totaling $0.4 million and $1.0 million, respectively.

Provision for Income Taxes

For the six months ended June 30, 2013 as compared to the same period in 2012, provision for income taxes increased by $0.9 million, primarily due to back trade taxes incurred by our third-party redeemable noncontrolling interest partner in our Hellweg 2 investment during the current year period totaling $2.4 million, partially offset by a decrease in foreign tax estimates on our Carrefour France, SAS portfolio of $1.6 million.

Income (Loss) from Discontinued Operations, Net of Tax

Income (loss) from discontinued operations, net of tax represents the net income or loss (revenue less expenses) from the operations of properties that were sold or held for sale (Note 13).

During the three and six months ended June 30, 2013, we recognized income from discontinued operations of $4.9 million and loss from discontinued operations of $1.6 million, respectively. Income for the three months ended June 30, 2013 was comprised primarily of lease termination income of $8.1 million received in connection with the sales of several properties and a gain of $4.7 million recognized on the deconsolidation of a subsidiary, partially offset by a net loss on the sale of real estate totaling $8.0 million from the disposition of seven properties. The loss for the six months ended June 30, 2013 was comprised primarily of an impairment charge recognized of $9.3 million and a net loss on the sale of real estate totaling $5.3 million from the disposition of 11 properties, partially offset by lease termination income of $8.1 million and a gain of $4.7 million recognized on the deconsolidation of a subsidiary.

During the three and six months ended June 30, 2012, we recognized a loss from discontinued operations of $3.2 million and $7.6 million, respectively. The loss for the three months ended June 30, 2012 was comprised primarily of loss generated from the operations of properties in discontinued operations of $2.8 million. The loss for the six months ended June 30, 2012 was comprised primarily of the net loss on sale of real estate totaling $2.2 million from the disposition of eight properties, loss generated from the operations of properties in discontinued operations of $4.6 million, and an impairment charge recognized of $0.5 million.

CPA®:16 – Global 6/30/2013 10-Q — 37

Net Income Attributable to Noncontrolling Interests

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, net income attributable to noncontrolling interests decreased by $7.1 million and $6.3 million, respectively. The decrease for both periods was primarily due to our affiliates’ share of the gain on extinguishment of debt related to the modification and partial extinguishment of the non-recourse mortgage loan related to our Hellweg 2 investment in May 2012 of $4.2 million, and impairment charges and allowance for credit losses attributable to noncontrolling interests recognized on several properties during the three months ended June 30, 2013 of $2.6 million (Note 8).

Net (Income) Loss Attributable to Redeemable Noncontrolling Interest

For the six months ended June 30, 2013, we recognized a loss attributable to redeemable noncontrolling interest of $1.5 million, primarily due to back trade taxes paid by our third-party redeemable noncontrolling interest partner totaling $2.4 million, offset by income attributable to redeemable noncontrolling interest totaling $0.9 million.

Net Income Attributable to CPA®:16 – Global Stockholders

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, the resulting net income attributable to CPA®:16 – Global stockholders increased by $1.2 million and decreased by $3.4 million, respectively.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 – Global stockholders, see Supplemental Financial Measures below.

For the three and six months ended June 30, 2013 as compared to the same periods in 2012, MFFO increased by $12.2 million and $11.6 million, respectively, primarily due to lease termination income received in connection with the sales of several properties during the current year periods and a decrease in interest expense during the current year periods.

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 increased by $1.6 million compared to the same period in 2012, primarily due to the receipt of lease termination income in connection with the sale of a property. During the six months ended June 30, 2013, we used cash flows provided by operating activities of $95.7 million primarily to fund net cash distributions to stockholders of $44.5 million, which excluded $23.6 million in distributions that were reinvested by stockholders through our DRIP, and to pay distributions of $14.1 million to affiliates that hold noncontrolling interests in various entities with us. For 2013, the advisor elected to receive its asset management fees in shares of our common stock and as a result, during the six months ended June 30, 2013 we paid asset management fees of $8.2 million through the issuance of stock rather than in cash.

CPA®:16 – Global 6/30/2013 10-Q — 38

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs. During the six months ended June 30, 2013, we used $4.8 million to acquire one investment (Note 4). We received $31.4 million in connection with the sale of 12 properties (Note 13) and $7.2 million in distributions from equity investments in real estate in excess of equity in net income. Funds totaling $8.0 million and $6.1 million were invested in and released from, respectively, lender-held investment accounts. In January 2013, we paid $0.5 million as our annual installment of deferred acquisition fees to the advisor.

Financing Activities

As noted above, during the six months ended June 30, 2013, we paid distributions to stockholders and affiliates that hold noncontrolling interests in various entities with us. We drew down $45.0 million from our Line of Credit. We also repaid $93.0 million on our Line of Credit, prepaid several non-recourse mortgage loans totaling $4.9 million, and made scheduled mortgage principal installments totaling $21.0 million. We received proceeds of $16.0 million from new financing obtained on three properties, $23.6 million as a result of issuing shares through our DRIP, and $2.7 million in contributions from noncontrolling interests.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. During the six months ended June 30, 2013, we received requests to redeem 1,232,052 shares of our common stock pursuant to our redemption plan and we redeemed these shares at an average price per share of $8.45, which is net of redemption fees, totaling $10.4 million. In light of the Proposed Merger, our board of directors has suspended our redemption plan, with the exception of special-circumstances redemptions as defined under the plan.

Summary of Financing

The table below summarizes our non-recourse debt and Line of Credit (dollars in thousands):

	June 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,443,167	$1,481,089
Variable rate (a)	260,122	306,091
Total	$1,703,289	$1,787,180

Percent of Total Debt
Fixed rate	85%	83%
Variable rate (a)	15%	17%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.8%	5.8%
Variable rate (a)	3.3%	3.1%

__________

(a)         Variable-rate debt at June 30, 2013 included (i) $95.0 million outstanding under our Line of Credit; (ii) $70.1 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments; (iii) $67.9 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at June 30, 2013; (iv) $12.5 million in non-recourse mortgage loan obligations that bore interest at floating rates; and (v) $11.7 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At June 30, 2013, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At June 30, 2013, our cash resources consisted of cash and cash equivalents totaling $70.4 million. Of this amount, $40.8 million, at then-current exchange rates, was held in foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a Line of Credit with unused capacity of $114.2 million, as well as unleveraged

CPA®:16 – Global 6/30/2013 10-Q — 39

properties that had an aggregate carrying value of $102.9 million at June 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $12.9 million on our consolidated mortgage loan obligations are due during the next 12 months. Our share of balloon payments on our unconsolidated jointly-owned investments due during the next 12 months is $56.5 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

We expect to fund any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves, or amounts available on our Line of Credit.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at June 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt and line of credit – principal (a) (b)	$1,707,849	$59,453	$398,672	$857,050	$392,674
Deferred acquisition fees – principal	1,309	458	773	78	-
Interest on borrowings and deferred acquisition fees (c)	426,240	92,149	163,594	89,495	81,002
Subordinated disposition fees (d)	1,197	1,197	-	-	-
Operating and other lease commitments (e)	58,861	2,591	4,841	5,909	45,520
	$2,195,456	$155,848	$567,880	$952,532	$519,196

____________

(a)         Excludes unamortized discount, net of $4.6 million (Note 10).

(b)         Includes $95.0 million outstanding under our $225.0 million Line of Credit, which is scheduled to mature on August 1, 2015.

(c)          Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at June 30, 2013.

(d)         Represents amounts that may be payable to the Special General Partner in connection with sales of assets, if minimum stockholder returns are satisfied. There can be no assurance as to whether or when these fees will be paid (Note 3).

(e)          Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC and the CPA REITs based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of amounts attributable to noncontrolling interests of approximately $11.8 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2013, which consisted primarily of the euro. At June 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At June 30, 2013, on a combined basis, these investments had total assets and third-party debt of approximately $1.6 billion and $0.9 billion, respectively. At that date, our pro rata share of their aggregate debt was $338.3 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

CPA®:16 – Global 6/30/2013 10-Q — 40

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

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”), an industry trade group, has promulgated a measure known as FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, such as acquisition fees, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. In addition,

CPA®:16 – Global 6/30/2013 10-Q — 41

non-listed REITs typically have a limited life with targeted exit strategies after acquisition activity ceases. In the prospectus for our follow-on offering dated April 28, 2006 (the “Prospectus”), we stated our intention to begin considering liquidity events (i.e., listing of our common stock on a national exchange, a merger or sale of our assets, or another similar transaction) for investors generally commencing eight years following the investment of substantially all of the proceeds from our initial public offering, which occurred in December 2005, and on July 25, 2013 we entered into an agreement to merge with and into a subsidiary of WPC. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

CPA®:16 – Global 6/30/2013 10-Q — 42

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

CPA®:16 – Global 6/30/2013 10-Q — 43

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to CPA®:16 – Global stockholders	$9,141	$7,977	$11,883	$15,297
Adjustments:
Depreciation and amortization of real property	22,318	25,578	45,001	52,088
Impairment charges	3,036	-	12,349	495
Loss (gain) on sale of real estate	8,000	(2)	5,299	2,189
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,711	3,962	7,372	7,414
Impairment charges	-	84	-	84
Loss (gain) on sale of real estate	-	3	-	(322)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,767)	(2,565)	(6,647)	(5,819)
Total adjustments	33,298	27,060	63,374	56,129
FFO — as defined by NAREIT	42,439	35,037	75,257	71,426
Adjustments:
Gain on deconsolidation of a subsidiary	(4,699)	-	(4,699)	-
Gain on extinguishment of debt	-	(5,670)	-	(5,164)
Other depreciation, amortization and non-cash charges	(391)	2,459	1,137	1,460
Straight-line and other rent adjustments (a)	1,191	(1,268)	2,379	(3,415)
Allowance for credit losses	9,358	-	9,358	-
Acquisition and merger expenses (b)	113	133	220	333
Amortization of deferred financing costs	323	(117)	643	740
Above- and below-market rent intangible lease amortization, net (c)	4,083	5,428	8,257	9,936
Amortization of premiums (accretion of discounts) on debt investments, net	74	(546)	152	82
Realized gains on foreign currency, derivatives, and other (d)	(353)	(84)	(1,109)	-
Unrealized losses on mark-to-market adjustments (e)	300	66	538	84
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization, and other non-cash charges	-	55	(16)	110
Straight-line and other rent adjustments (a)	(182)	(48)	(322)	65
Acquisition expenses (b)	53	64	117	128
Above- and below-market rent intangible lease amortization, net (c)	604	923	1,529	1,848
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(112)	4,208	(223)	3,965
Total adjustments	10,362	5,603	17,961	10,172
MFFO (a) (b)	$52,801	$40,640	$93,218	$81,598

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

(b)         In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment, as well as the costs associated with a liquidity event, such as merger expenses. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating

CPA®:16 – Global 6/30/2013 10-Q — 44

characteristics. By excluding expensed acquisition and merger costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses and merger expenses include payments to our advisor or third parties. Acquisition fees and expenses and merger expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses and merger expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

Interest Rate Risk

The carrying value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the fair value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

CPA®:16 – Global 6/30/2013 10-Q — 45

The net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses, and other liabilities and Other assets, net in the consolidated financial statements, was in a net liability position of $2.9 million at June 30, 2013. In addition, three unconsolidated investments in which we have interests ranging from 25% to 35% had interest rate swaps and an interest rate cap with a net estimated fair value liability of $13.1 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at June 30, 2013 (Note 9).

At June 30, 2013, the majority (approximately 94%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at June 30, 2013 ranged from 4.3% to 7.8%. The contractual interest rates on our variable-rate debt at June 30, 2013 ranged from 1.2% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2013 (in thousands):

	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$18,840	$92,175	$132,771	$235,743	$556,649	$411,169	$1,447,347	$1,435,065
Variable-rate debt (a)	$4,244	$8,479	$115,747	$9,205	$60,875	$61,952	$260,502	$257,654

__________

(a)         Amounts are based on the exchange rate at June 30, 2013, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2013 by an aggregate increase of $61.6 million or an aggregate decrease of $62.2 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$45,155	$90,273	$83,122	$75,534	$74,311	$696,461	$1,064,856
British pound sterling (c)	2,694	5,423	4,870	4,631	4,690	61,502	83,810
Other foreign currencies (d)	4,088	8,139	8,138	8,140	8,152	46,759	83,416
	$51,937	$103,835	$96,130	$88,305	$87,153	$804,722	$1,232,082

CPA®:16 – Global 6/30/2013 10-Q — 46

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (e)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$24,289	$71,180	$50,704	$138,950	$415,269	$13,104	$713,496
British pound sterling (c)	1,626	15,534	7,367	1,396	1,396	21,753	49,072
Other foreign currencies (d)	2,298	12,542	9,029	3,366	8,795	16,289	52,319
	$28,213	$99,256	$67,100	$143,712	$425,460	$51,146	$814,887

__________

(a)         Amounts are based on the applicable exchange rates at June 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2013 of $3.5 million.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at June 30, 2013 of $0.3 million.

(d)         Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at June 30, 2013.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $96.5 million and $410.2 million, respectively, are due on several non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:16 – Global 6/30/2013 10-Q — 47

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended June 30, 2013, we issued 514,434 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at a price per share of $8.70, which represents our most recently published NAV per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	647,342	$8.42	N/A	N/A
Total	647,342

__________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended June 30, 2013. We receive fees in connection with share redemptions. In light of the Proposed Merger, our board of directors has suspended our redemption plan, with the exception of special-circumstances redemptions.

CPA®:16 – Global 6/30/2013 10-Q — 48

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 25, 2013, among Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 26, 2013)

3.1	Second Amended and Restated Bylaws dated July 25, 2013 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 26, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. *

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:16 – Global 6/30/2013 10-Q — 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date: August 5, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:16 – Global 6/30/2013 10-Q — 50

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 25, 2013, among Corporate Property Associates 16 – Global Incorporated, W. P. Carey Inc., WPC REIT Merger Sub Inc., and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on July 26, 2013)

3.1	Second Amended and Restated Bylaws dated July 25, 2013 (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 26, 2013)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements. *

__________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.