Form 10-Q
period 2013-09-30
CORPORATE PROPERTY ASSOCIATES 16 GLOBAL INC
filed 2013-11-05
CIK 1250873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑                                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐                                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Registrant has 206,300,331 shares of common stock, $0.001 par value, outstanding at October 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties, and other factors that may materially affect our future results, performance, achievements, or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 26, 2013 (the “2012 Annual Report”) and in “Part II, Item 1A. Risk Factors” herein. Except as required by federal securities laws and the rules and regulations of the SEC, we do not undertake to revise or update any forward-looking statements.

Additionally, a description of our critical accounting estimates is included in the MD&A section of our 2012 Annual Report. There has been no significant change in our critical accounting estimates. All references to “Notes” throughout the document refer to the footnotes to the consolidated financial statements of the registrant in Part I, Item 1, Financial Statements (Unaudited).

CPA®:16 – Global 9/30/2013 10-Q — 1

PART I

Item 1. Financial Statements.

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $538,958 and $528,858, respectively)	$2,186,902	$2,243,470
Operating real estate, at cost (inclusive of amounts attributable to consolidated VIEs of $29,219 and $29,219, respectively)	85,841	85,565
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $79,940 and $68,529, respectively)	(297,318)	(258,655)
Net investments in properties	1,975,425	2,070,380
Net investments in direct financing leases (inclusive of amounts attributable to consolidated VIEs of $47,750 and $48,363, respectively)	425,922	467,831
Equity investments in real estate	223,526	227,675
Assets held for sale	49,814	-
Net investments in real estate	2,674,687	2,765,886
Notes receivable (inclusive of amounts attributable to consolidated VIEs of $33,848 and $33,558, respectively)	43,728	43,394
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $13,567 and $10,993, respectively)	70,126	66,405
In-place lease intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $39,304 and $40,931, respectively)	224,513	260,120
Other intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $20,320 and $21,251, respectively)	159,820	182,972
Funds in escrow (inclusive of amounts attributable to consolidated VIEs of $3,070 and $3,268, respectively)	27,014	23,274
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $6,178 and $5,225, respectively)	68,964	64,741
Total assets	$3,268,852	$3,406,792

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $487,603 and $485,951, respectively)	$1,615,241	$1,644,180
Line of credit	75,000	143,000
Accounts payable, accrued expenses, and other liabilities (inclusive of amounts attributable to consolidated VIEs of $13,613 and $12,409, respectively)	44,944	40,931
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $24,586 and $25,402, respectively)	91,565	93,208
Due to affiliates	4,724	6,401
Distributions payable	34,706	33,965
Total liabilities	1,866,180	1,961,685
Redeemable noncontrolling interest	22,252	21,747
Commitments and contingencies (Note 11)

Equity:
CPA®:16 – Global stockholders’ equity:
Common stock $0.001 par value, 400,000,000 shares authorized; 221,841,495 and 216,822,067 shares issued, respectively; and 206,300,331 and 202,617,274 shares outstanding, respectively	222	217
Additional paid-in capital	2,023,361	1,980,984
Distributions in excess of accumulated earnings	(574,220)	(500,050)
Accumulated other comprehensive loss	(21,051)	(27,043)
Less: treasury stock at cost, 15,541,164 and 14,204,793 shares, respectively	(137,595)	(126,228)
Total CPA®:16 – Global stockholders’ equity	1,290,717	1,327,880
Noncontrolling interests	89,703	95,480
Total equity	1,380,420	1,423,360
Total liabilities and equity	$3,268,852	$3,406,792

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2013 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Lease revenues:
Rental income	$59,064	$56,857	$175,656	$177,378
Interest income from direct financing leases	9,090	8,999	27,453	27,229
Total lease revenues	68,154	65,856	203,109	204,607
Other operating income	2,023	2,189	6,483	5,799
Interest income on notes receivable	748	719	2,221	2,787
Other real estate income	7,541	7,104	21,423	20,928
	78,466	75,868	233,236	234,121
Operating Expenses
General and administrative	7,170	3,424	17,245	12,546
Depreciation and amortization	22,279	22,166	66,801	67,697
Property expenses	8,702	9,769	26,195	26,279
Other real estate expenses	5,246	5,601	15,121	15,636
Impairment charges	-	-	-	10
Allowance for credit losses	-	-	3,626	-
	43,397	40,960	128,988	122,168
Other Income and Expenses
Net income (loss) from equity investments in real estate	5,632	(1,019)	17,216	11,954
Other income and (expenses)	2,240	1,863	2,102	346
Gain on deconsolidation of a subsidiary	1,580	-	1,580	-
(Loss) gain on extinguishment of debt	-	(49)	-	5,457
Bargain purchase gain on acquisition	-	1,617	-	1,617
Interest expense	(23,836)	(24,639)	(71,450)	(76,853)
	(14,384)	(22,227)	(50,552)	(57,479)
Income from continuing operations before income taxes	20,685	12,681	53,696	54,474
Provision for income taxes	(3,634)	(3,256)	(11,124)	(9,748)
Income from continuing operations	17,051	9,425	42,572	44,726

Discontinued Operations
Income (loss) from operations of discontinued properties, net of tax	3,109	1,219	13,990	(1,264)
Gain on deconsolidation of a subsidiary	-	-	4,699	-
Gain (loss) on sale of real estate	2,374	-	(2,925)	(2,189)
Loss on extinguishment of debt	-	-	-	(342)
Impairment charges	-	(6,461)	(12,349)	(6,946)
Allowance for credit losses	-	-	(5,732)	-
Income (loss) from discontinued operations, net of tax	5,483	(5,242)	(2,317)	(10,741)

Net Income	22,534	4,183	40,255	33,985
Net income attributable to noncontrolling interests (inclusive of Available Cash Distributions to advisor of $3,766, $3,685, $11,210, and $11,564, respectively)	(4,768)	(4,187)	(12,116)	(17,785)
Net (income) loss attributable to redeemable noncontrolling interest	(494)	(385)	1,015	(1,291)
Net Income (Loss) Attributable to CPA®:16 – Global Stockholders	$17,272	$(389)	$29,154	$14,909

Earnings Per Share
Income from continuing operations attributable to CPA®:16 – Global stockholders	$0.06	$0.03	$0.14	$0.13
Income (loss) from discontinued operations attributable to CPA®:16 – Global stockholders	0.02	(0.03)	-	(0.06)
Net income (loss) attributable to CPA®:16 – Global stockholders	$0.08	$-	$0.14	$0.07

Weighted Average Shares Outstanding	206,180,575	202,373,094	204,770,309	201,838,397
Amounts Attributable to CPA®:16 – Global Stockholders
Income from continuing operations, net of tax	$12,034	$5,122	$29,627	$26,390
Income (loss) from discontinued operations, net of tax	5,238	(5,511)	(473)	(11,481)
Net income (loss) attributable to CPA®:16 – Global stockholders	$17,272	$(389)	$29,154	$14,909

Distributions Declared Per Share	$0.1682	$0.1674	$0.5040	$0.5016

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2013 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$22,534	$4,183	$40,255	$33,985
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	12,109	7,670	5,248	166
Change in unrealized (depreciation) appreciation on marketable securities	(25)	44	(1)	53
Change in unrealized (loss) gain on derivative instruments	(2,218)	(2,111)	2,267	(4,059)
	9,866	5,603	7,514	(3,840)
Comprehensive Income	32,400	9,786	47,769	30,145

Amounts Attributable to Noncontrolling Interests:
Net income	(4,768)	(4,187)	(12,116)	(17,785)
Foreign currency translation adjustments	(579)	(955)	(1,019)	(263)
Comprehensive income attributable to noncontrolling interests	(5,347)	(5,142)	(13,135)	(18,048)

Amounts Attributable to Redeemable Noncontrolling Interest:
Net (income) loss	(494)	(385)	1,015	(1,291)
Foreign currency translation adjustments	(841)	(464)	(503)	148
Comprehensive (income) loss attributable to redeemable noncontrolling interest	(1,335)	(849)	512	(1,143)

Comprehensive Income Attributable to CPA®:16 – Global Stockholders	$25,718	$3,795	$35,146	$10,954

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2013 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows — Operating Activities
Net income	$40,255	$33,985
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	70,918	78,449
Net (income) loss from equity investments in real estate in excess of distributions received	(3,200)	3,848
Gain on bargain purchase	-	(1,617)
Gain on deconsolidation of a subsidiary	(6,279)	-
Loss on sale of real estate	2,542	2,189
Unrealized (gain) loss on foreign currency transactions and other	(1,121)	141
Realized (gain) loss on foreign currency transactions and other	(529)	359
Straight-line rent adjustment and amortization of rent-related intangibles	12,413	11,938
Gain on extinguishment of debt	-	(5,115)
Impairment charges	12,349	6,956
Allowance for credit losses	9,358	-
Net changes in other operating assets and liabilities	7,307	12,109
Net Cash Provided by Operating Activities	144,013	143,242

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	10,105	11,854
Acquisition of real estate	(4,772)	(2,494)
Expenditures on capital improvements	(1,324)	(384)
Maturities of debt securities	130	133
Proceeds from sale of real estate	47,871	18,595
Funds placed in escrow	(10,696)	(10,427)
Funds released from escrow	7,308	14,357
Payment of deferred acquisition fees to an affiliate	(546)	(1,633)
Proceeds from repayment of notes receivable	215	37,356
Cash receipts from direct financing leases greater than revenue recognized	3,812	-
Proceeds from buyer’s deposit	-	592
Net Cash Provided by Investing Activities	52,103	67,949

Cash Flows — Financing Activities
Distributions paid	(102,583)	(100,817)
Contributions from noncontrolling interests	2,679	20,600
Distributions to noncontrolling interests	(20,642)	(23,192)
Scheduled payments of mortgage principal	(32,223)	(75,693)
Prepayments of mortgage principal	(9,201)	(53,737)
Proceeds from mortgage financing	15,955	67,555
Proceeds from line of credit	65,000	25,000
Repayments of line of credit	(133,000)	(99,000)
Funds placed in escrow	54	79
Funds released from escrow	(8)	(2,711)
Deferred financing costs and mortgage deposits	(306)	(3,352)
Proceeds from issuance of shares, net of issuance costs	32,583	26,015
Purchase of treasury stock	(11,367)	(19,938)
Net Cash Used in Financing Activities	(193,059)	(239,191)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	664	(209)
Net increase (decrease) in cash and cash equivalents	3,721	(28,209)
Cash and cash equivalents, beginning of period	66,405	109,694
Cash and cash equivalents, end of period	$70,126	$81,485

(Continued)

CPA®:16 – Global 9/30/2013 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental non-cash investing and financing activities:

During the nine months ended September 30, 2013, we deconsolidated an investment with carrying values for its net investment in properties, non-recourse debt, and accrued interest of $8.7 million, $13.0 million, and $0.4 million, respectively, and recognized a gain on the deconsolidation of $4.7 million (Note 13).

During the nine months ended September 30, 2013, we deconsolidated an investment with carrying values for its net investment in direct financing leases, non-recourse debt, and accrued interest of $2.4 million, $3.7 million, and $0.3 million, respectively, and recognized a gain on the deconsolidation of $1.6 million (Note 5).

During the nine months ended September 30, 2013, we incurred trade taxes related to prior years’ activity on our Hellweg 2 investment of $2.4 million. The taxes were attributable to our third-party partner’s redeemable noncontrolling interest in the investment and paid by that partner.

During the nine months ended September 30, 2013, we reclassified $0.6 million related to a property from Net investments in direct financing leases to Real estate in connection with a tenant lease termination (Note 5).

During the nine months ended September 30, 2013 and 2012, we paid asset management fees of $9.8 million and $9.5 million, respectively, to the advisor in shares (Note 3).

During the third quarter of 2013 and 2012, we declared distributions totaling $34.7 million and $33.8 million, respectively, which were paid on October 15, 2013 and October 16, 2012, respectively.

See Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2013 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 16 – GLOBAL INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global” and, together with its consolidated subsidiaries and predecessors, “we,” “us,” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. We were formed in 2003 and are managed by W. P. Carey Inc. (“WPC”) and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions, and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation primarily because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults, and sales of properties.

At September 30, 2013, our portfolio was comprised of our full or partial ownership interests in 477 properties, substantially all of which were triple-net leased to 140 tenants, and totaled approximately 46 million square feet, with an occupancy rate of approximately 98.0%. In addition, our portfolio contained our ownership interests in two hotel properties, which had an aggregate carrying value of $67.3 million at September 30, 2013.

On May 2, 2011, Corporate Property Associates 14 Incorporated (“CPA®:14”) merged with and into CPA 16 Merger Sub, Inc. (“CPA 16 Merger Sub”), one of our wholly-owned subsidiaries (the “CPA®:14/16 Merger”). Following the consummation of the CPA®:14/16 Merger, we implemented an internal reorganization pursuant to which we were reorganized as an umbrella partnership real estate investment trust (the “UPREIT Reorganization”) to hold substantially all of our assets and liabilities in CPA 16 LLC (the “Operating Partnership”), a Delaware limited liability company subsidiary (Note 3). At September 30, 2013, we owned 99.985% of general and limited partnership interests in the Operating Partnership. The remaining 0.015% interest in the Operating Partnership is held by a subsidiary of WPC.

On July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar, as discussed further in Note 3 (the “Proposed Merger”).

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

CPA®:16 – Global 9/30/2013 10-Q — 7

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

Out-of-Period Adjustments

During the third quarter of 2013, we identified an error in the consolidated financial statements for the year ended December 31, 2012 in connection with the finalization of a tax return for an investment in Germany, which is accounted for using the equity method of accounting. The error originated based upon the application of a tax law change that became effective in 2012, but for which the accounting was not finalized and recorded until the third quarter of 2013. As a result of this error, both our Net income (loss) attributable to CPA®:16 – Global stockholders and Income from continuing operations before income taxes from our proportionate share of this investment were overstated by $0.4 million in 2012, and understated by $0.4 million for the three months ended September 30, 2013. We also identified an error in the consolidated financial statements for the second quarter of 2013 in connection with the under-accrual of a tax expense due to a clerical error. As a result of this error, both our Net income (loss) attributable to CPA®:16 – Global stockholders and Income from continuing operations before income taxes from our proportionate share of this investment were overstated by $0.3 million for the three months ended June 30, 2013, and understated by $0.3 million for the three months ended September 30, 2013. We have concluded that both adjustments are not material to the current period or any prior period’s consolidated financial statements. As such, the cumulative charges were recorded in the consolidated statements of operations for the three months ended September 30, 2013, rather than restating prior periods.

CPA®:16 – Global 9/30/2013 10-Q — 8

Notes to Consolidated Financial Statements

Information about Geographic Areas

Our portfolio is comprised of domestic and international investments. At the end of the reporting period, our international investments were comprised of investments in Europe (primarily Germany), Canada, Mexico, Malaysia, and Thailand. Foreign currency exposure and risk management are discussed in Note 9. The following tables present information about our investments on a geographic basis (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Domestic
Revenues	$52,267	$51,602	$155,506	$153,505
Income from continuing operations before income taxes	14,723	7,444	37,617	30,397
Net income attributable to noncontrolling interests	(4,748)	(3,787)	(13,187)	(17,354)
Net income (loss) attributable to CPA®:16 – Global stockholders	13,533	(3,265)	23,198	(878)
Germany
Revenues	$12,637	$11,654	$37,654	$36,254
Income from continuing operations before income taxes	4,608	4,031	12,733	15,315
Net (income) loss attributable to noncontrolling interests	(142)	(18)	749	(288)
Net income attributable to CPA®:16 – Global stockholders	2,620	2,007	4,517	11,031
Other International
Revenues	$13,562	$12,612	$40,076	$44,362
Income from continuing operations before income taxes	1,354	1,206	3,346	8,762
Net loss (income) attributable to noncontrolling interests	122	(382)	322	(143)
Net income attributable to CPA®:16 – Global stockholders	1,119	869	1,439	4,756
Total
Revenues	$78,466	$75,868	$233,236	$234,121
Income from continuing operations before income taxes	20,685	12,681	53,696	54,474
Net income attributable to noncontrolling interests	(4,768)	(4,187)	(12,116)	(17,785)
Net income (loss) attributable to CPA®:16 – Global stockholders	17,272	(389)	29,154	14,909

			September 30, 2013	December 31, 2012
Domestic
Long-lived assets (a)			$1,987,788	$2,126,513
Non-recourse debt			914,264	938,617
Germany
Long-lived assets (a)			$560,824	$556,892
Non-recourse debt			380,183	376,328
Other International
Long-lived assets (a)			$510,408	$525,573
Non-recourse debt			320,794	329,235
Total
Long-lived assets (a)			$3,059,020	$3,208,978
Non-recourse debt			1,615,241	1,644,180

(a)         Consists of Net investments in properties; Net investments in direct financing leases; Equity investments in real estate; Assets held for sale; In-place lease intangible assets, net; and Other intangible assets, net, as applicable.

CPA®:16 – Global 9/30/2013 10-Q — 9

Notes to Consolidated Financial Statements

Recent Accounting Requirements

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

ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, a Consensus of the FASB Emerging Issues Task Force — In July 2013, the FASB issued ASU 2013-10, which permits the Fed Funds Effective Swap Rate, also referred to as the “Overnight Index Swap Rate,” to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the U.S. government and London Interbank Offered Rate (“LIBOR”) swap rate. The update also removes the restriction on the use of different benchmark rates for similar hedges. This ASU will be applicable to us for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Through the date of this Report, we had not entered into any transactions to which this ASU applies.

CPA®:16 – Global 9/30/2013 10-Q — 10

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us under a fee arrangement. On September 28, 2012, we amended and restated certain terms in that advisory agreement, as described below. The fee structure related to asset management fees, initial acquisition fees, subordinated acquisition fees, and subordinated disposition fees was unchanged by the amendment and restatement, and the advisor remained entitled to 10% of the available cash of the Operating Partnership (the “Available Cash Distribution”), as described below. The term of the advisory agreement, which was scheduled to expire on September 30, 2013, has been extended to January 31, 2014. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amounts Included in the Consolidated Statements of Operations:
Asset management fees	$4,426	$4,631	$13,389	$13,929
Available Cash Distribution	3,766	3,685	11,210	11,564
Personnel and overhead reimbursements	2,337	1,516	7,499	4,828
Office rent reimbursements	414	313	1,244	937
	$10,943	$10,145	$33,342	$31,258

Other Transaction Fees Capitalized:
Current acquisition fees	$-	$-	$122	$-
Deferred acquisition fees	-	-	97	-
Mortgage refinancing fees	-	50	-	470
	$-	$50	$219	$470

			September 30, 2013	December 31, 2012
Unpaid Transaction Fees:
Deferred acquisition fees			$1,309	$1,757
Subordinated disposition fees			1,197	1,197
			$2,506	$2,954

Asset Management Fees

We pay the advisor asset management fees, which are 0.5% per annum of our average invested assets and are computed as provided for in the advisory agreement. The asset management fees are payable in cash or shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share (“NAV”) as approved by our board of directors. For 2013, the advisor elected to receive its asset management fees in shares of our common stock. In light of the Proposed Merger, however, a Special Committee of our Board of Directors (the “Special Committee”) requested that the advisor receive payment of asset management fees in cash subsequent to July 31, 2013. For 2012, the advisor elected to receive 50% of its asset management fees in cash and 50% in shares of our common stock. Asset management fees are included in Property expenses in the consolidated financial statements.

Available Cash Distribution

In connection with the UPREIT Reorganization, a subsidiary of WPC (the “Special General Partner”) acquired a special membership interest (“Special Member Interest”) of 0.015% in the Operating Partnership entitling it to receive the Available Cash Distribution, which is measured and paid quarterly in either cash or shares of our common stock, at the advisor’s election. The Available Cash Distribution is defined as cash generated from operations, excluding capital proceeds, as reduced by operating expenses and debt service, excluding prepayments and balloon payments. The Available Cash Distribution is contractually limited to 0.5% of our assets

CPA®:16 – Global 9/30/2013 10-Q — 11

Notes to Consolidated Financial Statements

excluding cash, cash equivalents, and certain short-term investments and non-cash reserves. In the event of a capital transaction such as a sale, exchange, disposition, or refinancing of our net assets, the Special General Partner may also be entitled to receive a distribution in an amount equal to 15% of the excess, if any, of the consideration generated by the capital transaction (net of costs and expenses) after our stockholders have received a return of their invested capital plus a 6% priority return. See Proposed Merger below.

Personnel and Overhead Reimbursements

Under the terms of the advisory agreement, the advisor allocates a portion of its personnel and overhead expenses to us and the other publicly-owned, non-listed REITs, which are managed by our advisor under the Corporate Property Associates brand name (the “CPA REITs”) and Carey Watermark Investors Incorporated (“CWI”). Effective as of October 1, 2012, the advisor allocates these expenses on the basis of our trailing four quarters of reported revenues and those of WPC, the CPA REITs, and CWI. Prior to that date, these costs were allocated on the basis of time charges incurred by the advisor’s personnel on behalf of the CPA REITs and CWI.

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

Transaction Fees

We pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees are 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfying a 6% preferred return. Interest is accrued on unpaid installments of the deferred portion at 5% per year. Current and deferred acquisition fees are capitalized and included in the cost basis of the assets acquired. Mortgage refinancing fees, which are paid at the discretion of our board of directors, equal up to 1% of the principal and are capitalized to deferred financing costs and amortized over the life of the new loans.

The advisor may be entitled to receive a disposition fee in an amount equal to the lesser of (i) 50.0% of the competitive real estate commission (as defined in the advisory agreement) or (ii) 3.0% of the contract sales price of the investment being sold; however, payment of such fees is subordinated to the 6% preferred return. These fees, which are paid at the discretion of our board of directors, are deferred and are payable to the advisor only in connection with a liquidity event. See Proposed Merger below.

Proposed Merger

On July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar, as discussed further below. On October 1, 2013, WPC filed a registration statement with the SEC to register the shares of its common stock to be issued to our stockholders in connection with the Proposed Merger. Special meetings will be scheduled to obtain the approval of the Proposed Merger by our stockholders and by WPC’s stockholders, and the closing of the Proposed Merger also is subject to customary closing conditions. If the Proposed Merger is approved by our stockholders and the stockholders of WPC and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

CPA®:16 – Global 9/30/2013 10-Q — 12

Notes to Consolidated Financial Statements

Subject to the terms and conditions of the merger agreement, our stockholders will receive shares of WPC common stock in exchange for their shares of CPA®:16 – Global stock, pursuant to an exchange ratio based upon a value of $11.25 per share of CPA®:16 – Global and the volume weighted average trading price (“VWAP”) of WPC common stock for the five consecutive trading days ending on the third trading day preceding the closing date of the transaction. The exchange ratio is subject to a 12% collar based on the VWAP of WPC common stock on July 22, 2013 and July 23, 2013, which results in an exchange ratio of not more than 0.1842 shares and not less than 0.1447 shares of WPC common stock for each share of CPA®:16 – Global stock (the “Per Share Merger Consideration”). No fractional shares will be issued in the Proposed Merger, and our stockholders will receive cash in lieu of any fractional shares.

Based on our outstanding common stock of approximately 206,300,000 shares at September 30, 2013, excluding the approximately 38,200,000 shares held by WPC, and the Per Share Merger Consideration, based on the VWAP of WPC common stock for the five days ended October 31, 2013 of 0.1676 shares, in the Proposed Merger WPC would issue approximately 28,200,000 shares of its common stock in exchange for the shares of our common stock it does not currently own. The estimated aggregate value of such shares issued in the Proposed Merger would be approximately $1.9 billion, based on the closing price of WPC common stock on October 31, 2013 of $66.61 per share. The nominal value of the Per Share Merger Consideration and estimated total merger consideration may be higher or lower as of the date of closing due to changes in the market price of WPC’s common stock, subject to the limitations of the collar discussed above.

Under the terms of the merger agreement, the Special Committee was permitted to solicit, receive, evaluate, and enter into negotiations with respect to alternative proposals from third parties through August 24, 2013 (the “Go Shop Period”). There were no qualifying proposals received during the Go Shop Period.

The merger agreement contains certain termination rights for both us and WPC. Each party has agreed to pay the other party’s out-of-pocket expenses in the event that the merger agreement is terminated because such party has breached any of its representations, warranties, covenants, or agreements. Through September 30, 2013, we and WPC have incurred merger expenses totaling approximately $2.4 million and $2.8 million, respectively.

Pursuant to the merger agreement, WPC has agreed to waive its rights to receive certain fees and distributions to which it would otherwise be entitled upon consummation of the Proposed Merger (the “Back End Amounts”). In the event that the merger agreement has been terminated under certain circumstances in connection with a CPA 16 Superior Competing Transaction (as defined in the merger agreement), we have agreed to pay WPC an up-front termination fee of $57.0 million, which would be offset against any Back End Amounts paid to WPC.

In light of the Proposed Merger, our board of directors has suspended our distribution reinvestment and share purchase plan (“DRIP”). As a result, our stockholders who were previously enrolled in our DRIP have received cash distributions beginning in October 2013. In addition, our board of directors has suspended our share redemption plan, with the exception of special-circumstances redemptions as defined under the plan.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests ranging from 25% to 90% in jointly-owned investments, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting. We also own interests in jointly-controlled tenancy-in-common interests in properties, which we account for under the equity method of accounting.

At September 30, 2013, excluding its ownership in the Special Member Interest, the advisor owned 38,229,294 shares, or 18.5%, of our common stock.

CPA®:16 – Global 9/30/2013 10-Q — 13

Notes to Consolidated Financial Statements

Note 4. Net Investments in Properties

Real Estate

Real estate, which consists of land and buildings leased to others under operating leases and are carried at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$438,540	$470,809
Buildings	1,748,362	1,772,661
Less: Accumulated depreciation	(278,815)	(242,648)
	$1,908,087	$2,000,822

On May 30, 2013, we entered into one domestic investment for an industrial and office facility, which was deemed to be a real estate asset acquisition because we entered into a new lease with the seller, at a cost of $4.9 million, including net lease intangible assets of $0.7 million (Note 7) and acquisition-related costs and fees of $0.2 million, which were capitalized.

Assets disposed of and reclassified as held-for-sale during the nine months ended September 30, 2013 accounted for $62.5 million of the decrease in real estate and are discussed in Note 13.

During this period, the U.S. dollar weakened against the euro, as the end-of-period rate for the U.S. dollar in relation to the euro at September 30, 2013 increased by 2.3% to $1.3525 from $1.3218 at December 31, 2012. The impact of this weakening was a $12.7 million increase in the carrying value of Real estate from December 31, 2012 to September 30, 2013.

During the three months ended September 30, 2013, we reclassified $0.6 million related to a property from Net investments in direct financing leases to Real estate in connection with a tenant lease termination (Note 5).

During the third quarter of 2012, we identified a receivable which we had acquired as part of the CPA®:14/16 Merger in the second quarter of 2011 that was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the CPA®:14/16 Merger in that quarter of $1.6 million. This change was recorded in the consolidated statements of operations in the third quarter of 2012.

Operating Real Estate

Operating real estate, which consists of our two hotel operations, at cost, is summarized as follows (in thousands):

	September 30, 2013	December 31, 2012
Land	$8,296	$8,296
Buildings	68,616	68,505
Furniture, fixtures, and equipment	8,929	8,764
Less: Accumulated depreciation	(18,503)	(16,007)
	$67,338	$69,558

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Notes receivable and Net investments in direct financing leases.

Notes Receivable

Hellweg 2

Under the terms of the note receivable acquired in connection with the April 2007 investment in which we and our affiliates acquired a property-owning entity (“Propco”) that in turn acquired a 24.7% ownership interest in a limited partnership and a lending entity (the “Lender”) that made a loan (the “Hellweg 2 Note”) to the holder of the remaining 75.3% interests in the limited partnership (“Hellweg

CPA®:16 – Global 9/30/2013 10-Q — 14

Notes to Consolidated Financial Statements

2 Transaction”), the Lender will receive interest at a fixed annual rate of 8%. The Hellweg 2 Note matures on April 5, 2017. The Hellweg 2 Note had a principal balance of $22.3 million and $21.7 million, inclusive of our affiliates’ noncontrolling interest of $16.6 million and $16.1 million, at September 30, 2013 and December 31, 2012, respectively. As described in Note 14, the Hellweg 2 Note was redeemed on October 31, 2013.

Production Resource Group, LLC

In January 2012, we restructured our lease with Production Resource Group, LLC (“PRG”) so as to extend the lease term to June 2029 and also give PRG the option to purchase the property at predetermined dates and prices during the lease term. If PRG does not exercise its purchase option during the term of the lease, the property transfers to PRG for $1 at the end of the lease term. The restructured lease was accounted for as a sales-type lease due to the automatic transfer of title at the end of the lease. In addition, because the minimum initial and continuing investment criteria were not met at the inception of the sales-type lease, the sale of the asset was accounted for under the deposit method. At the time of the restructuring, the property was not derecognized and all periodic cash payments received under the lease were carried on the balance sheet as a deposit liability until approximately 5% of the purchase price had been collected. By October 2012, the aggregate cash payments received crossed the 5% threshold, and accordingly we derecognized the property and recognized a gain of $0.1 million. We also recognized a note receivable, which had a balance of $11.6 million and $11.8 million at September 30, 2013 and December 31, 2012, respectively, to reflect the expected future payments under the lease. The remaining deferred gain of $3.8 million as of September 30, 2013 will be recognized into income in proportion to the principal payments on the note until we have received 20% of the purchase price. At that time, the full gain will be recognized.

Other

We own a B-note receivable that totaled $9.9 million and $9.8 million at September 30, 2013 and December 31, 2012, respectively, with a fixed annual interest rate of 6.3% and a maturity date of February 11, 2015.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. During the nine months ended September 30, 2013, we established an allowance for credit losses of $9.4 million on several properties due to a decline in the estimated amount of future payments we will receive from the respective tenants, including the early termination of the direct financing leases. At September 30, 2013 and December 31, 2012, none of the balances of our finance receivables were past due. Our allowance for uncollected accounts was less than $0.1 million and $0.2 million at September 30, 2013 and December 31, 2012, respectively. Additionally, there have been no modifications of finance receivables during the nine months ended September 30, 2013. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2013.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1	1	1	$42,941	$43,213
2	-	2	-	35,197
3	14	13	241,542	230,527
4	7	7	141,439	152,902
5	-	1	-	5,992
			$425,922	$467,831

CPA®:16 – Global 9/30/2013 10-Q — 15

Notes to Consolidated Financial Statements

	Number of Obligors at		Notes Receivable at
Internal Credit Quality Indicator	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
1	-	-	$-	$-
2	1	1	9,880	9,836
3	2	2	33,848	33,558
4	-	-	-	-
5	-	-	-	-
			$43,728	$43,394

In August 2013, we sold a portion of a parcel of land classified as Net investments in direct financing leases for $0.4 million, net of selling costs, and recognized a gain on the sale of $0.4 million. The gain on the sale is included in Other income and (expenses) in the consolidated financial statements for the three and nine months ended September 30, 2013. Following the sale, the tenant leasing the building on the remaining parcel of land terminated its lease with us. As a result, we reclassified the investment from Net investments in direct financing leases to Real estate for $0.6 million.

In January 2013, a tenant in one of our domestic properties classified as Net investments in direct financing leases filed for bankruptcy and a bankruptcy court appointed a receiver to sell the property. In May 2013, we transferred our interest in the property to the tenant at the instruction of the lender. In August 2013, the property was sold in a foreclosure auction and we were relieved of our liability, at which point we deconsolidated the investment with carrying values for its net investment in direct financing leases, non-recourse debt, and accrued interest of $2.4 million, $3.7 million, and $0.3 million, respectively, and recognized a gain on the deconsolidation of $1.6 million.

Note 6. Equity Investments in Real Estate

We own equity interests in single-tenant net leased properties that are generally leased to companies through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence or (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting. Earnings for each investment are recognized in accordance with each respective investment agreement. Investments in unconsolidated investments are required to be evaluated periodically. We periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value and such decline is determined to be other than temporary.

CPA®:16 – Global 9/30/2013 10-Q — 16

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2013	September 30, 2013	December 31, 2012
True Value Company (a) (b) (c)	50%	$38,825	$43,100
The New York Times Company (d) (e)	27%	35,678	34,579
U-Haul Moving Partners, Inc. and Mercury Partners, LP (d) (f)	31%	30,351	30,932
Advanced Micro Devices, Inc. (a) (g) (h)	67%	25,969	28,619
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (i)	25%	22,887	20,837
Schuler A.G. (a) (h) (i)	33%	21,818	21,178
The Upper Deck Company (a) (j)	50%	7,750	7,998
Frontier Spinning Mills, Inc. (k)	40%	6,268	6,265
Police Prefecture, French Government (a) (i) (l)	50%	4,776	5,010
Del Monte Corporation (a) (h)	50%	4,620	5,580
TietoEnator Plc (a) (i)	40%	4,512	3,895
Actebis Peacock GmbH (i) (k)	30%	4,499	4,477
Barth Europa Transporte e.K/MSR Technologies GmbH (a) (i)	33%	3,226	3,219
Actuant Corporation (a) (i)	50%	3,050	2,711
Town Sports International Holdings, Inc. (a)	56%	2,868	3,203
OBI A.G. (a) (i) (m)	25%	2,432	1,819
Consolidated Systems, Inc. (a) (h)	40%	1,943	2,004
Pohjola Non-life Insurance Company (a) (i)	40%	1,086	190
Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (i)	35%	968	1,606
Talaria Holdings, LLC (n)	27%	-	453
		$223,526	$227,675

___________

(a)         This investment is jointly-owned with WPC.

(b)         In January 2013, this investment repaid three mortgage loans encumbering seven of its properties totaling $64.8 million, of which our share was $32.4 million. Additionally, the investment obtained new non-recourse mortgage financing encumbering six of its properties with proceeds totaling $62.5 million, of which our share was $31.3 million.

(c)          We received distributions of $3.9 million and $3.3 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(d)         This investment is jointly-owned with WPC and Corporate Property Associates 17 - Global Incorporated (“CPA®:17 - Global”), one of the CPA REITs.

(e)          We received distributions of $3.8 million and $3.5 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(f)           We received distributions of $4.1 million and $4.2 million from this investment during the nine months ended September 30, 2013 and 2012, respectively.

(g)          We received distributions of $3.8 million from this investment during both the nine months ended September 30, 2013 and 2012.

(h)         These investments are considered tenancy-in-common interests, whereby the property is encumbered by debt for which we are jointly and severally liable. For these investments, the co-obligor is WPC and the aggregate amount due under the arrangements was approximately $75.9 million. Of this amount, $46.1 million represents the amount we agreed to pay and is included within the carrying value of these investments.

(i)             The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the euro.

(j)            In September 2013, we recognized an other-than-temporary impairment charge of $0.5 million on this investment (Note 8).

(k)        This investment is jointly-owned with CPA®:17 - Global.

(l)             This decrease was primarily due to our receipt of distributions from the investment greater than income recognized by the investment.

(m)     This increase was primarily due to the investment’s share of other comprehensive income recognized on interest rate swap derivative instruments.

CPA®:16 – Global 9/30/2013 10-Q — 17

Notes to Consolidated Financial Statements

(n)         This decrease reflects losses recorded by the investment during the nine months ended September 30, 2013.

We recognized net income from equity investments in real estate of $5.6 million and net loss from equity investments in real estate of $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and net income from equity investments in real estate of $17.2 million and $12.0 million for the nine months ended September 30, 2013 and 2012, respectively. Net income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments. During the third quarter of 2012, we recognized other-than-temporary impairment charges totaling $6.9 million to reduce the carrying values of the properties held by several jointly-owned investments to their estimated fair values (Note 8).

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

In connection with our investment during the nine months ended September 30, 2013, we have recorded intangibles as follows (life in years, dollars in thousands):

	Life	Amount
Amortizable Intangible Assets
Lease intangibles:
In-place lease	13.5	$700

Amortizable Intangible Liabilities
Below-market rent	13.5	$(41)

Intangible assets and liabilities are summarized as follows (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable Intangible Assets
Franchise agreement	$2,240	$(1,345)	$895	$2,240	$(1,157)	$1,083
Management contract	874	(749)	125	874	(645)	229
	3,114	(2,094)	1,020	3,114	(1,802)	1,312
Lease intangibles:
In-place lease	347,162	(122,649)	224,513	361,242	(101,122)	260,120
Above-market rent	186,437	(58,404)	128,033	195,985	(46,688)	149,297
Tenant relationship	32,996	(8,188)	24,808	33,615	(7,544)	26,071
Below-market ground lease	6,451	(492)	5,959	6,752	(460)	6,292
	573,046	(189,733)	383,313	597,594	(155,814)	441,780
Total intangible assets	$576,160	$(191,827)	$384,333	$600,708	$(157,616)	$443,092

Amortizable Intangible Liabilities
Below-market rent	$(64,911)	$14,902	$(50,009)	$(65,148)	$13,001	$(52,147)
Total intangible liabilities	$(64,911)	$14,902	$(50,009)	$(65,148)	$13,001	$(52,147)

Net amortization of intangibles, including the effect of foreign currency translation, was $12.4 million and $12.9 million for the three months ended September 30, 2013 and 2012, respectively, and $37.2 million and $39.1 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of above-market rent, below-market rent, and below-market ground lease

CPA®:16 – Global 9/30/2013 10-Q — 18

Notes to Consolidated Financial Statements

intangibles is recorded as an adjustment to Lease revenues, while amortization of management contract, franchise agreement, in-place lease, and tenant relationship intangibles is included in Depreciation and amortization.

Based on the intangible assets and liabilities recorded at September 30, 2013, scheduled annual net amortization of intangibles for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter is as follows (in thousands):

Years Ending December 31,	Total
2013 (remainder)	$12,583
2014	50,300
2015	43,984
2016	37,321
2017	34,431
Thereafter	155,705
Total	$334,324

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

Derivative Assets — Our derivative assets, which are included in Other assets, net in the consolidated financial statements, are comprised of foreign currency forward contracts, interest rate swaps, and an interest rate cap, as well as stock warrants that were granted to us by lessees in connection with structuring initial lease transactions (Note 9). The foreign currency forward contracts, interest rate swaps, and interest rate cap were measured at fair value using readily observable market inputs, such as quotations on interest rates and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. Our stock warrants are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps and foreign currency forward contracts and are included in Accounts payable, accrued expenses, and other liabilities in the consolidated financial statements (Note 9). These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

We did not have any transfers into or out of Level 1, Level 2, and Level 3 measurements during either the three or nine months ended September 30, 2013 and 2012. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:16 – Global 9/30/2013 10-Q — 19

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

		September 30, 2013		December 31, 2012
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt (a)	3	$1,615,241	$1,604,525	$1,644,180	$1,656,684
Line of credit (a)	3	75,000	75,000	143,000	143,000
Notes receivable (a)	3	43,728	44,418	43,394	44,363
Deferred acquisition fees payable (b)	3	1,309	1,383	1,757	2,062

__________

(a)         We determined the estimated fair value of these financial instruments using a discounted cash flow model with rates that take into account the credit of the tenant/obligor and interest rate risk. We also considered the value of the underlying collateral, taking into account the quality of the collateral, the credit quality of the tenant/obligor, the time until maturity, and the current market interest rate.

(b)         We determined the estimated fair value of our deferred acquisition fees based on an estimate of discounted cash flows using two significant unobservable inputs, which are the leverage adjusted unsecured spread and an illiquidity adjustment of 380 bps and 75 bps, respectively. Significant increases or decreases to these inputs in isolation would result in a significant change in the fair value measurement.

We estimated that our remaining financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2013 and December 31, 2012.

Items Measured at Fair Value on a Non-Recurring Basis (Including Impairment Charges)

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate for which an impairment indicator is identified, we follow a two-step process to determine whether an investment is impaired and the amount of the charge. First, we compare the carrying value of the property’s asset group to the future undiscounted net cash flows that we expect the property’s asset group will generate, including any estimated proceeds from the eventual sale of the property’s asset group. If this amount is less than the carrying value, the property’s asset group is considered to be impaired, and we then measure the impairment charge as the excess of the carrying value of the property’s asset group over the estimated fair value of the property’s asset group, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment. We determined that the significant inputs used to value these investments fall within Level 3 for fair value accounting. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.

CPA®:16 – Global 9/30/2013 10-Q — 20

Notes to Consolidated Financial Statements

The following tables present information about our assets that were measured on a fair value basis (in thousands):

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Net investments in properties	$-	$-	$-	$-
Net investments in direct financing leases	-	-	-	-
Total impairment charges or allowance for credit losses included in expenses		-		-
Equity investments in real estate (a) (b)	7,750	515	4,587	6,879
Total impairment charges or allowance for credit losses included in income from continuing operations		515		6,879
Impairment charges included in discontinued operations (c)	-	-	5,650	6,461
Total impairment charges		$515		$13,340

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Net investments in properties	$-	$-	$-	$-
Net investments in direct financing leases (d)	2,430	3,626	-	10
Total impairment charges or allowance for credit losses included in expenses		3,626		10
Equity investments in real estate (a)	7,750	515	4,587	6,879
Total impairment charges or allowance for credit losses included in income from continuing operations		4,141		6,889
Impairment charges included in discontinued operations (c) (e)	22,989	12,349	9,850	6,946
Allowance for credit losses included in discontinued operations (d)	26,916	5,732	-	-
Total impairment charges		$22,222		$13,835

__________

(a)         The fair value measurement related to the impairment charge recognized on Equity investments in real estate during both the three and nine months ended September 30, 2013 was based on the contractual sale price for a property held by a jointly-owned investment for the potential sale of the property that had not been consummated as of the date of this Report. There can be no assurance that the sale will occur at the contracted price or at all.

(b)         The fair value measurements related to the impairment charges recognized on Equity investments in real estate during both the three and nine months ended September 30, 2012 were determined by our advisor, relying in part on the estimated fair value of the underlying real estate and mortgage debt, both of which were provided by a third party. The fair value of real estate was determined by reference to portfolio appraisals that determined their values on a property level. The portfolio appraisals apply a discounted cash flow analysis to the estimated net operating income for each property during the remaining anticipated lease term, and the estimated residual value of each property from a hypothetical sale of the property upon expiration of the lease. The proceeds from a hypothetical sale were derived by capitalizing the estimated net operating income of each property for the year following lease expiration after considering the re-tenanting of such property at estimated then-current market rental rate, at a selected capitalization rate, and deducting estimated costs of sale.

The discount rates and residual capitalization rates used to value the properties were selected based on several factors, including the creditworthiness of the lessees, industry surveys, property type, location and age, current lease rates relative to market lease rates, and anticipated lease duration. In the case where a tenant had a purchase option deemed by the appraiser to be materially

CPA®:16 – Global 9/30/2013 10-Q — 21

Notes to Consolidated Financial Statements

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

•                  residual capitalization rates applied to the properties ranged from approximately 7.0% to 12.5%, with a weighted-average capitalization rate of 8.1%. The fair value of such property-level debt was determined based upon available market data for comparable liabilities and by applying selected discount rates to the stream of future debt payments; and

•                  discount rates applied to the future property-level debt for valuing equity investments ranged from approximately 2.0% to 8.6%, with a weighted-average discount rate of 5.1%, excluding situations where fair value of assets was estimated to be lower than the outstanding balance of property-level debt, and thus debt was capped at the value of assets securing it, as the loans are non-recourse.

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

(c)          The fair value measurements related to the impairment charges recognized during the three and nine months ended September 30, 2012 were based on purchase and sale agreements for the potential sales of several properties that were subsequently consummated.

(d)         The fair value measurements, which incorporate the allowance for credit losses recorded during the nine months ended September 30, 2013, were based on management’s estimate of the collectability of future payments from the respective tenants.

(e)          The fair value measurements related to the impairment charges recognized on several properties during the nine months ended September 30, 2013 were based on:

•                  a purchase and sale agreement for the potential sale of several properties leased to one tenant. We completed the sale in October 2013; and

•                  a third-party appraisal, subject to our corroboration for reasonableness. The third party utilized local average rent rates for the previous five years and sales of comparable properties to determine a fair value range of $75-$85 per square foot.

Significant impairment charges, and their related triggering events, recognized during the three and nine months ended September 30, 2013 and 2012 were as follows:

Direct Financing Leases

2013 — During the nine months ended September 30, 2013, we recorded an allowance for credit losses of $3.6 million on a property accounted for as Net investments in direct financing leases due to a decline in the estimated amount of future payments we will receive from the property’s tenant, including the early termination of the direct financing lease (Note 5).

Equity Investments in Real Estate

2013 — During the three and nine months ended September 30, 2013, we recognized an impairment charge of $0.5 million to reduce the carrying value of a property held by a jointly-owned investment to its estimated fair value based on a purchase and sale agreement for the potential sale of the property that had not been consummated as of the date of this Report. There can be no assurance that the sale will occur at the contracted price or at all.

CPA®:16 – Global 9/30/2013 10-Q — 22

Notes to Consolidated Financial Statements

2012 — During the three and nine months ended September 30, 2012, we recognized impairment charges totaling $6.9 million to reduce the carrying value of properties held by two jointly-owned investments to their estimated fair values. Valuations indicated severe declines in the values of the assets, due to a decline in market conditions and a tenant at one of the properties giving notice that it would not renew its lease.

Properties Sold or Held for Sale

2013 — During the nine months ended September 30, 2013, we recognized an impairment charge of $9.3 million on a property in order to reduce its carrying value to its estimated fair value due to the property’s tenant filing for bankruptcy during the first quarter of 2013. Because a market participant would likely not have ascribed any value to the tenant’s lease, the fair value of the property reflected the value as if it were vacant. The property was sold in June 2013 (Note 13). The results of operations for this property are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

In October 2013, we sold several properties leased to one tenant. Included in this disposal group were properties accounted for as Net investments in properties and Net investments in direct financing leases. At September 30, 2013, this disposal group was classified as Assets held for sale in the consolidated balance sheets. During the nine months ended September 30, 2013, we recognized impairment charges totaling $3.0 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, on the properties accounted for as Net investments in properties. Additionally, during the nine months ended September 30, 2013, we recorded an allowance for credit losses of $5.7 million, inclusive of amounts attributable to noncontrolling interests of $1.7 million, due to a decline in the estimated amount of future payments we expect to receive from the tenant, including the early termination of the direct financing leases (Note 5).

2012 — During the three and nine months ended September 30, 2012, we recognized impairment charges totaling $6.5 million on several properties in order to reduce their carrying values to their estimated fair values based on a change in our estimated holding period during the third quarter of 2012 due to potential sales of the properties. The properties were sold in November 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

During the nine months ended September 30, 2012, we recognized an impairment charge of $0.5 million on a property in order to reduce its carrying value to its estimated fair value due to the tenant vacating the property. The property was sold in June 2012. The results of operations for this property are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements.

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

CPA®:16 – Global 9/30/2013 10-Q — 23

Notes to Consolidated Financial Statements

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

The following table sets forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Foreign currency contracts	Other assets, net	$-	$172	$-	$-
Foreign currency contracts	Accounts payable, accrued expenses and other liabilities	-	-	(3,848)	(2,361)
Interest rate cap	Other assets, net	161	36	-	-
Interest rate swaps	Other assets, net	241	-	-	-
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	-	-	(2,849)	(5,411)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,404	1,161	-	-
Total derivatives		$1,806	$1,369	$(6,697)	$(7,772)

All derivative transactions with an individual counterparty are governed by a master International Swap and Derivatives Association agreement, which can be considered as a master netting arrangement; however, we report all our derivative instruments on a gross basis on our consolidated balance sheet. At September 30, 2013, no cash collateral has been posted nor received for any of our derivative positions.

The following tables present the impact of our derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income (Loss) on Derivatives (Effective Portion) (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps	$306	$(640)	$2,488	$(1,785)
Interest rate cap	32	(88)	139	(658)
Foreign currency contracts	(2,830)	(1,171)	(1,659)	(1,065)
Total	$(2,492)	$(1,899)	$968	$(3,508)

CPA®:16 – Global 9/30/2013 10-Q — 24

Notes to Consolidated Financial Statements

	Amount of Gain (Loss) Reclassified from
	Other Comprehensive Income (Loss) into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2013	2012	2013	2012
Interest rate swaps (b)	$325	$310	$985	$833
Foreign currency contracts (c)	229	(245)	28	(733)
Total	$554	$65	$1,013	$100

__________

(a)         Excludes net gains of $0.3 million and net losses of $0.2 million recognized on unconsolidated jointly-owned investments during the three months ended September 30, 2013 and 2012, respectively, and net gains of $1.4 million and net losses of $0.6 million recognized during the nine months ended September 30, 2013 and 2012, respectively.

(b)         During both the three months ended September 30, 2013 and 2012, we reclassified $0.1 million from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships on certain interest rate swaps. During the nine months ended September 30, 2013 and 2012, we reclassified $0.3 million and $0.2 million, respectively, from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships on certain interest rate swaps.

(c)          Gains (losses) reclassified from Other comprehensive income (loss) into income for contracts that have settled are included in Other income and (expenses).

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

The interest rate swaps and caps that we had outstanding on our consolidated subsidiaries at September 30, 2013 that were designated as cash flow hedges are summarized as follows (currency in thousands):

		Notional	Cap	Contractual	Effective	Expiration	Fair Value at
Description	Type	Amount	Rate	Interest Rate	Date	Date	September 30, 2013
1-Month LIBOR	“Pay-fixed” swap	$11,023	N/A	5.6%	3/2008	3/2018	$(1,292)
1-Month LIBOR	“Pay-fixed” swap	$5,874	N/A	6.4%	7/2008	7/2018	(822)
1-Month LIBOR	“Pay-fixed” swap	$3,748	N/A	6.9%	3/2011	3/2021	(394)
1-Month LIBOR	“Pay-fixed” swap	$5,525	N/A	5.4%	11/2011	12/2020	(84)
1-Month LIBOR	“Pay-fixed” swap	$5,781	N/A	4.9%	12/2011	12/2021	(10)
1-Month LIBOR	“Pay-fixed” swap	$8,552	N/A	5.1%	3/2012	11/2019	(182)
3-Month Euro Interbank Offered Rate (“Euribor”) (a)	Interest rate cap	$51,124	3.0%	N/A	4/2012	4/2017	161
1-Month LIBOR	“Pay-fixed” swap	€1,907	N/A	4.6%	5/2012	11/2017	(20)
1-Month LIBOR	“Pay-fixed” swap	$9,650	N/A	3.3%	6/2012	6/2017	(45)
1-Month LIBOR	“Pay-fixed” swap	$9,751	N/A	1.6%	9/2012	10/2020	194
1-Month LIBOR	“Pay-fixed” swap	$3,954	N/A	4.9%	2/2013	2/2023	47
							$(2,447)

__________

(a)         Fair value amount is based on the applicable exchange rate at September 30, 2013.

CPA®:16 – Global 9/30/2013 10-Q — 25

Notes to Consolidated Financial Statements

The interest rate swaps and caps that our unconsolidated jointly-owned investments had outstanding at September 30, 2013 and were designated as cash flow hedges are summarized as follows (currency in thousands):

	Ownership					Contractual
	Interest in Investee		Notional	Strike		Interest	Effective	Expiration	Fair Value at
Description	at September 30, 2013	Type	Amount	Price	Spread	Rate	Date	Date	September 30, 2013
3-Month Euribor (a)	25.0%	“Pay-fixed” swap	€110,591	N/A	N/A	5.0%-5.6%	7/2006-4/2008	10/2015-7/2016	$(12,792)
3-Month LIBOR	27.3%	Interest rate cap	$116,581	4%	1.2%	N/A	8/2009	8/2014	-
									$(12,792)

_________

(a)         Fair value amount is based on the applicable exchange rate at September 30, 2013.

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

The following table presents the foreign currency derivative contracts we had outstanding and their designations at September 30, 2013 (currency in thousands, except strike price):

	Notional	Strike	Effective	Expiration	Fair Value at
Type	Amount	Price	Date	Date	September 30, 2013
Forward contracts	€47,250	$1.28 - 1.30	5/2012	12/2013 - 6/2017	$(3,162)
Forward contracts	9,800	1.35	12/2012	9/2017 - 3/2018	(312)
Forward contracts	6,200	1.35	6/2013	6/2018 - 9/2018	(252)
Forward contracts	6,000	1.38	8/2013	12/2018 - 3/2019	(87)
Forward contracts	5,800	1.41	9/2013	6/2019 - 9/2019	(35)
	€75,050				$(3,848)

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Other

Amounts reported in Other comprehensive income (loss) related to interest rate swaps will be reclassified to Interest expense as interest payments are made on our variable-rate debt. Amounts reported in Other comprehensive income (loss) related to foreign currency derivative contracts will be reclassified to Other income and (expenses) when the hedged foreign currency proceeds from foreign operations are repatriated to the U.S. At September 30, 2013, we estimate that an additional $1.4 million will be reclassified as interest expense during the next 12 months related to our interest rate swaps and caps and $0.9 million will be reclassified to Other income and (expenses) related to our foreign currency forward contracts.

CPA®:16 – Global 9/30/2013 10-Q — 26

Notes to Consolidated Financial Statements

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of September 30, 2013. At September 30, 2013, our total credit exposure was $0.4 million and the maximum exposure to any single counterparty was $0.2 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2013, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $7.3 million and $7.9 million at September 30, 2013 and December 31, 2012, respectively, which included accrued interest and any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2013 or December 31, 2012, we could have been required to settle our obligations under these agreements at their aggregate termination value of $7.8 million or $8.5 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2013, in certain areas. There were no significant changes to our portfolio concentrations at September 30, 2013 as compared to December 31, 2012.

Note 10. Debt

Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by the assignment of real property, and direct financing leases with an aggregate carrying value of $2.3 billion and $2.4 billion at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, our mortgage notes payable bore interest at fixed annual rates ranging from 4.3% to 7.8% and variable contractual annual rates ranging from 1.2% to 6.9%, with maturity dates ranging from 2014 to 2038.

During the nine months ended September 30, 2013, we obtained new non-recourse mortgage financing totaling $16.0 million, with a weighted-average annual interest rate and term of 4.5% and 11.9 years, respectively. Of the total, $3.0 million related to an investment acquired during 2013. Of the total financing, $4.0 million bears interest at a variable rate that has been effectively converted to a fixed annual interest rate of 4.9% through the use of an interest rate swap.

In May 2012, we modified and partially extinguished the non-recourse mortgage loan related to our Hellweg 2 investment, which had a total balance of $352.3 million at the time of extinguishment. We recognized a gain on the extinguishment of debt of $5.9 million, inclusive of amounts attributable to noncontrolling interests of $4.2 million.

During 2012, we entered into an arrangement with one of our lenders on a non-recourse financing that enabled us to repay the outstanding indebtedness of approximately $10.0 million for cash of approximately $8.7 million. As part of this arrangement, we have a contingent obligation to pay the lender any proceeds received in excess of $6.0 million within two years from a sale of the previously-collateralized property. We have accounted for this as a troubled debt restructuring and, accordingly, we have not recognized a gain on the discounted payoff. We will recognize this gain upon expiration of the contingent obligation.

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

Availability under the Line of Credit is dependent upon the number, operating performance, cash flows and diversification of the properties comprising the borrowing base pool. At September 30, 2013, availability under the line was $207.4 million, of which we had drawn $75.0 million.

CPA®:16 – Global 9/30/2013 10-Q — 27

Notes to Consolidated Financial Statements

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

The Line of Credit stipulates certain financial covenants that require us to maintain certain ratios and benchmarks at the end of each quarter. We were in compliance with these covenants at September 30, 2013.

Scheduled Debt Principal Payments

Scheduled debt principal payments during the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Years Ending December 31,	Total (a)
2013 (remainder)	$11,984
2014	103,330
2015 (b)	229,825
2016	244,879
2017	633,564
Thereafter through 2038	471,163
1,694,745
Unamortized discount, net (c)	(4,504)
Total	$1,690,241

__________

(a)         Certain amounts are based on the applicable foreign currency exchange rate at September 30, 2013.

(b)         Includes $75.0 million outstanding under our Line of Credit, which is scheduled to mature in 2015, unless extended pursuant to its terms.

(c)          Represents the unamortized fair value adjustment of $5.6 million resulting from the assumption of property-level debt in connection with the CPA®:14/16 Merger, partially offset by a $1.1 million unamortized discount on a non-recourse loan that we repurchased from the lender.

Due to the weakening of the U.S. dollar relative to foreign currencies during the nine months ended September 30, 2013, the carrying value of our debt increased by $12.7 million from December 31, 2012 to September 30, 2013.

Note 11. Commitments and Contingencies

At September 30, 2013, we were not involved in any material litigation. Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Equity

Noncontrolling Interests

Noncontrolling interests is the portion of equity in a subsidiary not attributable, directly or indirectly, to us. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2013.

CPA®:16 – Global 9/30/2013 10-Q — 28

Notes to Consolidated Financial Statements

The following table presents a reconciliation of total equity, the equity attributable to our stockholders, and the equity attributable to noncontrolling interests (in thousands, except share amounts):

	Nine Months Ended September 30, 2013
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,423,360	$1,327,880	$95,480
Shares issued (5,019,428 total shares issued)	42,382	42,382	-
Contributions	307	-	307
Net income	41,270	29,154	12,116
Distributions	(111,333)	(103,324)	(8,009)
Available Cash Distribution to the advisor	(11,210)	-	(11,210)
Change in Other comprehensive income (loss)	7,011	5,992	1,019
Shares repurchased	(11,367)	(11,367)	-
Balance – end of period	$1,380,420	$1,290,717	$89,703

	Nine Months Ended September 30, 2012
		CPA®:16 – Global	Noncontrolling
	Total Equity	Stockholders	Interests
Balance – beginning of period	$1,501,283	$1,424,057	$77,226
Shares issued (4,076,706 total shares issued)	35,488	35,488	-
Contributions	20,600	-	20,600
Net income	32,694	14,909	17,785
Distributions	(111,507)	(101,236)	(10,271)
Available Cash Distribution to the advisor	(11,564)	-	(11,564)
Change in Other comprehensive income (loss)	(3,692)	(3,955)	263
Shares repurchased	(19,938)	(19,938)	-
Balance – end of period	$1,443,364	$1,349,325	$94,039

Redeemable Noncontrolling Interest

We account for the noncontrolling interest in an entity that holds a note receivable recorded in connection with the Hellweg 2 transaction as a redeemable noncontrolling interest because the transaction contains put options that, if exercised, would obligate the partners to settle in cash. The partners’ interests are reflected at estimated redemption value for all periods presented.

The following table presents a reconciliation of redeemable noncontrolling interest (in thousands):

	Nine Months Ended September 30,
	2013	2012
Balance – beginning of period	$21,747	$21,306
Net income	(947)	-
Contributions	2,372	-
Distributions	(1,423)	-
Foreign currency translation adjustment	503	(148)
Balance – end of period (a)	$22,252	$21,158

_________

(a)         As described in Note 14, the Redeemable noncontrolling interest was redeemed on October 31, 2013.

CPA®:16 – Global 9/30/2013 10-Q — 29

Notes to Consolidated Financial Statements

Reclassifications Out of Accumulated Other Comprehensive Loss

The following tables present a reconciliation of changes in accumulated other comprehensive loss by component for the periods presented (in thousands):

	Three Months Ended September 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(5,987)	$14	$(23,524)	$(29,497)
Other comprehensive income (loss) before reclassifications	(2,970)	(25)	12,109	9,114
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	325	-	-	325
Other income and (expenses)	229	-	-	229
Net income from equity investments in real estate	198	-	-	198
Total	752	-	-	752
Net current-period Other comprehensive income (loss)	(2,218)	(25)	12,109	9,866
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(1,420)	(1,420)
Balance – end of period	$(8,205)	$(11)	$(12,835)	$(21,051)

	Three Months Ended September 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(6,570)	$(43)	$(29,056)	$(35,669)
Other comprehensive income (loss) before reclassifications	(2,617)	44	7,670	5,097
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	310	-	-	310
Other income and (expenses)	(245)	-	-	(245)
Net income from equity investments in real estate	441	-	-	441
Total	506	-	-	506
Net current-period Other comprehensive income (loss)	(2,111)	44	7,670	5,603
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(1,419)	(1,419)
Balance – end of period	$(8,681)	$1	$(22,805)	$(31,485)

CPA®:16 – Global 9/30/2013 10-Q — 30

Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2013
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(10,472)	$(10)	$(16,561)	$(27,043)
Other comprehensive income (loss) before reclassifications	1,033	(1)	5,248	6,280
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	985	-	-	985
Other income and (expenses)	28	-	-	28
Net income from equity investments in real estate	221	-	-	221
Total	1,234	-	-	1,234
Net current-period Other comprehensive income (loss)	2,267	(1)	5,248	7,514
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(1,522)	(1,522)
Balance – end of period	$(8,205)	$(11)	$(12,835)	$(21,051)

	Nine Months Ended September 30, 2012
	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Total
Balance – beginning of period	$(4,622)	$(52)	$(22,856)	$(27,530)
Other comprehensive income (loss) before reclassifications	(5,228)	53	166	(5,009)
Amounts reclassified from accumulated other comprehensive loss to:
Interest expense	833	-	-	833
Other income and (expenses)	(733)	-	-	(733)
Net income from equity investments in real estate	1,069	-	-	1,069
Total	1,169	-	-	1,169
Net current-period Other comprehensive income (loss)	(4,059)	53	166	(3,840)
Net current-period Other comprehensive (income) loss attributable to noncontrolling interests and redeemable noncontrolling interest	-	-	(115)	(115)
Balance – end of period	$(8,681)	$1	$(22,805)	$(31,485)

Note 13. Discontinued Operations

From time to time, we may decide to sell a property. We may make a decision to dispose of a property when it is vacant as a result of tenants vacating space, tenants electing not to renew their leases, tenant insolvency, or lease rejection in the bankruptcy process. In such cases, we assess whether we can obtain the highest value from the property by selling it, as opposed to re-leasing it. We may also sell a property when we receive an unsolicited offer or negotiate a price for an investment that is consistent with our strategy for that investment. When it is appropriate to do so, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

CPA®:16 – Global 9/30/2013 10-Q — 31

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold and with which we have no continuing involvement are reflected in the consolidated financial statements as discontinued operations and are summarized as follows (in thousands, net of tax):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$4,017	$3,708	$18,024	$12,358
Expenses	(908)	(2,489)	(4,034)	(13,622)
Gain on deconsolidation of a subsidiary	-	-	4,699	-
Gain (loss) on sale of real estate	2,374	-	(2,925)	(2,189)
Loss on extinguishment of debt	-	-	-	(342)
Impairment charges	-	(6,461)	(12,349)	(6,946)
Allowance for credit losses	-	-	(5,732)	-
Income (loss) from discontinued operations	$5,483	$(5,242)	$(2,317)	$(10,741)

2013 — During the three months ended September 30, 2013, we sold ten properties for an aggregate of $16.4 million, net of selling costs, and recognized a net gain on the sales totaling $2.4 million, excluding an impairment charge of $0.8 million previously recognized during the fourth quarter of 2012.

During the three months ended June 30, 2013, we sold seven properties for an aggregate of $3.2 million, net of selling costs, and recognized a net loss on the sales totaling $8.0 million and lease termination income of $8.1 million, excluding an impairment charge of $2.1 million previously recognized during the fourth quarter of 2012.

In March 2013, a tenant in one of our domestic properties filed for bankruptcy and ceased paying rent to us. As a result, we suspended debt service payments on the related non-recourse mortgage loan. In April 2013, the bankruptcy court appointed a receiver to take possession of the property, and we no longer had control over the activities that most significantly impacted the economic performance of the property. In June 2013, the property was sold in a foreclosure auction, at which point we deconsolidated the investment with carrying values for its net investment in properties, non-recourse debt, and accrued interest of $8.7 million, $13.0 million, and $0.4 million, respectively, and recognized a gain on the deconsolidation of $4.7 million, excluding an impairment charge of $9.3 million recognized during the first quarter of 2013.

During the three months ended September 30, 2013, we entered into contracts to sell nine domestic properties for $51.4 million. We recognized impairment charges of $3.0 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, and allowances for credit losses totaling $5.7 million, inclusive of amounts attributable to noncontrolling interests of $1.7 million, on several of these properties during the second quarter of 2013. At September 30, 2013, these properties were classified as Assets held for sale in the consolidated balance sheets. We completed the sales of the properties in October 2013.

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

We sold three additional properties during 2012 subsequent to September 30, 2012. We recognized impairment charges totaling $6.5 million on several of these properties during both the three and nine months ended September 30, 2012. The results of operations for these properties are included in Income (loss) from discontinued operations, net of tax in the consolidated financial statements for the three and nine months ended September 30, 2012.

CPA®:16 – Global 9/30/2013 10-Q — 32

Notes to Consolidated Financial Statements

Note 14. Subsequent Event

Hellweg 2 Call Option Exercise

In a series of transactions which were completed on October 31, 2013, our Hellweg 2 Note, which had a principal balance of approximately $22.3 million at September 30, 2013 (Note 5), was effectively redeemed in exchange for the Redeemable noncontrolling interest in our Propco subsidiary, which had a carrying amount of $22.3 million at September 30, 2013. Propco is owned by us, WPC, and CPA®:17 – Global and owns the Hellweg 2 properties (Note 12).

CPA®:16 – Global 9/30/2013 10-Q — 33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2012 Annual Report. In addition, as discussed in Note 3 and below in Recent Developments, we entered into an agreement in July 2013 to merge with WPC, which, if consummated, will result in our becoming a subsidiary of WPC and our stockholders receiving shares of WPC common stock in the transaction.

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

Financial and Operating Highlights

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$78,466	$75,868	$233,236	$234,121
Net income (loss) attributable to CPA®:16 – Global stockholders	17,272	(389)	29,154	14,909

Cash distributions paid	34,489	33,718	102,583	100,817

Net cash provided by operating activities			144,013	143,242
Net cash provided by investing activities			52,103	67,949
Net cash used in financing activities			(193,059)	(239,191)

Supplemental financial measure:
Modified funds from operations (a)	44,012	41,577	137,229	123,176

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

Total revenues increased for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to the favorable impact of foreign currency fluctuations on operations.

Net income attributable to CPA®:16 – Global stockholders was generated for the three months ended September 30, 2013 as compared to a loss for the same period in 2012. The increase in Net income attributable to CPA®:16 – Global stockholders was comprised of the positive impact from results of operations of properties in discontinued operations during the current year period, impairment charges recognized on several jointly-owned investments during the prior year period, a gain recognized on the deconsolidation of a subsidiary during the current year period, and a decrease in interest expense, partially offset by an increase in general and administrative expenses due to expenses incurred in connection with the Proposed Merger.

Total revenues decreased for the nine months ended 2013 as compared to the same period in 2012, primarily due to the impact of Carrefour France, SAS, one of our lessees, declining to exercise its lease termination options on five properties at June 30, 2012,

CPA®:16 – Global 9/30/2013 10-Q — 34

thereby increasing the period over which straight-line revenue is recognized. These decreases were partially offset by the favorable impact of foreign currency fluctuations on operations.

Net income attributable to CPA®:16 – Global stockholders increased for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily due to the positive impact from results of operations of properties in discontinued operations as compared to the prior year period, impairment charges recognized on several jointly-owned investments during the prior year period, a decrease in interest expense during the current year period, and a gain recognized on the deconsolidation of a subsidiary during the current year period. These increases were partially offset by a net gain on the extinguishment of debt recognized in the prior year period, an increase in general and administrative expenses due to expenses incurred in connection with the Proposed Merger, and an allowance for credit losses recognized during the current year period.

Our MFFO increased for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily due to a decrease in interest expense during each of the current year periods and, in the case of the current year nine-month period, lease termination income received in connection with the sales of several properties.

Our quarterly cash distribution was $0.1682 per share for the third quarter of 2013, which equated to $0.6728 per share on an annualized basis, and was paid on October 15, 2013 to stockholders of record at September 30, 2013.

Recent Developments

Proposed Merger

As more fully described in Note 3, on July 25, 2013, we and WPC entered into a merger agreement pursuant to which we will merge with and into one of WPC’s subsidiaries and CPA®:16 – Global’s stockholders will receive shares of WPC common stock as merger consideration, based on a fixed value of $11.25 per share, subject to a pricing collar. If the Proposed Merger is approved by our stockholders and the stockholders of WPC and the other closing conditions are met, we expect that the closing will occur by the first quarter of 2014, although there can be no assurance of such timing.

Results of Operations

The following tables present other operating data that management finds useful in evaluating results of operations:

	September 30, 2013	December 31, 2012
Occupancy rate – leased properties (a)	98.0%	96.9%
Number of leased properties (a)	477	498
Number of operating properties (b)	2	2

	Nine Months Ended September 30,
	2013	2012
Acquisition volume (in millions)	$4.9	$-
Financing obtained (in millions) (c)	$16.0	$75.6
Average U.S. dollar/euro exchange rate (d)	$1.3173	$1.2824
U.S. Consumer Price Index (“CPI”) (e)	234.1	231.4

____________

(a)         These amounts reflect net-leased properties in which we had a full or partial ownership interest.

(b)         For all periods presented, operating properties comprise two hotels, both of which are managed by third parties.

(c)          Amount for the nine months ended September 30, 2012 includes refinancings totaling $25.5 million.

(d)         The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on earnings for our euro-denominated investments in the current year period.

(e)         Most of our domestic lease agreements include contractual increases indexed to the change in the CPI.

CPA®:16 – Global 9/30/2013 10-Q — 35

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our consolidated real estate investments (in thousands):

	Nine Months Ended September 30,
Lessee	2013	2012
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 2) (a) (b)	$26,998	$25,780
Dick’s Sporting Goods, Inc. (b)	8,055	8,016
Telcordia Technologies, Inc.	7,855	7,702
Carrefour France, SAS (a) (c)	7,706	13,528
SoHo House/SHG Acquisition (UK) Limited	5,892	5,892
Nordic Atlanta Cold Storage, LLC	5,639	5,547
Tesco PLC (a) (b)	5,623	5,379
Berry Plastics Corporation (b)	5,318	5,240
LFD Manufacturing Ltd., IDS Logistics (Thailand) Ltd., and IDS Manufacturing SDN BHD (d)	4,055	4,005
Fraikin SAS (a)	3,761	3,508
MetoKote Corp., MetoKote Canada Limited, and MetoKote de Mexico (a) (e)	3,646	3,654
PerkinElmer, Inc.	3,341	3,234
Best Brands Corp.	3,209	3,136
Ply Gem Industries, Inc. (e) (f)	3,084	3,106
Huntsman International, LLC	3,026	3,027
Caremark Rx, Inc.	2,952	2,968
Universal Technical Institute of California, Inc.	2,868	2,804
Bob’s Discount Furniture, LLC	2,842	2,820
Kings Food Markets	2,787	2,713
TRW Vehicle Safety Systems Inc.	2,676	2,676
Katun Corporation (a)	2,471	2,269
Finisar Corporation	2,466	2,466
Performance Fibers GmbH (a) (f)	2,456	2,505
Other (a) (b)	84,383	82,632
	$203,109	$204,607

____________

(a)         Amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         These revenues were generated in consolidated investments that are jointly-owned with our affiliates and on a combined basis include revenues attributable to noncontrolling interests totaling $27.8 million and $26.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

CPA®:16 – Global 9/30/2013 10-Q — 36

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both the investees’ continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2013	2013	2012
U-Haul Moving Partners, Inc. and Mercury Partners, L.P.	31%	$24,276	$24,276
The New York Times Company	27%	20,842	20,601
OBI A.G. (a)	25%	12,742	12,079
Hellweg Die Profi-Baumärkte GmbH & Co. KG (Hellweg 1) (a) (b)	25%	11,507	10,188
True Value Company	50%	10,852	10,840
Advanced Micro Devices, Inc.	67%	8,958	8,958
Pohjola Non-life Insurance Company (a)	40%	7,012	6,652
TietoEnator Plc (a)	40%	6,571	6,259
Police Prefecture, French Government (a)	50%	6,301	5,841
Schuler A.G. (a)	33%	5,070	4,582
Frontier Spinning Mills, Inc.	40%	3,454	3,453
Actebis Peacock GmbH (a)	30%	3,109	2,973
Del Monte Corporation	50%	2,645	2,645
Actuant Corporation (a)	50%	1,391	1,239
Consolidated Systems, Inc.	40%	1,373	1,389
Barth Europa Transporte e.K/MSR Technologies GmbH (a)	33%	894	835
Town Sports International Holdings, Inc.	56%	873	873
Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) (a) (c)	35%	496	925
The Upper Deck Company (d)	50%	-	-
		$128,366	$124,608

__________

(a)         Amounts are subject to fluctuations in the exchange rate of the euro. The average conversion rate for the U.S. dollar in relation to the euro increased by approximately 2.7% during the nine months ended September 30, 2013 in comparison to the same period in 2012, resulting in a positive impact on lease revenues for our euro-denominated investments in the current year period.

(b)         This increase was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.

(c)          In January 2013, Arelis Broadcast signed a new lease with the jointly-owned investment at a reduced rent.

(d)         The property owned by the jointly-owned investment was vacant during both the nine months ended September 30, 2013 and 2012.

Leasing Activity

The following discussion presents a summary of our leasing activity on our existing properties for the periods presented and does not include new acquisitions.

During the three months ended September 30, 2013, we signed four leases, totaling less than 0.1 million square feet of leased space. Of these leases, three were with new tenants and one was a short-term extension with an existing tenant. The average rent for this leased space decreased from $16.06 per square foot to $13.82 per square foot. None of the tenants received tenant improvement allowances or concessions.

During the three months ended September 30, 2012, we signed three leases, totaling less than 0.1 million square feet of leased space. These leases were renewals or short-term extensions with existing tenants.  The average rent for this leased space increased from $16.74 per square foot to $17.07 per square foot after the renewals. None of the tenants received tenant improvement allowances or concessions.

CPA®:16 – Global 9/30/2013 10-Q — 37

During the nine months ended September 30, 2013, we signed 11 leases, totaling approximately 0.3 million square feet of leased space. Of these leases, five were with new tenants and six were renewals or short-term extensions with existing tenants. The average rent for this leased space decreased from $8.00 per square foot to $6.49 per square foot. One of the tenants received a tenant improvement allowance of $0.8 million.

During the nine months ended September 30, 2012, we signed seven leases, totaling approximately 0.5 million square feet of leased space. These leases were renewals or short-term extensions with existing tenants. The average rent for this leased space increased from $5.53 per square foot to $5.55 per square foot after the renewals. None of the tenants received tenant improvement allowances or concessions.

Lease Revenues

As of September 30, 2013, approximately 75% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, approximately 23% of our net leases on that same basis have fixed rent adjustments with contractual minimum base rent scheduled to increase by an average of 2% in the next 12 months. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the euro.

For the three months ended September 30, 2013 as compared to the same period in 2012, lease revenues increased by $2.3 million, primarily due to the favorable impact of foreign currency fluctuations of $1.1 million, scheduled index-based rent increases of $0.8 million, and the effects of leasing activity totaling $0.3 million.

For the nine months ended September 30, 2013 as compared to the same period in 2012, lease revenues decreased by $1.5 million, primarily due to $5.4 million related to the impact of Carrefour France SAS declining to exercise its lease termination options on five properties at June 30, 2012 and the effects of leasing activity totaling $1.0 million. These decreases were partially offset by scheduled index-based rent increases of $3.2 million and the favorable impact of foreign currency fluctuations of $1.7 million.

General and Administrative

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, general and administrative expense increased by $3.7 million and $4.7 million, respectively, primarily due to expenses incurred of $2.4 million related to the Proposed Merger during each of the current year periods (Note 3) and an increase in management expenses of $0.8 million and $2.7 million, respectively. Management expenses include our reimbursements to the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations and increased primarily due to an amendment to the advisory agreement in 2012 related to the basis of allocating advisor personnel expenses and overhead among WPC, the CPA REITs, and CWI (Note 3). The increase for the nine-month period was partially offset by a decrease in professional fees of $1.1 million. Professional fees include legal, accounting, and investor-related expenses incurred in the normal course of business.

CPA®:16 – Global 9/30/2013 10-Q — 38

Allowance for Credit Losses

During the nine months ended September 30, 2013, we recorded an allowance for credit losses of $3.6 million on a property classified as Net investments in direct financing leases due to a decline in the estimated amount of future payments we will receive from the property’s tenant, including the early termination of the direct financing lease (Note 8).

Net Income (Loss) from Equity Investments in Real Estate

Net income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.

For the three months ended September 30, 2013, we recognized net income from equity investments in real estate of $5.6 million, which was comprised primarily of equity income of $8.0 million, partially offset by the amortization of basis differences of $1.9 million and an other-than-temporary impairment charge of $0.5 million incurred on a jointly-owned investment (Note 8).

For the three months ended September 30, 2012, we recognized net loss from equity investments in real estate of $1.0 million, which was comprised primarily of other-than-temporary impairment charges totaling $6.9 million incurred on two jointly-owned investments (Note 8) and the amortization of basis differences of $1.8 million, partially offset by equity income of $7.7 million.

For the nine months ended September 30, 2013 as compared to the same period in 2012, net income from equity investments in real estate increased by $5.3 million, primarily due to the impact of the other-than-temporary impairment charges totaling $6.9 million during the prior year period, partially offset by the receipt of our share of non-recurring lease termination income of $1.7 million received in February 2012 from the jointly-owned investment in the property now leased to Arelis Broadcast, Veolia Transport, and Marchal Levage (formerly Thales S.A.) and the impact of an other-than-temporary-impairment charge of $0.5 million incurred on a jointly-owned investment during the current year period.

Other Income and (Expenses)

Other income and (expenses) primarily consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt or advances that are not denominated in the investment’s functional currency. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

For the three months ended September 30, 2013, we recognized net other income of $2.2 million, which was comprised of unrealized foreign currency transaction gains of $1.8 million and a gain on the sale of real estate of $0.4 million from the disposition of a parcel of land (Note 5). During the comparable prior year period, we recognized net other income of $1.9 million, which was comprised primarily of net realized and unrealized foreign currency transaction gains of $1.6 million.

For the nine months ended September 30, 2013, we recognized net other income of $2.1 million, which was comprised primarily of net realized and unrealized foreign currency transaction gains of $1.1 million and the gain on the sale of real estate of $0.4 million from the disposition of a parcel of land (Note 5).

Gain on Deconsolidation of a Subsidiary

During both the three and nine months ended September 30, 2013, we recognized a gain on the deconsolidation of a subsidiary of $1.6 million (Note 5).

(Loss) Gain on Extinguishment of Debt

During the nine months ended September 30, 2012, we recognized a net gain on the extinguishment of debt of $5.5 million. The net gain was comprised primarily of a gain of $5.9 million resulting from the partial extinguishment of the non-recourse mortgage loan outstanding related to our Hellweg 2 investment recognized during the second quarter of 2012 (Note 10).

CPA®:16 – Global 9/30/2013 10-Q — 39

Bargain Purchase Gain on Acquisition

During the third quarter of 2012, we identified a receivable which we had acquired as part of the CPA®:14/16 Merger in the second quarter of 2011 that was not recorded at that time. The receivable, if recorded during the second quarter of 2011, would have resulted in an increase to the bargain purchase gain from the CPA®:14/16 Merger in that quarter of $1.6 million. This change was recorded in the consolidated statements of operations in the third quarter of 2012 (Note 4).

Interest Expense

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, interest expense decreased by $0.8 million and $5.4 million, respectively, primarily due to the impact of (i) favorable interest rates due to the amendment to the Line of Credit executed on August 1, 2012 (Note 10) totaling $0.8 million and $2.3 million, respectively, and (ii) the repayment of several non-recourse mortgage loans during 2012 totaling $0.2 million and $1.1 million, respectively. Additionally, the decrease for the nine-month period was due to the impact of lower interest rates on the variable-rate debt encumbering the properties leased to Carrefour France, SAS totaling $1.3 million.

Provision for Income Taxes

For the nine months ended September 30, 2013 as compared to the same period in 2012, provision for income taxes increased by $1.4 million, primarily due to back trade taxes incurred by our third-party redeemable noncontrolling interest partner in our Hellweg 2 investment during the current year period totaling $2.4 million, partially offset by decreases in foreign tax estimates on our Tesco PLC and Carrefour France, SAS portfolios of $0.9 million and $0.4 million, respectively.

Income (Loss) from Discontinued Operations, Net of Tax

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

During the three and nine months ended September 30, 2013, we recognized income from discontinued operations of $5.5 million and loss from discontinued operations of $2.3 million, respectively. Income for the three months ended September 30, 2013 was comprised primarily of net income generated from the operations of properties in discontinued operations of $3.1 million and a net gain on the sale of real estate totaling $2.4 million from the disposition of ten properties. The loss for the nine months ended September 30, 2013 was comprised primarily of impairment charges and allowances for credit losses totaling $18.1 million and a net loss on the sale of real estate totaling $3.0 million from the disposition of 21 properties, partially offset by lease termination income of $8.1 million received in connection with the sales of several properties, net income generated from the operations of properties in discontinued operations of $5.9 million, and a gain of $4.7 million recognized on the deconsolidation of a subsidiary.

During the three and nine months ended September 30, 2012, we recognized a loss from discontinued operations of $5.2 million and $10.7 million, respectively. The loss for the three months ended September 30, 2012 was comprised primarily of impairment charges of $6.5 million, partially offset by net income generated from the operations of properties in discontinued operations of $1.2 million. The loss for the nine months ended September 30, 2012 was comprised primarily of impairment charges of $6.9 million, a net loss on the sale of real estate totaling $2.2 million from the disposition of eight properties, and net loss generated from the operations of properties in discontinued operations of $1.3 million.

Net Income Attributable to Noncontrolling Interests

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, net income attributable to noncontrolling interests increased by $0.6 million and decreased by $5.7 million, respectively. The decrease for the nine-month period was primarily due to our affiliates’ share of a gain on extinguishment of debt related to the modification and partial extinguishment of

CPA®:16 – Global 9/30/2013 10-Q — 40

the non-recourse mortgage loan on our Hellweg 2 investment in May 2012 of $4.2 million (Note 10), and impairment charges and allowance for credit losses attributable to noncontrolling interests recognized on several properties during the second quarter of 2013 of $2.6 million (Note 8).

Net (Income) Loss Attributable to Redeemable Noncontrolling Interest

For the nine months ended September 30, 2013, we recognized a loss attributable to redeemable noncontrolling interest of $1.0 million, primarily due to the back trade taxes paid by our third-party redeemable noncontrolling interest partner in our Hellweg 2 investment totaling $2.4 million, offset by income attributable to redeemable noncontrolling interest totaling $1.4 million.

Net Income (Loss) Attributable to CPA®:16 – Global Stockholders

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, the resulting net income (loss) attributable to CPA®:16 – Global stockholders increased by $17.7 million and $14.2 million, respectively.

Modified Funds from Operations (“MFFO”)

MFFO is a non-GAAP measure that we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:16 – Global stockholders, see Supplemental Financial Measures below.

For the three and nine months ended September 30, 2013 as compared to the same periods in 2012, MFFO increased by $2.4 million and $14.1 million, respectively, primarily due to the decrease in interest expense during each of the current year periods and, in the case of the current year nine-month period, lease termination income received in connection with the sales of several properties.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments primarily to meet our operating expenses, service debt, and fund distributions to stockholders. Our cash flows fluctuate from period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter, payment of Available Cash Distributions, and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans, unused capacity on our Line of Credit, and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 increased by $0.8 million compared to the same period in 2012, primarily due to the receipt of lease termination income in connection with the sale of a property. For 2013, the advisor elected to receive its asset management fees in shares of our common stock and as a result, during the nine months ended September 30, 2013 we paid asset management fees of $9.8 million through the issuance of stock rather than in cash (Note 3).

Investing Activities

Our investing activities are generally comprised of real estate-related transactions, payment of our annual installment of deferred acquisition fees to the advisor related to asset acquisitions, and capitalized property-related costs. During the nine months ended September 30, 2013, we used $4.8 million to acquire one investment (Note 4). We received a total of $47.9 million in connection with the sale of 22 properties and a parcel of land (Note 5, 13) and $10.1 million in distributions from equity investments in real estate in excess of equity in net income. Funds totaling $10.7 million and $7.3 million were invested in and released from, respectively, lender-held investment accounts. We received $3.8 million in cash receipts from direct financing leases greater than revenue recognized. In January 2013, we paid $0.5 million as our annual installment of deferred acquisition fees to the advisor.

CPA®:16 – Global 9/30/2013 10-Q — 41

Financing Activities

During the nine months ended September 30, 2013, we paid net cash distributions to stockholders of $70.0 million, which excluded $32.6 million in distributions that were reinvested by stockholders through our DRIP, and paid distributions of $20.6 million to affiliates that hold noncontrolling interests in various entities with us. We drew down $65.0 million from our Line of Credit. We also repaid $133.0 million on our Line of Credit, prepaid several non-recourse mortgage loans totaling $9.2 million, and made scheduled mortgage principal installments totaling $32.2 million. We received proceeds totaling $16.0 million from new financing obtained on three properties, $32.6 million as a result of issuing shares through our DRIP, and $2.7 million in contributions from noncontrolling interests.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. In light of the Proposed Merger, our board of directors suspended our redemption plan on July 25, 2013, with the exception of special-circumstances redemptions as defined under the plan. During the nine months ended September 30, 2013, we received requests to redeem 1,339,586 shares of our common stock pursuant to our redemption plan, all of which were redeemed in the same period, at a weighted-average price per share of $8.49, which is net of redemption fees, totaling $11.4 million.

Summary of Financing

The table below summarizes our non-recourse debt and Line of Credit (dollars in thousands):

	September 30, 2013	December 31, 2012
Carrying Value
Fixed rate	$1,453,445	$1,481,089
Variable rate (a)	236,796	306,091
Total	$1,690,241	$1,787,180

Percent of Total Debt
Fixed rate	86%	83%
Variable rate (a)	14%	17%
	100%	100%
Weighted-Average Interest Rate at End of Period
Fixed rate	5.8%	5.8%
Variable rate (a)	3.2%	3.1%

__________

(a)         Variable-rate debt at September 30, 2013 included (i) $75.0 million outstanding under our Line of Credit; (ii) $69.1 million that was subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at September 30, 2013; (iii) $65.9 million that has been effectively converted to a fixed rate through interest rate swap derivative instruments;  (iv) $12.4 million in non-recourse mortgage loan obligations that bore interest at floating rates; and (v) $11.4 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market fixed rates (subject to specific caps) at certain points during their terms. At September 30, 2013, we had no interest rate resets or expirations of interest rate swaps or caps scheduled to occur during the next 12 months.

Cash Resources

At September 30, 2013, our cash resources consisted of cash and cash equivalents totaling $70.1 million. Of this amount, $48.7 million, at then-current exchange rates, was held in foreign subsidiaries and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had a Line of Credit with unused capacity of $132.4 million, as well as unleveraged properties that had an aggregate carrying value of $97.3 million at September 30, 2013, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.

CPA®:16 – Global 9/30/2013 10-Q — 42

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our stockholders and to our affiliates that hold noncontrolling interests in our subsidiaries and making scheduled mortgage loan principal payments, as well as other normal recurring operating expenses. Balloon payments totaling $37.8 million, inclusive of amounts attributable to noncontrolling interests of $0.3 million, on our consolidated mortgage loan obligations are due during the next 12 months. Our share of balloon payments on our unconsolidated jointly-owned investments due during the next 12 months is $80.6 million. Our advisor is actively seeking to refinance certain of these loans, although there can be no assurance that it will be able to do so on favorable terms, if at all.

We expect to fund any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations, the use of our cash reserves, or amounts available on our Line of Credit.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements, and other contractual obligations at September 30, 2013 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt and Line of Credit – principal (a) (b)	$1,694,745	$85,211	$332,416	$894,069	$383,049
Deferred acquisition fees – principal	1,309	458	838	13	-
Interest on borrowings and deferred acquisition fees (c)	404,644	91,557	159,239	78,336	75,512
Subordinated disposition fees (d)	1,197	1,197	-	-	-
Operating and other lease commitments (e)	59,384	2,593	4,844	5,658	46,289
	$2,161,279	$181,016	$497,337	$978,076	$504,850

____________

(a)         Excludes unamortized discount, net of $4.5 million (Note 10).

(b)         Includes $75.0 million outstanding under our $225.0 million Line of Credit, which is scheduled to mature on August 1, 2015.

(c)          Interest on an unhedged variable-rate debt obligation was calculated using the variable interest rate and balance outstanding at September 30, 2013.

(d)         Represents amounts that may be payable to the Special General Partner in connection with sales of assets, if a 6% preferred return is satisfied. There can be no assurance as to whether or when these fees will be paid. Upon the consummation of the Proposed Merger, subordinated disposition fees payable to the Special General Partner will be waived (Note 3).

(e)          Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable pursuant to the advisory agreement for the purpose of leasing office space used for the administration of real estate entities. Amounts are allocated among WPC, the CPA REITs, and CWI based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of amounts attributable to noncontrolling interests of approximately $12.2 million.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2013, which consisted primarily of the euro. At September 30, 2013, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

Equity Method Investments

We have interests in unconsolidated investments that own single-tenant properties net leased to companies. Generally, the underlying investments are jointly-owned with our affiliates. At September 30, 2013, on a combined basis, these investments had total assets and third-party non-recourse mortgage debt of approximately $1.6 billion and $0.9 billion, respectively. At that date, our pro rata share of their aggregate debt was $342.4 million. Cash requirements with respect to our share of these debt obligations are discussed above under Cash Requirements.

CPA®:16 – Global 9/30/2013 10-Q — 43

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

CPA®:16 – Global 9/30/2013 10-Q — 44

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

CPA®:16 – Global 9/30/2013 10-Q — 45

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

CPA®:16 – Global 9/30/2013 10-Q — 46

FFO and MFFO were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to CPA®:16 – Global stockholders	$17,272	$(389)	$29,154	$14,909
Adjustments:
Depreciation and amortization of real property	22,134	23,185	67,135	75,273
Impairment charges	-	6,461	12,349	6,956
(Gain) loss on sale of real estate	(2,758)	-	2,541	2,189
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,429	3,452	10,801	10,866
Impairment charges	515	6,795	515	6,879
Loss on sale of real estate	-	412	-	90
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,888)	(2,419)	(9,535)	(8,238)
Total adjustments	20,432	37,886	83,806	94,015
FFO — as defined by NAREIT	37,704	37,497	112,960	108,924
Adjustments:
Bargain purchase gain on acquisition	-	(1,617)	-	(1,617)
Gain on deconsolidation of a subsidiary	(1,580)	-	(6,279)	-
Loss (gain) on extinguishment of debt	-	49	-	(5,115)
Other depreciation, amortization, and non-cash charges	(1,910)	(1,219)	(773)	241
Straight-line and other rent adjustments (a)	1,523	1,330	3,902	(2,085)
Allowance for credit losses	-	-	9,358	-
Acquisition and merger expenses (b)	2,525	106	2,745	439
Amortization of deferred financing costs	323	328	966	1,068
Above- and below-market rent intangible lease amortization, net (c)	3,994	4,462	12,251	14,398
Amortization of premiums on debt investments, net	75	83	227	165
Realized losses (gains) on foreign currency, derivatives, and other (d)	302	(558)	(807)	(558)
Unrealized losses on mark-to-market adjustments (e)	237	172	775	256
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at MFFO:
Other depreciation, amortization, and non-cash charges	(23)	(25)	(39)	85
Straight-line and other rent adjustments (a)	(127)	(54)	(449)	11
Acquisition expenses (b)	58	64	175	192
Above- and below-market rent intangible lease amortization, net (c)	896	921	2,425	2,769
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	15	38	(208)	4,003
Total adjustments	6,308	4,080	24,269	14,252
MFFO (a) (b)	$44,012	$41,577	$137,229	$123,176

__________

(a)         Under GAAP, rental receipts are allocated to periods using an accrual basis. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(b)         In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment, as well as the costs associated with a liquidity event, such as merger expenses. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating

CPA®:16 – Global 9/30/2013 10-Q — 47

characteristics. By excluding expensed acquisition and merger costs and amortization of deferred acquisition fees, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses and merger expenses include payments to our advisor or third parties. Acquisition fees and expenses and merger expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses and merger expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

CPA®:16 – Global 9/30/2013 10-Q — 48

The net fair value of our interest rate swaps and cap, which are included in Accounts payable, accrued expenses, and other liabilities and Other assets, net in the consolidated financial statements, was in a net liability position of $2.4 million at September 30, 2013. In addition, two unconsolidated investments in which we have interests of 25% and 27% had an interest rate swap and an interest rate cap, respectively, with a net estimated fair value liability of $12.8 million in the aggregate, representing the total amount attributable to the entities, not our proportionate share, at September 30, 2013 (Note 9).

At September 30, 2013, the majority (approximately 95%) of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at September 30, 2013 ranged from 4.3% to 7.8%. The contractual interest rates on our variable-rate debt at September 30, 2013 ranged from 1.2% to 6.9%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2013 (in thousands):

	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total	Fair value
Fixed-rate debt (a)	$9,854	$94,738	$133,961	$235,555	$570,946	$412,515	$1,457,569	$1,445,715
Variable-rate debt (a)	$2,130	$8,592	$95,864	$9,324	$62,618	$58,648	$237,176	$233,810

__________

(a)         Amounts are based on the exchange rate at September 30, 2013, as applicable.

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or that has been subject to an interest rate cap is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2013 by both an aggregate increase and aggregate decrease of $59.7 million. This debt is generally not subject to short-term fluctuations in interest rates.

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

We obtain mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and mitigate the risk from changes in foreign currency exchange rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Lease Revenues (a)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$23,430	$93,621	$86,188	$78,303	$77,032	$723,670	$1,082,244
British pound sterling (c)	1,434	5,754	5,166	4,913	4,976	65,249	87,492
Other foreign currencies (d)	2,053	8,145	8,144	8,147	8,159	46,992	81,640
	$26,917	$107,520	$99,498	$91,363	$90,167	$835,911	$1,251,376

CPA®:16 – Global 9/30/2013 10-Q — 49

Scheduled debt service payments (principal and interest) for mortgage notes payable for our foreign operations for the remainder of 2013, each of the next four calendar years following December 31, 2013, and thereafter are as follows (in thousands):

Debt Service (a) (e)	2013 (Remainder)	2014	2015	2016	2017	Thereafter	Total
Euro (b)	$12,867	$73,793	$52,509	$140,260	$431,611	$13,620	$724,660
British pound sterling (c)	863	16,481	7,816	1,481	1,482	23,078	51,201
Other foreign currencies (d)	1,145	12,808	9,113	3,332	8,868	16,017	51,283
	$14,875	$103,082	$69,438	$145,073	$441,961	$52,715	$827,144

__________

(a)         Amounts are based on the applicable exchange rates at September 30, 2013. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)         We estimate that for a 1% increase or decrease in the exchange rate between the euro and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2013 of $3.6 million.

(c)          We estimate that for a 1% increase or decrease in the exchange rate between the British pound sterling and the U.S. dollar, there would be a corresponding change in the projected estimated property-level cash flow at September 30, 2013 of $0.4 million.

(d)        Other foreign currencies consist of the Canadian dollar, the Malaysian ringgit, the Swedish krona, and the Thai baht.

(e)          Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at September 30, 2013.

As a result of scheduled balloon payments on our international non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2016 and 2017. In 2016 and 2017, balloon payments totaling $96.4 million and $426.3 million, respectively, are due on several non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources to make these payments, if necessary.

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2013, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2013 at a reasonable level of assurance.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:16 – Global 9/30/2013 10-Q — 50

PART II

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

Changes in the market price of WPC common stock will affect the exchange ratio and the value of the Per Share Merger Consideration, and may result in a Per Share Merger Consideration that has a value below $11.25.

The exchange ratio and the value of the Per Share Merger Consideration are based on the market price of WPC common stock, which will fluctuate as a result of a variety of factors (many of which are beyond our control), including the following factors:

•                  market reaction to the Proposed Merger and the prospects of the combined company;

•                  changes in market assessments of the business, operations, financial position, and prospects of either company;

•                  market assessments of the likelihood that the Proposed Merger will be completed;

•                  interest rates, general market and economic conditions, and other factors generally affecting the price of WPC common stock;

•                  federal, state, and local legislation, governmental regulation, and legal developments in the businesses in which WPC and we operate;

•                  general market trading activities; and

•                  other factors beyond the control of WPC and us.

A decline in the price of WPC common stock may cause the value of the Per Share Merger Consideration to be less than $11.25.

The pricing collar will limit the number of shares of WPC common stock that our stockholders receive in the Proposed Merger.

If the average WPC trading price is less than $61.09, and thus the exchange ratio would be greater than 0.1842, the merger agreement provides that the exchange ratio will nonetheless be fixed at 0.1842, even if that results in a Per Share Merger Consideration below $11.25. We do not have the right to terminate the merger agreement based on a decline in the market price of WPC common stock.

The pendency of the Proposed Merger could adversely affect our business and operations.

Between the date that the merger agreement was signed and the date that the Proposed Merger is consummated, our tenants may delay or defer certain business decisions, such as whether or not to renew a lease, which could negatively impact our revenues, earnings, cash flows, and expenses, regardless of whether or not the Proposed Merger is completed. In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the Proposed Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

Failure to complete the Proposed Merger could negatively affect us.

It is possible that the Proposed Merger may not be completed. The parties’ respective obligations to complete the Proposed Merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of WPC and us. If the Proposed Merger is not completed, we may be subject to a number of material risks, including the following:

•                  our stockholders would not have had the opportunity to achieve the liquidity event provided by the Proposed Merger and our board of directors would have to review other alternatives for liquidity, which may not occur in the near future or on terms as favorable as the Proposed Merger;

•                  we have incurred and expect to incur substantial costs and expenses related to the Proposed Merger, such as legal, accounting, and financial advisor fees, which will be payable by us even if the Proposed Merger is not completed, and only certain of which are subject to reimbursement under certain limited circumstances;

•                  we may be required to pay a termination fee to WPC in the amount of $57 million if the merger agreement is terminated under certain circumstances; and

CPA®:16 – Global 9/30/2013 10-Q — 51

•                  we may be required to pay WPC’s out-of-pocket expenses incurred in connection with the Proposed Merger if the merger agreement is terminated under certain circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

For the three months ended September 30, 2013, we issued 170,547 shares of our common stock to the advisor as consideration for asset management fees. These shares were issued at a price per share of $8.70, which represents our most recently published NAV per share as approved by our board of directors at the date of issuance.

Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(a)(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2013:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2013 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	107,534	$8.94	N/A	N/A
Total	107,534

__________

(a)         Represents shares of our common stock repurchased under our redemption plan, pursuant to which we may elect to redeem shares at the request of our stockholders, subject to certain exceptions, conditions, and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. We satisfied all of the above redemption requests received during the three months ended September 30, 2013. We receive fees in connection with share redemptions. In light of the Proposed Merger, our board of directors suspended our redemption plan in July 2013, with the exception of special-circumstances redemptions. All of the requests were special-circumstances redemptions.

CPA®:16 – Global 9/30/2013 10-Q — 52

Item 6. Exhibits.

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

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.

CPA®:16 – Global 9/30/2013 10-Q — 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 16 – Global Incorporated
Date: November 5, 2013
	By:	/s/ Catherine D. Rice
Catherine D. Rice
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2013
	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA®:16 – Global 9/30/2013 10-Q — 54

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

101

The following materials from Corporate Property Associates 16 – Global Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.